Form 10-Q
period 2007-06-29
Freescale Semiconductor Holdings I, Ltd.
filed 2007-08-10
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-141128-05

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	98-0522138
(Jurisdiction)	(I.R.S. Employer Identification No.)

6501 William Cannon Drive West Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

(512) 895-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
(in millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$1,376	$1,599	$2,737	$3,125
Cost of sales	809	864	2,026	1,699

Gross margin	567	735	711	1,426
Selling, general and administrative	165	185	325	372
Research and development	286	296	576	590
Amortization expense for acquired intangible assets	346	3	691	6
Reorganization of businesses and other	38	—	38	—
Merger expenses	—	—	3	—

Operating (loss) earnings	(268)	251	(922)	458
Other (expense) income, net	(188)	6	(386)	17

(Loss) earnings before income taxes and cumulative effect of accounting change	(456)	257	(1,308)	475
Income tax (benefit) expense	(168)	(3)	(481)	10

(Loss) earnings before cumulative effect of accounting change	(288)	260	(827)	465
Cumulative effect of accounting change	—	—	—	7

Net (loss) earnings	$(288)	$260	$(827)	$472

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share amount)	June 29, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$228	$177
Short-term investments	313	533
Accounts receivable, net	538	635
Inventory	878	1,188
Other current assets	279	317

Total current assets	2,236	2,850

Property, plant and equipment, net	3,024	3,232
Goodwill	5,312	5,313
Intangible assets	4,972	5,654
Other assets, net	596	690

Total assets	$16,140	$17,739

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$87	$85
Accounts payable	451	558
Accrued liabilities and other	545	716

Total current liabilities	1,083	1,359
Long-term debt	9,398	9,415
Deferred tax liabilities	1,347	1,858
Other liabilities	397	390

Total liabilities	12,225	13,022

Stockholder’s equity:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at June 29, 2007 and December 31, 2006	5	5
Additional paid-in capital	7,114	7,093
Accumulated other comprehensive earnings	10	6
Accumulated deficit	(3,214)	(2,387)

Total stockholder’s equity	3,915	4,717

Total liabilities and stockholder’s equity	$16,140	$17,739

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	Successor	Predecessor
(in millions)	June 29, 2007	June 30, 2006
Cash flows from operating activities:	$30	$738

Cash flows from investing activities:
Capital expenditures, net	(164)	(372)
Sales and purchases of short-term investments, net	220	81
Payments for purchase licenses and other assets	(31)	(25)
Purchases of marketable securities	—	(680)
Sales of marketable securities	—	463
Maturities of marketable securities	—	79
Other	17	(2)

Net cash provided by (used for) investing activities	42	(456)

Cash flows from financing activities:
Payments for long-term debt and capital lease obligations	(20)	—
Purchases of treasury stock	—	(200)
Proceeds from stock option exercises and ESPP stock purchases	—	63
Other	(2)	(3)

Net cash used for financing activities	(22)	(140)

Effect of exchange rate changes on cash and cash equivalents	1	5

Net increase in cash and cash equivalents	51	147
Cash and cash equivalents, beginning of period	177	212

Cash and cash equivalents, end of period	$228	$359

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(amounts in millions, except as noted)

(1) Basis of Presentation

On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds. The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Freescale became an indirect subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors. Under the Merger Agreement, on December 1, 2006, each issued and outstanding share of Class A common stock and Class B common stock of Freescale, other than shares owned by Freescale, Parent, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, was canceled and was automatically converted into the right to receive $40.00 in cash, without interest. In addition, substantially all restricted stock units (“RSUs”) were converted into the right to receive $40.00 per share, and substantially all stock options and stock appreciation rights (“SARs”) were converted into the right to receive consideration equal to the difference between the merger price of $40.00 per share and the exercise price for each stock option and SAR, multiplied by the number of such stock options and SARs.

At the close of the merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is wholly owned by Parent. Parent, Holdings I, Holdings II, Holdings III, Holdings IV and Holdings V have no operations or assets, other than their respective direct or indirect ownership interests in Freescale. All six of these companies were formed for the purpose of facilitating the merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries for both the Predecessor and Successor Periods. Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, or one of our segments, as the context requires.

Although Freescale continues as the same legal entity after the merger, the accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 29, 2007 and June 30, 2006 are presented as the “Successor Period” or “Successor” and the “Predecessor Period” or “Predecessor,” respectively, as context requires, and relate to the period succeeding the merger and the period preceding the merger, respectively. The consolidated financial statements for the Successor Period reflect the acquisition of Freescale under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

On March 8, 2007, the Board of Directors of Holdings I approved a two-for-one stock split of its common stock, pursuant to which each share held by holders of record as of March 8, 2007 was subdivided into two shares. The effects of this common stock split have been retroactively applied to the accompanying unaudited condensed consolidated financial statements and notes thereto.

The accompanying unaudited condensed consolidated financial statements as of June 29, 2007 and for the three and six months ended June 29, 2007 and June 30, 2006 are unaudited, with the December 31, 2006 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 29, 2007 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the Securities and Exchange Commission (“SEC”) on June 22, 2007. The results of operations for the three and six months ended June 29, 2007 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Business Combination

As discussed in Note 1, the merger was completed on December 1, 2006 and was financed by a combination of equity invested by the Sponsors and Freescale’s management, borrowings under a senior secured credit facility, the issuance of senior and senior subordinated notes, and cash on hand.

The purchase price included the $17.5 billion purchase of the outstanding common stock and settlement of stock-based awards outstanding, fair value of the $27 million related to the non-cash equity contribution by Freescale’s management and $190 million in direct acquisition costs. Under the provisions of SFAS No. 141, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of December 1, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and our estimates and assumptions are subject to change as additional valuation information is obtained and evaluated. The purchase price allocation is expected to be finalized during 2007. During the first half of 2007, the property, plant and equipment fair value adjustment established in purchase accounting was reduced by $27 million with a corresponding increase to goodwill. The impact reduced our non-current deferred income tax liabilities and decreased goodwill by $10 million.

In addition, pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007, we increased our recorded reserves for tax contingencies by $5 million and decreased our deferred tax liability on foreign earnings through a purchase price adjustment of $10 million, resulting in a net $5 million reduction to goodwill. A change in our deferred tax liability on foreign earnings calculation also resulted in a purchase price adjustment, further reducing goodwill by $8 million. We also adjusted our FIN 48 reserves in 2007 related to the conclusion of audits of certain foreign subsidiaries and the expiration of certain statutes, resulting in a $5 million reduction to goodwill.

Collectively, the purchase accounting adjustments in the six months ended June 29, 2007 resulted in an approximate $1 million decrease to goodwill.

Unaudited Pro Forma Financial Information

Our unaudited pro forma results of operations, assuming the merger occurred as of January 1, 2006, results in revenues and net loss of $1.6 billion and $208 million, respectively, for the second quarter of 2006, and $3.1 billion and $707 million, respectively, for the first six months of 2006. This unaudited pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the merger had actually occurred as of January 1, 2006, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

Merger Costs

During the six months ended June 29, 2007, we incurred accounting, legal and other professional fee costs associated with the merger of $3 million.

(3) Other Financial Data

Statements of Operations Supplemental Information

Other (Expense) Income, Net

The following table displays the amounts comprising other (expense) income, net in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Interest expense	$(204)	$(25)	$(414)	$(49)
Interest income	14	33	27	69

Interest (expense) income, net	(190)	8	(387)	20

Other, net	2	(2)	1	(3)

Other (expense) income, net	$(188)	$6	$(386)	$17

We paid interest expense of $349 million and $7 million for the three months ended June 29, 2007 and June 30, 2006, respectively, and $428 million and $44 million for the six months ended June 29, 2007 and June 30, 2006, respectively.

Comprehensive (Loss) Earnings

The components of total comprehensive (loss) earnings, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net (loss) earnings	$(288)	$260	$(827)	$472
Net change in fair value on available-for-sale investments	—	(4)	—	(13)
Net change in fair value on derivative contracts	—	(1)	(1)	(1)
Net change in cumulative translation adjustments	2	22	5	31

Total comprehensive (loss) earnings	$(286)	$277	$(823)	$489

Balance Sheet and Other Supplemental Information

Inventory

Inventory consisted of the following:

	Successor
	June 29, 2007	December 31, 2006
Work in process and raw materials	$595	$800
Finished goods	283	388

	$878	$1,188

Cost of sales included $416 million in the six months ended June 29, 2007 related to the recognition of the remaining amount of the purchase accounting adjustment to step-up inventory to fair value as of December 1, 2006.

Property, Plant and Equipment, Net

Depreciation expense was approximately $184 million and $137 million for the three months ended June 29, 2007 and June 30, 2006, respectively, and $366 million and $275 million for the six months ended June 29, 2007 and June 30, 2006, respectively. Accumulated depreciation was approximately $419 million and $55 million at June 29, 2007 and December 31, 2006, respectively.

(4) Risk Management

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In December 2006, we entered into interest rate swap agreements with a notional amount of $800 million to hedge a portion of our $4.0 billion floating rate debt. The interest rate swap agreements expire in December 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 4.79%, and in turn, receive variable interest payments based on 3-month LIBOR (5.36% at June 29, 2007) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. The interest rate swap agreements are designated and qualify as a cash flow hedge under FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the interest rate swap agreements are accounted for as an asset or a liability in the accompanying unaudited Condensed Consolidated Balance Sheet at fair value. The fair value of our interest rate swap agreements was estimated based on current settlement prices and quoted market prices of comparable contracts and represents their carrying values. At June 29, 2007, we had an unrealized after-tax gain of $6 million in accumulated other comprehensive earnings related to the fair market value of our interest rate swap agreements. The market value of the interest rate swap agreements recorded in accumulated other comprehensive earnings may be recognized in the accompanying unaudited Condensed Consolidated Statements of Operations if certain terms of our floating rate debt change, if the floating rate debt is extinguished or if the interest rate swap agreements are terminated prior to maturity.

On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, such that the spread over LIBOR has been reduced from 2.00% to 1.75%.

(5) Stock and Equity-based Compensation

In connection with the merger, our Parent adopted a new equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B interests in Freescale Holdings L.P. were issued to 13 individuals. There was no change in the number of Class B Interests outstanding as of June 29, 2007. At June 29, 2007, we had approximately $99 million in unamortized expense related to Class B Interests, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital. The Company also adopted a stock-based compensation plan (“2006 Management Incentive Plan”) in connection with the merger. The Company has issued approximately 12.6 million non-qualified stock options in Holdings I, with an exercise price of $7.00 per share, to management pursuant to ther 2006 Management Incentive Plan. As of June 29, 2007, we had approximately $38 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common stock in the form of stock-based awards to key employees. As of June 29, 2007, approximately 4 million non-qualified stock options (“2007 Options”), with an exercise price of $7.00 per share, have been issued to key employees. The 2007 Options vest 25 percent on each of the first, second, third and fourth anniversaries of the options grant date. As of June 29, 2007, we had approximately $10 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted in the three and six months ended June 29, 2007 was estimated on the options grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Successor
Three and Six Months Ended June 29, 2007
Weighted average grant date fair value per share	$3.60
Weighted average assumptions used:
Expected volatility	57.5%
Expected lives (in years)	6.1
Risk free interest rate	4.6%
Expected dividend yield	—%

The computation of the expected volatility assumptions used in the Black-Scholes calculations was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive historical data. When establishing its expected life assumptions, the Company used the “simplified” method prescribed in Staff Accounting Bulletin No. 107, “Shared-Based Payment,” for companies that do not have adequate historical data.

A summary of changes in all stock options outstanding during the six months ended June 29, 2007 is presented below:

	Successor
	Stock Options	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2007	15.1	$6.25	9	$11
Granted	5.7	$7.00
Terminated, cancelled or expired	(1.2)	$7.00
Exercised	—

Balance at June 29, 2007	19.6	$6.42	9	$9

Under the terms of the 2006 Management Incentive Plan, approximately 1.3 million RSUs were granted to management and key employees on March 9, 2007 (“RSU Grant Date”). The grants are rights to receive shares of our common stock on a one-for-one basis and vest 25 percent on each of the first, second, third and fourth anniversaries of the RSU Grant Date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period. As of June 29 2007, we had approximately $7 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

Our total stock-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of sales	$1	$10	$2	$17
Selling, general and administrative	10	12	20	24
Research and development	2	13	3	24

Total	$13	$35	$25	$65

Prior to the closing of the merger, Freescale had several stock-based employee compensation plans. Freescale provided an employee stock purchase plan (“ESPP”) and made awards of stock options and RSUs. Freescale adopted FASB SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on January 1, 2006. Accordingly, a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the accompanying unaudited Condensed Consolidated Statements of Operations in the first quarter of 2006 as a cumulative effect of accounting change, net of income tax expense of $1 million.

(6) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of June 29, 2007, the estimated annual effective tax rate for 2007 is a benefit of 37 percent. The change in our effective tax rate subsequent to the closing of the merger from an expense of 5 percent in the first half of 2006 is due primarily to the income tax benefit being recorded related to our domestic losses. We incurred domestic losses during the Successor Period due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the merger. Previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance. In connection with establishing our deferred taxes in purchase accounting, we no longer are in a net deferred tax asset position domestically. This resulted in no valuation allowance being required, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

We adopted the provisions of FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized an increase of $5 million in the liability for unrecognized tax benefits. The increase in the liability resulted in a $5 million increase in goodwill in the first quarter of 2007. As of January 1, 2007, after the implementation of FIN 48, unrecognized tax benefits were $155 million. The amount, if recognized, that would be reflected as an adjustment to income tax (benefit) expense is approximately $20 million. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however we do not expect the change to have a significant impact on our results of operations or financial position.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had accrued interest and penalties of $7 million.

With few exceptions, we are not subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

(7) Commitments and Contingencies

Commitments

We have product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $89 million as of June 29, 2007, compared to $143 million as of December 31, 2006.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, we have indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature of these matters, the actual costs that will be incurred will likely differ from the amounts accrued, perhaps significantly.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business.

On April 17, 2007 Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale Semiconductor, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Between September 18, 2006 and October 13, 2006, six purported class action petitions were filed in the state District Court of Travis County, Texas in connection with the announcement of the merger—Gerber v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003501; Lifshitz v. Michel Mayer, et al., Cause No. D-1-GN-06-003585; Warner v. Freescale Semiconductor, Inc. et al., Cause No. D-1-GN-06-003673; Tansey v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003685; Hockstein v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003717; and International Union of Operating Engineers Local No. 825 Pension Fund v. Freescale Semiconductor, Inc. et al, Cause No. D-1-GN-06-003918. On November 3, 2006, we agreed in principle with the plaintiffs to settle the lawsuits. As part of the settlement, the defendants deny all allegations of wrongdoing. The court provided preliminary approval of the settlement terms. Per the terms of the proposed settlement, notice was mailed on April 11, 2007 to the former stockholders of Freescale Semiconductor, Inc., and a legal notice was published in the Wall Street Journal on April 18, 2007. The court gave final approval to the settlement in a hearing on June 25, 2007, thereby resolving all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, the Merger Agreement and any related disclosure. In addition, in connection with the settlement, we paid $975,000 to the plaintiffs’ counsel for their fees and expenses in the third quarter of 2007. We accrued for this settlement in December 2006. Pursuant to the proposed settlement, we also agreed to make amended and supplemental disclosures on Schedule 14A, which were made on November 4, 2006.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flow.

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, we execute other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and/or amounts not in excess of the contract value, and in some instances we may have recourse against third parties for certain payments made us.

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At June 29, 2007, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At June 29, 2007 we have accrued $4 million to cover known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at June 29, 2007, such losses would not have a material adverse effect on our financial position, results of operations or cash flows.

(8) Reorganization of Businesses and Other

We periodically implement plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs or as a result of simplifying our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments) to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Six Months Ended June 29, 2007

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2007 to June 29, 2007 of the accruals established related to the Second Quarter 2007 Reorganization of Business Program:

(Dollars in millions)	Accruals at January 1, 2007	Charges	Adjustments	2007 Amounts Used	Accruals at June 29, 2007
Manufacturing	$—	$15	$—	$2	$13
General and administrative	—	13	—	3	10
Research and development	—	8	—	2	6

Total	$—	$36	$—	$7	$29

Related headcount	—	680	—	280	400

During the second quarter of 2007, 280 employees were separated from the Company. The $7 million used reflects initial cash payments made to these separated employees in the second quarter. For these separated employees and the remaining 400 employees, $29 million will be paid by March 31, 2008.

Asset Impairment Charges

During the second quarter of 2007, an impairment charge of approximately $2 million related to certain held-for-sale assets was included in reorganization of businesses and other.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the joint development agreement associated with our 300mm strategy signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2007 to June 29, 2007:

(Dollars in millions)	Accruals at January 1, 2007	Adjustments	2007 Amounts Used	Accruals at June 29, 2007

Employee Separation Costs
Selling, general and administrative	$7	$—	$4	$3
Research and development	18	—	3	15

Total	$25	$—	$7	$18

Related headcount	280	—	130	150

Relocation and Exit Costs	$11	$—	$1	$10

We anticipate paying the remaining costs associated with these programs by December 31, 2007.

(9) Information by Segment

Summarized below are our segment net sales and earnings before cumulative effect of accounting change, interest, income taxes, depreciation and amortization (“EBITDA”) for the three and six months ended June 29, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net Sales
Transportation and Standard Products	$684	$697	$1,349	$1,350
Networking and Computing Systems	328	370	648	721
Wireless and Mobile Solutions	353	514	717	1,020
Other	11	18	23	34

Segment Totals	$1,376	$1,599	$2,737	$3,125

EBITDA
Transportation and Standard Products	$185	$205	$177	$394
Networking and Computing Systems	104	134	16	249
Wireless and Mobile Solutions	29	84	5	181
Other	(45)	(10)	(44)	(40)

Segment Totals	273	413	154	784
Depreciation and amortization expense	(541)	(162)	(1,076)	(326)
Other (expense) income, net	(188)	6	(386)	17

(Loss) earnings before income taxes and cumulative effect of accounting change	$(456)	$257	$(1,308)	$475

The Other segment includes reorganization of businesses and other charges of $38 million for the three and six months ended June 29, 2007 and merger expenses of $3 million for the six months ended June 29, 2007.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, in connection with the merger, we issued $5.95 billion aggregate principal amount of outstanding senior notes and outstanding senior subordinated notes as described in Note 4 to the Combined and Consolidated Financial Statements in our Registration Statement No. 333-141128-05 on Form S-4/A filed with the SEC on June 22, 2007.

The senior notes are jointly and severally guaranteed on an unsecured senior basis, and the senior subordinated notes are jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies (“Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligation. As of the issue date, none of our foreign subsidiaries guarantee the senior notes, senior subordinated notes or credit facilities (“Non-Guarantors”). In the future, subsidiaries may be required to guarantee the senior notes and/or the senior subordinated notes if and to the extent they guarantee the credit facilities

The following tables present the financial position, results of operations and cash flows of Freescale, the Parent Guarantors, Non-Guarantors, Eliminations and our Consolidated balances as of June 29, 2007 and December 31, 2006 and for the three and six months ended June 29, 2007 and June 30, 2006.

Successor

Supplemental Condensed Consolidating Balance Sheet

June 29, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$82	$146	$—	$228
Short-term investments	—	—	184	129	—	313
Inter-company receivable	—	—	397	350	(747)	—
Accounts receivable, net	—	—	166	372	—	538
Inventory	—	—	394	484	—	878
Other current assets	—	—	135	144	—	279

Total current assets	—	—	1,358	1,625	(747)	2,236
Property, plant and equipment, net	—	—	1,650	1,374	—	3,024
Investments in affiliates	3,895	3,895	2,186	—	(9,976)	—
Goodwill	20	—	5,292	—	—	5,312
Intangible assets	—	—	4,972	—	—	4,972
Inter-company note receivable	—	—	7	—	(7)	—
Other assets, net	—	—	405	191	—	596

Total Assets	$3,915	$3,895	$15,870	$3,190	$(10,730)	$16,140

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital leases	$—	$—	$48	$39	$—	$87
Inter-company payable	—	—	416	331	(747)	—
Accounts payable	—	—	283	168	—	451
Accrued liabilities and other	—	—	293	252	—	545

Total current liabilities	—	—	1,040	790	(747)	1,083
Long-term debt	—	—	9,398	—	—	9,398
Deferred tax liabilities		—	1,270	77	—	1,347
Inter-company note payable	—	—	—	7	(7)	—
Other liabilities	—	—	267	130	—	397

Total liabilities	—	—	11,975	1,004	(754)	12,225

Total stockholder’s equity	3,915	3,895	3,895	2,186	(9,976)	3,915

Total Liabilities and Stockholder’s Equity	$3,915	$3,895	$15,870	$3,190	$(10,730)	$16,140

Successor

Supplemental Condensed Consolidating Balance Sheet

December 31, 2006

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$20	$157	$—	$177
Short-term investments	—	—	364	169	—	533
Inter-company receivable	—	—	551	347	(898)	—
Accounts receivable, net	—	—	179	456	—	635
Inventory	—	—	701	487	—	1,188
Other current assets	—	—	134	183	—	317

Total current assets	—	—	1,949	1,799	(898)	2,850
Property, plant and equipment, net	—	—	1,714	1,518	—	3,232
Investments in affiliates	4,697	4,697	2,207	—	(11,601)	—
Goodwill	20	—	5,293	—	—	5,313
Intangible assets	—	—	5,654	—	—	5,654
Inter-company note receivable	—	—	81	—	(81)	—
Other assets, net	—	—	492	198	—	690

Total Assets	$4,717	$4,697	$17,390	$3,515	$(12,580)	$17,739

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital leases	$—	$—	$43	$42	$—	$85
Inter-company payable	—	—	400	498	(898)	—
Accounts payable	—	—	361	197	—	558
Accrued liabilities and other	—	—	420	296	—	716

Total current liabilities	—	—	1,224	1,033	(898)	1,359
Long-term debt	—	—	9,415	—	—	9,415
Deferred tax liabilities	—	—	1,784	74	—	1,858
Inter-company note payable	—	—	—	81	(81)	—
Other liabilities	—	—	270	120	—	390

Total liabilities	—	—	12,693	1,308	(979)	13,022

Total stockholder’s equity	4,717	4,697	4,697	2,207	(11,601)	4,717

Total Liabilities and Stockholder’s Equity	$4,717	$4,697	$17,390	$3,515	$(12,580)	$17,739

Successor

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 29, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,574	$1,768	$(1,966)	$1,376
Cost of sales	—	—	1,123	1,652	(1,966)	809

Gross margin	—	—	451	116	—	567
Selling, general and administrative	—	—	228	59	(122)	165
Research and development	—	—	187	99	—	286
Amortization expense for acquired intangible assets	—	—	346	—	—	346
Reorganization of business and other	—	—	15	23	—	38

Operating (loss)	—	—	(325)	(65)	122	(268)
Other (expense) income, net	(288)	(288)	(136)	125	399	(188)

(Loss) earnings before income taxes	(288)	(288)	(461)	60	521	(456)
Income tax (benefit) expense	—	—	(173)	5	—	(168)

Net (loss) earnings	$(288)	$(288)	$(288)	$55	$521	$(288)

Successor

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 29, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$3,511	$3,637	$(4,411)	$2,737
Cost of sales	—	—	2,978	3,459	(4,411)	2,026

Gross margin	—	—	533	178	—	711
Selling, general and administrative	—	—	451	119	(245)	325
Research and development	—	—	380	196	—	576
Amortization expense for acquired intangible assets	—	—	691	—	—	691
Reorganization of business and other	—	—	15	23	—	38
Merger expenses	—	—	3	—	—	3

Operating (loss)	—	—	(1,007)	(160)	245	(922)
Other (expense) income, net	(827)	(827)	(309)	251	1,326	(386)

(Loss) earnings before income taxes	(827)	(827)	(1,316)	91	1,571	(1,308)
Income tax (benefit) expense	—	—	(489)	8	—	(481)

Net (loss) earnings	$(827)	$(827)	$(827)	$83	$1,571	$(827)

Successor

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2006

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,944	$1,900	$(2,245)	$1,599
Cost of sales	—	—	1,287	1,822	(2,245)	864

Gross margin	—	—	657	78	—	735
Selling, general and administrative	—	—	241	71	(127)	185
Research and development	—	—	203	93	—	296
Amortization expense for acquired intangible assets	—	—	3	—	—	3

Operating earnings (loss)	—	—	210	(86)	127	251
Other income (expense), net	—	—	53	133	(180)	6

Earnings (loss) before income taxes	—	—	263	47	(53)	257
Income tax (benefit) expense	—	—	3	(6)	—	(3)

Earnings (loss) before cumulative effect of accounting change	—	—	260	53	(53)	260
Cumulative effect of accounting change	—	—	—	—	—	—

Net earnings (loss)	$—	$—	$260	$53	$(53)	$260

Successor

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2006

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$3,786	$3,736	$(4,397)	$3,125
Cost of sales	—	—	2,594	3,502	(4,397)	1,699

Gross margin	—	—	1,192	234	—	1,426
Selling, general and administrative	—	—	474	144	(246)	372
Research and development	—	—	406	184	—	590
Amortization expense for acquired intangible assets	—	—	6	—	—	6

Operating earnings (loss)	—	—	306	(94)	246	458
Other income (expense), net	—	—	162	255	(400)	17

Earnings (loss) before income taxes	—	—	468	161	(154)	475
Income tax (benefit) expense	—	—	2	8	—	10

Earnings (loss) before cumulative effect of accounting change	—	—	466	153	(154)	465
Cumulative effect of accounting change	—	—	6	1	—	7

Net earnings (loss)	$—	$—	$472	$154	$(154)	$472

Successor

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 29, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$—	$—	$(51)	$175	$(94)	$30

Cash flows from investing activities:
Capital expenditures, net	—	—	(99)	(71)	6	(164)
Sales and purchases of short-term investments, net	—	—	180	40	—	220
Payments for purchase licenses and other assets	—	—	(18)	(13)	—	(31)
Other	—	—	3	17	(3)	17
Inter-company note receivable	—	—	74	—	(74)	—

Cash flow provided by (used for) investing activities	—	—	140	(27)	(71)	42

Cash flows from financing activities:
Dividends to Freescale	—	—	—	(91)	91	—
Payments for long-term debt and capital lease obligations	—	—	(19)	(1)	—	(20)
Other	—	—	(8)	6		(2)
Inter-company loan payable	—	—	—	(74)	74	—

Cash flow used for financing activities	—	—	(27)	(160)	165	(22)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1

Net increase (decrease) in cash and cash equivalents	—	—	62	(11)	—	51
Cash and cash equivalents, beginning of period	—	—	20	157	—	177

Cash and cash equivalents, end of period	$—	$—	$82	$146	$—	$228

Predecessor

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2006

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$—	$—	$241	$502	$(5)	$738

Cash flows from investing activities:
Capital expenditures, net	—	—	(125)	(261)	14	(372)
Sales and purchases of short-term investments, net	—	—	116	(35)	—	81
Payments for purchase license and other assets	—	—	(7)	(18)	—	(25)
Purchases of marketable securities	—	—	(680)	—	—	(680)
Sales of marketable securities	—	—	463	—	—	463
Maturities of marketable securities	—	—	79	—	—	79
Other	—	—	94	—	(94)	—
Inter-company note receivable	—	—	(8)	2	4	(2)

Cash flow used for investing activities	—	—	(68)	(312)	(76)	(456)

Cash flows from financing activities:
Purchases of treasury stock	—	—	(200)	—	—	(200)
Proceeds from stock option exercises and ESPP stock purchases	—	—	63	—	—	63
Other	—	—	—	(94)	94	—
Inter-company loan payable	—	—	(12)	22	(13)	(3)

Cash flow used for financing activities	—	—	(149)	(72)	81	(140)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5

Net increase in cash and cash equivalents	—	—	24	123	—	147
Cash and cash equivalents, beginning of period	—	—	8	204	—	212

Cash and cash equivalents, end of period	$—	$—	$32	$327	$—	$359

I tem 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the merger. Accordingly, the following discussion and analysis of historical periods does not reflect the significant impact that the merger will have on us, including significantly increased leverage from our incurrence of approximately $9.45 billion in debt. You should read the following discussion of our results of operations and financial condition for the three months and six months ended June 29, 2007 and June 30, 2006 with our condensed consolidated financial statements and the notes in “Item 1: Unaudited Financial Statements,” as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the Securities and Exchange Commission (“SEC”) on June 22, 2007. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the SEC on June 22, 2007. Actual results may differ materially from those contained in any forward looking statements.

Overview

On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds. The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Freescale became an indirect subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors. Under the Merger Agreement, on December 1, 2006, each issued and outstanding share of Class A common stock and Class B common stock of Freescale, other than shares owned by Freescale, Parent, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, was canceled and was automatically converted into the right to receive $40.00 in cash, without interest. In addition, substantially all restricted stock units (“RSUs”) were converted into the right to receive $40.00 per share, and substantially all stock options and stock appreciation rights (“SARs”) were converted into the right to receive consideration equal to the difference between the merger price of $40.00 per share and the exercise price for each stock option and SAR, multiplied by the number of such stock options and SARs.

At the close of the merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is wholly owned by Parent. Parent, Holdings I, Holdings II, Holdings III, Holdings IV and Holdings V have no operations or assets, other than their respective direct or indirect ownership interests in Freescale. All six of these companies were formed for the purpose of facilitating the merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries for both the Predecessor and Successor Periods. Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, or one of our segments, as the context requires.

Although Freescale continues as the same legal entity after the merger, the accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 29, 2007 and June 30, 2006 are presented as the “Successor Period” or “Successor” and the “Predecessor Period” or “Predecessor,” respectively, as context requires, and relate to the period succeeding the merger and the period preceding the merger, respectively. The consolidated financial statements for the Successor Period reflect the acquisition of Freescale under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

In connection with the merger, Freescale incurred significant indebtedness. (See “Liquidity and Capital Resources.”) In addition, the purchase price paid in connection with the merger has been allocated to state the acquired assets and liabilities at fair value. The preliminary purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our tradenames, customer lists, developed technology, and in-process research and development (“IPR&D”) (which was expensed in the Successor financial statements), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the merger, interest expense and non-cash depreciation and amortization charges have significantly increased.

Our Business. With over 50 years of operating history, we are one of the world’s largest semiconductor companies, with leadership in the design and manufacture of embedded processors. We currently focus on providing products to the automotive, consumer, industrial, networking and wireless industries. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

Our Business Groups. We operate our business through our three primary segments: the Transportation and Standard Products Group (“TSPG”), the Networking and Computing Systems Group (“NCSG”), and the Wireless and Mobile Solutions Group (“WMSG”). TSPG provides products for the automotive electronics, industrial and consumer markets. NCSG supplies products to the wireless and wireline infrastructure and pervasive computing markets. WMSG provides products for wireless mobile devices. In addition to these three segments, we have an “Other” business segment that includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up.

Revenues and Expenses. Our revenues are derived from the sale of our embedded processing and connectivity products and the licensing of our intellectual property. Our business segments include both product and intellectual property revenues associated with the activities of each of the respective segments.

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value. For the purposes of segment reporting, cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation and an allocation of manufacturing variances incurred on an actual cost basis. The exceptions to this are facilities in production start-up, which are allocated to the Other segment.

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. Since the third quarter of 2006, we have experienced a decline of approximately 15% in our utilization rate.

Direct expenses incurred by a segment are included in that segment’s results. Shared research and development, sales and marketing, and general and administrative costs are allocated to each segment based upon the specific activities being performed for each segment, where possible. Remaining costs are charged using a specifically identifiable methodology or other reasonable basis of allocation. Certain corporate expenses are in the Other segment.

Trends in Our Business. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. Through our efforts to reduce and streamline our cost structure, we believe that we are better equipped to respond to changes in market conditions. For more information on trends and other factors affecting our business, see the “Risk Factors” section in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the SEC on June 22, 2007.

During the first half of 2007, we experienced modestly lower revenue in our TSPG and NCSG segments, which historically represent approximately 70 percent of our revenue and the substantial majority of EBITDA. Lower sales were generally consistent with overall weakness experienced in the markets served by these segments. However, revenues in our WMSG segment, specifically its wireless handset business, were negatively impacted by a sales decline due to weaker demand from Motorola, our largest customer. Due primarily to this sales decline, we grew inventory approximately $100 million during the first half of 2007, excluding the impact of purchase accounting. We are experiencing limited predictability and visibility with respect to demand from Motorola, creating uncertainty for our wireless handset business. As a result, we will continue to experience pressure on WMSG’s net sales. Motorola represented 19 percent and 25 percent of our net sales for the three months ended June 29, 2007 and June 30, 2006, respectively, and 21 percent and 26 percent of our net sales for the six months ended June 29, 2007 and June 30, 2006, respectively.

Results of Operations for the Three Months Ended June 29, 2007 and June 30, 2006

	Three Months Ended (Unaudited)
	Successor		Predecessor
(dollars in millions)	June 29, 2007	% of Net Sales	June 30, 2006	% of Net Sales
Orders	$1,319	95.9%	$1,570	98.2%

Net sales	$1,376	100.0%	$1,599	100.0%
Cost of sales	809	58.8%	864	54.0%

Gross margin	567	41.2%	735	46.0%
Selling, general and administrative	165	12.0%	185	11.6%
Research and development	286	20.8%	296	18.5%
Amortization expense for acquired intangible assets	346	25.1%	3	0.2%
Reorganization of businesses and other	38	2.8%	—	—%

Operating (loss) earnings	(268)	-19.5%	251	15.7%
Other (expense) income, net	(188)	-13.7%	6	0.4%

(Loss) earnings before income taxes	(456)	-33.2%	257	16.1%
Income tax (benefit) expense	(168)	-12.2%	(3)	-0.2%

Net (loss) earnings	$(288)	-21.0%	$260	16.3%

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

Our net sales and orders of approximately $1.4 billion and $1.3 billion in the Successor Period decreased 14 percent and 16 percent, respectively, compared to the Predecessor Period. Lower net sales were driven primarily by an overall 31 percent decrease in volume in our WMSG segment. The WMSG unit volume decline was driven by changes in demand in our wireless handset business due to sales declines at our largest customer. Distribution inventory at June 29, 2007 was 11 weeks of sales. During the Successor Period, our revenue from intellectual property represented approximately 3 percent of net sales, compared to 4 percent in the Predecessor Period.

Gross Margin

Our gross margin in the Successor Period decreased $168 million, or 23 percent, compared to the Predecessor Period, and, as a percentage of net sales, gross margin was 41.2 percent, reflecting a decline of 4.8 percentage points. Purchase accounting arising from the merger negatively affected gross margin in the Successor Period through a $38 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. Excluding these effects, our gross margin was further negatively impacted by a decrease in our utilization rate and lower net sales and intellectual property revenue. These items were partially offset by enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials and a decrease in incentive compensation expense. With the reorganization of business program undertaken late in the second quarter of 2007, we expect to generate $18 million to $22 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $20 million, or 11 percent, in the Successor Period, compared to the Predecessor Period. This decrease resulted primarily from operating efficiencies, lower incentive compensation expense, and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $17 million to $20 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program. As a percent of our net sales, our selling, general and administrative expenses remained relatively consistent, increasing only 0.4 percentage points in connection with the lower level of net sales.

Research and Development

Our research and development expense in the Successor Period decreased $10 million, or 3 percent, compared to the Predecessor Period. This decrease was due primarily to lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $20 million to $23 million in annualized net cost savings in research and development expense from the reorganization of business program.

Acquisition Related Costs

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the merger. The Successor Period includes $346 million in amortization expense related to these intangible assets and is responsible for the increase in amortization expense for acquired intangible assets over the Predecessor Period.

Reorganization of Businesses and Other

We announced plans during the Successor Period to improve our operational effectiveness and reduce costs through an employee separation program. As a result, we recorded net charges of $36 million under reorganization of businesses and other for severance costs. We expect this initiative to generate $55 million to $65 million in annualized net cost savings by the end of the first quarter of 2008. In addition to the employee separation program, we also recorded an impairment charge of approximately $2 million on certain held-for-sale assets in the Successor Period.

Other (Expense) Income, Net

Other expense, net increased $194 million in the Successor Period, compared to the Predecessor Period. Net interest expense in the Successor Period included interest expense of $204 million, partially offset by interest income of $14 million. Net interest income in the Predecessor Period included interest income of $33 million, partially offset by interest expense of $25 million. The $179 million increase in interest expense over the prior year was due to increased debt incurred in conjunction with the merger. The $19 million decrease in interest income over the prior year was attributable to decreased funds available for investment after the closing of the merger.

Income Tax (Benefit) Expense

Our effective tax rate was 37 percent for the Successor Period. The change in our effective tax rate subsequent to the closing of the merger versus prior periods is due primarily to the income tax benefit related to our domestic losses. We incurred domestic losses during the Successor Period due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the merger. Previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance. In connection with establishing our deferred taxes in purchase accounting, we are no longer in a net deferred tax asset position domestically. This resulted in no valuation allowance, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

Our effective tax rate for the Predecessor Period was 4 percent, excluding discrete events resulting in $14 million non-cash benefits. Our annual effective tax rate was less than the statutory rate of 35 percent in the Predecessor Period primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Results of Operations for the Six Months Ended June 29, 2007 and June 30, 2006

(dollars in millions)	June 29, 2007	% of Net Sales	June 30, 2006	% of Net Sales
Orders	$2,557	93.4%	$3,140	100.5%

Net sales	$2,737	100.0%	$3,125	100.0%
Cost of sales	2,026	74.0%	1,699	54.4%

Gross margin	711	26.0%	1,426	45.6%
Selling, general and administrative	325	11.9%	372	11.9%
Research and development	576	21.0%	590	18.8%
Amortization expense for acquired intangible assets	691	25.3%	6	0.2%
Reorganization of businesses and other	38	1.4%	—	—%
Merger expenses	3	0.1%	—	—%

Operating (loss) earnings	(922)	-33.7%	458	14.7%
Other (expense) income, net	(386)	-14.1%	17	0.5%

(Loss) earnings before income taxes and cumulative effect of accounting change	(1,308)	-47.8%	475	15.2%
Income tax (benefit) expense	(481)	-17.6%	10	0.3%

(Loss) earnings before cumulative effect of accounting change	(827)	-30.2%	465	14.9%
Cumulative effect of accounting change	—	—	7	0.2%

Net (loss) earnings	$(827)	-30.2%	$472	15.1%

Six Months Ended June 29, 2007 Compared to June 30, 2006

Net Sales

Our net sales and orders of approximately $2.7 billion and $2.6 billion in the Successor Period decreased 12 percent and 19 percent, respectively, compared to the Predecessor Period. Lower net sales were driven primarily by an overall 26 percent decrease in volume in our WMSG segment. The WMSG unit volume decline resulted from changes in demand in our wireless handset business due to lower sales to our largest customer. Declines in net sales were partially offset by a 10 percent increase in our sales to distributors in our TSPG segment. Distribution inventory at June 29, 2007 was 11 weeks of sales. During the Successor Period, our revenue from intellectual property represented approximately 2 percent of net sales, compared to 4 percent in the Predecessor Period.

Gross Margin

Our gross margin in the Successor Period decreased $715 million, or 50 percent, compared to the Predecessor Period, and, as a percentage of net sales, gross margin was 26 percent, reflecting a decline of 19.6 percentage points. Purchase accounting arising from the merger negatively affected gross margin in the Successor Period through a $416 million increase to cost of sales resulting from the step-up to fair value of our inventory at the merger date, and a $72 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. Excluding these effects, our gross margin was further negatively impacted by a decrease in our utilization rate and lower net sales and intellectual property revenue. Partially offsetting these effects, our gross margin benefited from a higher level of sales to our distributors, which typically generate higher margins, enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials, and a decrease in incentive compensation expense. We also initiated a reorganization of business program late in the second quarter of 2007, which we expect to generate $18 million to $22 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $47 million, or 13 percent, in the Successor Period, compared to the Predecessor Period. This decrease was primarily the result of operating efficiencies, lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $17 million to $20 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program. As a percent of our net sales, our selling, general and administrative expenses remained consistent primarily due to lower net sales.

Research and Development

Our research and development expense in the Successor Period decreased $14 million, or 2 percent, compared to the Predecessor Period. This decrease was due primarily to lower incentive compensation, partially offset by costs related to a renewed intellectual property license and focused engineering personnel increases. We also initiated a reorganization of business program late in the second quarter of 2007. We expect to generate $20 million to $23 million in annualized net cost savings in research and development expense from the reorganization of business program. As a percent of our net sales, our research and development expenses increased 2.2 percentage points primarily due to lower net sales.

Acquisition Related Costs

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the merger. The Successor Period includes $691 million in amortization expense related to these intangible assets and is the driver of the increase in amortization expense for acquired intangible assets over the Predecessor Period.

Reorganization of Businesses and Other

We announced plans during the Successor Period to improve our operational efficiencies and reduce costs through a reorganization of business program. As a result, we recorded net charges of $36 million under reorganization of businesses and other for severance costs. We expect this initiative to generate $55 million to $65 million in annualized net cost savings by the end of the first quarter of 2008. In addition to the reorganization of business program, we also recorded an impairment charge of approximately $2 million on certain held-for-sale assets in the Successor Period.

Merger Expenses

In the Successor Period, we incurred $3 million of merger expenses, which consisted of accounting, legal and other professional costs.

Other (Expense) Income, Net

Other expense, net increased $403 million in the Successor Period, compared to the Predecessor Period. Net interest expense in the Successor Period included interest expense of $414 million, partially offset by interest income of $27 million. Net interest income in the Predecessor Period included interest income of $69 million, partially offset by interest expense of $49 million. The $365 million increase in interest expense over the prior year was due to increased debt incurred in conjunction with the merger. The $42 million decrease in interest income over the prior year was attributable to decreased funds available for investment after the closing of the merger.

Income Tax (Benefit) Expense

Our effective tax rate was 37 percent for the Successor Period. The change in our effective tax rate subsequent to the closing of the merger versus prior periods is due primarily to the income tax benefit related to our domestic losses. We incurred domestic losses during the Successor Period due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the merger. Previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance. In connection with establishing our deferred taxes in purchase accounting, we are no longer in a net deferred tax asset position domestically. This resulted in no valuation allowance, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

Our effective tax rate for the Predecessor Period was 5 percent, excluding discrete events resulting in a $14 million non-cash benefit. Our annual effective tax rate was less than the statutory rate of 35 percent in the Predecessor Period primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the Successor Period, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption resulted in a $5 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to goodwill as of January 1, 2007.

Cumulative Effect of Accounting Change

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the first quarter of 2006 as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion No. 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Segment Information

Our orders, net sales, and EBITDA for our primary segments for the three and six months ended June 29, 2007 and June 30, 2006 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

The Transportation and Standard Products Group (“TSPG”) designs, produces and sells embedded processors, microcontrollers, analog, mixed signal and sensor products to customers in multiple markets. Its largest market is the automobile electronics market, which includes body, safety, engine management, entertainment and driver information systems components within automobiles.

The Networking and Computing Systems Group (“NCSG”) designs, produces and sells embedded processors to customers in the networking market, which includes wireline communications, network transmission and access, enterprise networking systems, wireless infrastructure and embedded computing.

The Wireless and Mobile Solutions Group (“WMSG”) designs, produces and sells embedded processors to customers in the wireless systems solutions and broadband markets, including cellular, cordless and messaging components within wireless communication products and games, toys and entertainment products within customer electronics products.

Other includes sales to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments.

Transportation and Standard Products Group

TSPG’s largest market segment is the automobile electronics market, which represented approximately 73 percent of its net sales in the three and six months ended June 29, 2007, respectively, and 71 percent of its net sales in the three and six months ended June 30, 2006. During the three and six months ended June 29, 2007, TSPG represented 49 percent of our consolidated net sales, respectively, compared to 44 percent and 43 percent in the three and six months ended June 30, 2006, respectively.

(Dollars in millions)	Three Months Ended (Unaudited)			Six Months Ended (Unaudited)
	Successor	Predecessor		Successor	Predecessor
	June 29, 2007	June 30, 2006	Percent Change	June 29, 2007	June 30, 2006	Percent Change
Segment orders	$693	$723	-4%	$1,341	$1,369	-2%
Segment net sales	$684	$697	-2%	$1,349	$1,350	—%
Segment EBITDA	$185	$205	-10%	$177	$394	-55%

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Our TSPG segment experienced a $13 million decrease in net sales and a $30 million decrease in orders, compared with the Predecessor Period. These decreases primarily reflect a downturn in production at U.S. automotive manufacturers, the impact on consumer revenues as we transition to new products, a focused strategy of reducing our lower margin printing business and a decrease in average sales prices versus the prior year period. We did experience increases of 25 percent and 7 percent in our sensor and Asia net sales, respectively, compared to the prior year period, which partially offset these items. Our TSPG segment EBITDA declined $20 million, or from 29 percent to 27 percent as a percentage of net sales, from the Predecessor Period. TSPG segment EBITDA in the current year quarter was adversely affected primarily by lower volumes of product sales and utilization; however, the positive impact of lower selling, general and administrative expenses partially offset these items.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Our TSPG segment net sales were consistent with those of the Predecessor Period, while TSPG experienced a $28 million decrease in orders, compared with the Predecessor Period. Relatively unchanged sales levels resulted from improving distribution revenue attributable to increased demand in this channel for all product categories, including microcontrollers, analog and sensor products used in advanced safety systems in the automotive and microcontroller markets, as well as year-to-date automotive revenue growth in Asia and Japan of approximately 26 percent and 4 percent, respectively. These improvements were offset by a downturn in production at U.S. automotive manufacturers, the impact on consumer revenues as we transition to new products, and a focused strategy of reducing our lower margin printing business. Our TSPG segment EBITDA declined $217 million, or from 29 percent to 13 percent as a percentage of net sales, from the Predecessor Period. TSPG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $186 million (or 14 percent of net sales) related to the step-up of inventory to fair value, lower net sales and utilization; however, the positive impact of lower selling, general and administrative expenses partially offset these items.

Networking and Computing Systems Group

During the three and six months ended June 29, 2007, NCSG represented 24 percent of our consolidated net sales, compared to 23 percent in the three and six months ended June 30, 2006.

(Dollars in millions)	Three Months Ended (Unaudited)			Six Months Ended (Unaudited)
	Successor	Predecessor	Percent Change	Successor	Predecessor	Percent Change
	June 29, 2007	June 30, 2006		June 29, 2007	June 30, 2006
Segment orders	$343	$413	-17%	$644	$762	-16%
Segment net sales	$328	$370	-11%	$648	$721	-10%
Segment EBITDA	$104	$134	-22%	$16	$249	-94%

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Our NCSG segment had a $42 million decrease in net sales and a $70 million decrease in orders, compared to the Predecessor Period. These declines were primarily attributable to overall industry declines in demand in the wireless and wireline infrastructure markets, which were partially offset by an increase in sales of embedded processors over the Predecessor Period. Our NCSG segment EBITDA declined $30 million, or from 36 percent to 32 percent as a percentage of net sales, from the Predecessor Period. NCSG segment EBITDA in the current year quarter was adversely affected by lower volumes of product sales; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Our NCSG segment had a $73 million decrease in net sales and a $118 million decrease in orders, compared to the Predecessor Period. The decline was primarily attributable to overall industry declines in demand in the wireless and wireline infrastructure markets. In addition, we were negatively impacted by the residual effects of a customer’s decision to discontinue utilizing certain products provided by us, resulting in sales in the prior period that did not occur in the current period. The decline in net sales was partially offset by an increase in sales of embedded processors over the Predecessor Period. Our NCSG segment EBITDA declined $233 million, or from 35 percent to 3 percent as a percentage of net sales, from the Predecessor Period. NCSG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $178 million (or 28 percent of net sales) related to the step-up of inventory to fair value and lower volumes of product sales; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Wireless and Mobile Solutions Group

During the three and six months ended June 29, 2007, WMSG represented 26 percent of our consolidated net sales, compared to 32 percent and 33 percent in the three and six months ended June 30, 2006, respectively.

(Dollars in millions)	Three Months Ended (Unaudited)			Six Months Ended (Unaudited)
	Successor	Predecessor	Percent Change	Successor	Predecessor	Percent Change
	June 29, 2007	June 30, 2006		June 29, 2007	June 30, 2006
Segment orders	$273	$415	-34%	$553	$973	-43%
Segment net sales	$353	$514	-31%	$717	$1,020	-30%
Segment EBITDA	$29	$84	-66%	$5	$181	-97%

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Our WMSG segment experienced decreases of $161 million in sales and $142 million in orders, compared to the Predecessor Period. This reflects weakness in unit sales and lower demand from Motorola in the current period versus the prior year. Our WMSG segment EBITDA declined $55 million, or from 16 percent to 8 percent as a percentage of net sales, from the Predecessor Period. WMSG segment EBITDA in the current year quarter was adversely affected primarily by lower volumes of product sales to Motorola; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Our WMSG segment experienced decreases of $303 million in sales and $420 million in orders, compared to the Predecessor Period. This reflects continued weakness in unit sales and lower demand from Motorola in the current period versus the prior year. Our WMSG segment EBITDA declined $176 million, or from 18 percent to 1 percent as a percentage of net sales, from the Predecessor Period. WMSG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $52 million (or 7 percent of net sales) related to the step-up of inventory to fair value and lower volumes of product sales to our largest customer; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Other

During the three and six months ended June 29, 2007 and June 30, 2006, Other represented approximately 1 percent of our consolidated net sales.

(Dollars in millions)	Three Months Ended (Unaudited)			Six Months Ended (Unaudited)
	Successor	Predecessor	Percent Change	Successor	Predecessor	Percent Change
	June 29, 2007	June 30, 2006		June 29, 2007	June 30, 2006
Segment orders	$10	$19	-47%	$19	$36	-47%
Segment net sales	$11	$18	-39%	$23	$34	-32%
Segment EBITDA	$(45)	$(10)	N/M	$(44)	$(40)	-10%

N/M – percent change not meaningful

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Other net sales and orders decreased $7 million and $9 million, respectively, in the Successor Period, compared to the Predecessor Period, primarily as a result of lower wafer sales. Our Other segment EBITDA was a $45 million loss in the Successor Period, or a decrease of $35 million, compared with the Predecessor Period, and was adversely affected by $38 million in reorganization of businesses and other expenses.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Other net sales and orders decreased $11 million and $17 million, respectively, in the Successor Period, compared to the Predecessor Period, primarily as a result of lower wafer sales. Our Other segment EBITDA was a $44 million loss in the Successor Period, or a decrease of $4 million, compared with the Predecessor Period. Other segment EBITDA was adversely affected by $38 million in reorganization of businesses and other expenses, as well as costs arising from the merger, including $3 million of accounting, legal and other professional costs. The decline was partially offset by current year improved operating efficiencies in production start-up in our factories, as well as lower corporate selling, general and administrative and research and development costs attributable to focused cost-cutting initiatives.

Reorganization of Businesses and Other

We periodically implement plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to improve our operational efficiencies, reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Six Months Ended June 29, 2007

Second Quarter 2007 Initiated Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through a reorganization of business program. The following table displays a roll-forward from January 1, 2007 to June 29, 2007 of the accruals established related to the Second Quarter 2007 Reorganization of Business Program:

(Dollars in millions)	Accruals at January 1, 2007	Additional Charges	Adjustments	2007 Amounts Used	Accruals at June 29, 2007
Manufacturing	$—	$15	$—	$2	$13
General and administrative	—	13	—	3	10
Research and development	—	8	—	2	6

Total	$—	$36	$—	$7	$29

Related headcount	—	680	—	280	400

During the second quarter of 2007, 280 employees were separated from the Company. The $7 million used reflects initial cash payments made to these separated employees in the second quarter. We expect to pay the remaining $29 million by March 31, 2008.

Asset Impairment Charges

During the second quarter of 2007, an impairment charge of approximately $2 million related to certain held-for-sale assets was included in reorganization of businesses and other.

Liquidity and Capital Resources

As highlighted in the accompanying audited Combined and Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (1) current cash and cash equivalents, (2) operating activities, (3) investing activities, and (4) financing activities.

Cash and Cash Equivalents

The following table reflects our total cash and cash equivalents and short-term investments positions at June 29, 2007 and December 31, 2006:

(in millions)	June 29, 2007	December 31, 2006
Cash and cash equivalents	$228	$177
Short-term investments	313	533

Total	$541	$710

Of the $541 million of cash and cash equivalents and short-term investments at June 29, 2007, $233 million was held by our U.S. subsidiaries and $308 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

During the first half of 2007, we generated cash flow from operations of $30 million, which is lower than prior year levels primarily due to the semi-annual interest payment on our debt facilities. There was no change in our days sales outstanding at June 29, 2007 from 35 days at year-end. Our days of inventory on hand increased to 103 days (excluding the impact of purchase accounting on inventory and cost of sales) from 80 days at year-end. This increase resulted primarily from a $106 million increase in inventory levels, exclusive of the recognition of $416 million in cost of sales due to the step-up to fair value in connection with purchase accounting, due to the change in demand forecast from our largest customer. Days purchases outstanding decreased to 53 days as of June 29, 2007 from 56 days at year-end.

Investing Activities

During the first half of 2007 and 2006, our net cash provided by (used for) investing activities was $42 million and $(456) million, respectively. The decrease in the net cash used in our investing activities was primarily the result of a decrease in funds available for investment after the closing of the merger and lower capital expenditures in the Successor Period. Our capital expenditures were $164 million, or 6 percent of net sales, and $372 million, or 12 percent of net sales, during the first half of 2007 and 2006, respectively.

Financing Activities

During the first half of 2007, our net cash used for financing activities was $22 million, resulting primarily from long-term debt and capital lease payments. This compared to our net cash used by financing activities of $140 million in the first half of 2006, principally reflecting purchases of treasury stock, partially offset with proceeds from stock option exercises.

At June 29, 2007, we had senior secured credit facilities (“Credit Facilities”) that included (i) a seven-year, $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a six-year revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Credit Facilities of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facilities may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At June 29, 2007, $3.5 billion was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, such that the spread over LIBOR has been reduced from 2.00% to 1.75%. We expect to save approximately $9 million per year as a result of the lower spread. See further discussion under Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate ( 5.36% on June 29, 2007) based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The applicable margin for borrowings under the Revolver may be reduced subject to our attaining certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. We are also required to make prepayments in certain circumstances, subject to certain exceptions. See further discussion under Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements.

We had an aggregate principal amount of $5.95 billion in senior notes outstanding at June 29, 2007, consisting of (i) $500 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 5.36% on June 29, 2007) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1.50 billion of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle” Notes), (iii) $2.35 billion of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1.60 billion of 10.125% notes maturing in 2016 (“Senior Sub Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Sub Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Sub Notes), and (iii) junior to all secured indebtedness (including the aforementioned Credit Facility and Term Loan), to the extent assets secure that indebtedness. The Senior Sub Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the aforementioned Credit Facility, Term Loan and Senior Notes. In December 2006, in conjunction with the issuance of the Senior Notes and Senior Sub Notes, we received initial corporate credit ratings from Standard & Poor’s and Moody’s of BB- and Ba3, respectively.

In connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have converted $800 million of the variable interest rate debt to fixed interest rate debt. See Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements for additional discussion.

The Credit Facilities and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facilities, we must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and/or negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facilities and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-defaults or cross-escalation provisions. The Company was in compliance with these covenants as of June 29, 2007.

Successor Stock Split

On March 8, 2007, the Board of Directors of Holdings I approved a two-for-one stock split of its common stock, pursuant to which each share held by holders of record as of March 8, 2007 was subdivided into two shares. The effects of this common stock split have been retroactively applied to the information included in this document.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. GAAP measure that we use to determine our compliance with certain covenants contained in the Credit Facilities and the indentures governing the Senior Notes and Senior Subordinated Notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facilities. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our use of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The definition of Adjusted EBITDA in the indentures and the Credit Facilities allows us to add back certain charges that are deducted in calculating EBITDA and/or net earnings (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements.

(in millions)	Twelve months ended June 29, 2007 (Unaudited)
Loss before cumulative effect of accounting change	$(3,293)
Interest expense, net	428
Income tax benefit	(599)
Depreciation and amortization*	1,523

EBITDA	(1,941)
Non-cash stock-based employee compensation(1)	382
Other non-cash charges(2)	2,824
Non-recurring/one-time items(3)	262
Cost savings(4)	69
Other defined terms(5)	90

Adjusted EBITDA	$1,686

*	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), Share-based Payments.
(2)	Reflects the non-cash charges related to purchase accounting adjustments for in-process research and development, inventory and other non-cash items.
(3)	Reflects costs associated with Predecessor debt extinguishment, one-time merger expenses and our reorganization of business program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $89 million as of June 29, 2007, compared to $143 million as of December 31, 2006.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investment balance as of June 29, 2007 of approximately $541 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next twelve months. We also have access to $750 million in committed capacity under our Revolver.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents or short-term investments. We incurred significant indebtedness and utilized significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the merger. In the event additional funding is required, we believe that we will be able to access capital markets on terms and in amounts adequate to meet our objectives; however, given the possibility of changes in market conditions and our incurrence of significant indebtedness, there can be no certainty that such funding will be available on terms favorable to us or at all.

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to both exogenous and specific factors including (i) general economic conditions; (ii) customer specific demand for our products and efficaciousness of our customers’ sales programs; and (iii) financial, regulatory, competitive and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our Registration Statement No. 333-141128-05 on Form S-4/A filed with the SEC on June 22, 2007. Other than the adoption of FIN 48, no significant changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2006.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective January 1, 2007, resulting in an increase of $5 million in the liability for unrecognized tax benefits. See Note 6 to the accompanying unaudited condensed consolidated financial statements for further discussion.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (i) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (iv) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. For companies with publicly traded equity securities, the requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006 and are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. We are currently in the process of assessing the impact the adoption of SFAS 158 will have on our financial position, results of operations and liquidity.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

The fair value of our long-term debt approximates $9.1 billion at June 29, 2007, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $141 million impact on the fair value of our long-term debt and an $8 million impact on the fair value of our interest rate swaps.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the SEC on June 22, 2007. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the six months ended June 29, 2007. However, we cannot give any assurance as to the effect that future changes in foreign currency rates or interest rates will have on our consolidated financial position, results of operations or cash flows.

Item 4: Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1: Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business and have assumed certain of these liabilities.

On April 17, 2007 Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale Semiconductor, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Between September 18, 2006 and October 13, 2006, six purported class action petitions were filed in the state District Court of Travis County, Texas in connection with the announcement of the merger—Gerber v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003501; Lifshitz v. Michel Mayer, et al., Cause No. D-1-GN-06-003585; Warner v. Freescale Semiconductor, Inc. et al., Cause No. D-1-GN-06-003673; Tansey v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003685; Hockstein v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003717; and International Union of Operating Engineers Local No. 825 Pension Fund v. Freescale Semiconductor, Inc. et al, Cause No. D-1-GN-06-003918. On November 3, 2006, we agreed in principle with the plaintiffs to settle the lawsuits. As part of the settlement, the defendants deny all allegations of wrongdoing. The court provided preliminary approval of the settlement terms. Per the terms of the proposed settlement, notice was mailed on April 11, 2007 to the former stockholders of Freescale Semiconductor, Inc., and a legal notice was published in the Wall Street Journal on April 18, 2007. The court gave final approval to the settlement in a hearing on June 25, 2007, thereby resolving all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, the Merger Agreement and any related disclosure. In addition, in connection with the settlement, we paid $975,000 to the plaintiffs’ counsel for their fees and expenses in the third quarter of 2007. We accrued for this settlement in December 2006. Pursuant to the proposed settlement, we also agreed to make amended and supplemental disclosures on Schedule 14A, which were made on November 4, 2006.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flow.

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated or sent wastes to a site. In some jurisdictions, environmental requirements may become more stringent in the future which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under environmental laws.

Motorola was identified as a potentially responsible party in the past, and has been engaged in investigations, administrative proceedings, and/or cleanup processes with respect to past chemical releases into the environment. We agreed to indemnify Motorola for certain environmental liabilities related to our business, including matters described below. Potential future liability at such sites (excluding costs spent to date) may adversely affect our results of operations.

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), who is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit, for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented a system to treat contaminated groundwater in Operable Unit One and prevent further migration of the groundwater from Operable Unit One. In relation to the second operable unit, EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of the first operable unit. That remedy is now being implemented by Freescale and another potentially responsible party pursuant to an Administrative Order. The EPA has not announced a final remedy for either the first operable unit or the second operable unit, and it is therefore possible that costs to be incurred at these two operable units in future periods may vary from our estimates. The EPA and ADEQ are currently performing a preliminary site investigation at the third operable unit to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to the third operable unit. Because this investigation is in its early stages, we cannot predict at this time the extent to which we may be held liable for cleanup at Operable Unit Three or whether such liability would be material. Currently, we are engaged in negotiations to resolve the extent of our liability with the agencies and other responsible parties for the entire 52nd Street site.

56th Street Facility, Phoenix, AZ. In 1985, the EPA initiated an inquiry concerning the former Motorola facility located on 56th Street in Phoenix, Arizona following the discovery of organic compounds in certain local area wells. Motorola completed several remedial actions at this site including soil excavation and cleanup. We subsequently undertook voluntary negotiations with ADEQ, who assumed primary responsibility for this matter in 2004 under the state’s Water Quality Assurance Revolving Fund Program.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3: Defaults Upon Senior Securities.

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: August 10, 2007	By:	/S/ DARYL E. RAIFORD
Daryl E. Raiford Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer of the Registrant)