Form 10-Q
period 2007-09-28
Freescale Semiconductor Holdings I, Ltd.
filed 2007-10-30
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

or

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

(512) 895-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
(in millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$1,446	$1,619	$4,183	$4,744
Cost of sales	869	873	2,895	2,572

Gross margin	577	746	1,288	2,172
Selling, general and administrative	163	181	488	553
Research and development	270	295	846	885
Amortization expense for acquired intangible assets	346	3	1,037	9
Reorganization of businesses and other	—	(5)	38	(5)
Merger expenses	—	7	3	7

Operating (loss) earnings	(202)	265	(1,124)	723
Other (expense) income, net	(194)	2	(580)	19

(Loss) earnings before income taxes and cumulative effect of accounting change	(396)	267	(1,704)	742
Income tax (benefit) expense	(135)	10	(616)	20

(Loss) earnings before cumulative effect of accounting change	(261)	257	(1,088)	722
Cumulative effect of accounting change	—	—	—	7

Net (loss) earnings	$(261)	$257	$(1,088)	$729

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share amount)	September 28, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$272	$177
Short-term investments	500	533
Accounts receivable, net	500	635
Inventory	846	1,188
Other current assets	356	317

Total current assets	2,474	2,850
Property, plant and equipment, net	2,929	3,232
Goodwill	5,317	5,313
Intangible assets	4,639	5,654
Other assets, net	567	690

Total assets	$15,926	$17,739

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$94	$85
Accounts payable	418	558
Accrued liabilities and other	743	716

Total current liabilities	1,255	1,359
Long-term debt	9,389	9,415
Deferred tax liabilities	1,197	1,858
Other liabilities	411	390

Total liabilities	12,252	13,022
Stockholder’s equity:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at September 28, 2007 and December 31, 2006	5	5
Additional paid-in capital	7,125	7,093
Accumulated other comprehensive earnings	19	6
Accumulated deficit	(3,475)	(2,387)

Total stockholder’s equity	3,674	4,717

Total liabilities and stockholder’s equity	$15,926	$17,739

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Successor	Predecessor
(in millions)	September 28, 2007	September 29, 2006
Cash flows from operating activities:	$366	$1,097
Cash flows from investing activities:
Capital expenditures, net	(237)	(564)
Sales and purchases of short-term investments, net	33	305
Payments for purchase licenses and other assets	(59)	(171)
Purchases of marketable securities	—	(1,508)
Sales of marketable securities	—	1,231
Maturities of marketable securities	—	122
Other	17	—

Net cash used for investing activities	(246)	(585)

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	(31)	(410)
Purchases of treasury stock	—	(200)
Proceeds from stock option exercises and ESPP stock purchases	—	142
Proceeds from foreign revolving loan	—	38
Other	(2)	—

Net cash used for financing activities	(33)	(430)

Effect of exchange rate changes on cash and cash equivalents	8	7

Net increase in cash and cash equivalents	95	89
Cash and cash equivalents, beginning of period	177	212

Cash and cash equivalents, end of period	$272	$301

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

Although Freescale continues as the same legal entity after the merger, the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2007 and September 29, 2006 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2007 and September 29, 2006 are presented as the “Successor Period” or “Successor” and the “Predecessor Period” or “Predecessor,” respectively, as context requires, and relate to the period succeeding the merger and the period preceding the merger, respectively. The consolidated financial statements for the Successor Period reflect the acquisition of Freescale under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

On March 8, 2007, the Board of Directors of Holdings I approved a two-for-one stock split of its common stock, pursuant to which each share held by holders of record as of March 8, 2007 was subdivided into two shares. The effects of this common stock split have been retroactively applied to the accompanying unaudited condensed consolidated financial statements and notes thereto.

The accompanying unaudited condensed consolidated financial statements as of September 28, 2007 and for the three and nine months ended September 28, 2007 and September 29, 2006 are unaudited, with the December 31, 2006 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 28, 2007 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the Securities and Exchange Commission (“SEC”) on June 22, 2007. The results of operations for the three and nine months ended September 28, 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and our estimates and assumptions are subject to change as additional valuation information is obtained and evaluated. The purchase price allocation is expected to be finalized during 2007. During the first nine months of 2007, the property, plant and equipment fair value adjustment established in purchase accounting was reduced by $32 million with a corresponding increase to goodwill. The impact reduced our non-current deferred income tax liabilities and decreased goodwill by $10 million.

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

Collectively, the purchase accounting adjustments in the nine months ended September 28, 2007 resulted in an approximate $4 million increase to goodwill.

Unaudited Pro Forma Financial Information

Our unaudited pro forma results of operations, assuming the merger occurred as of January 1, 2006, results in revenues and net loss of $1.6 billion and $191 million, respectively, for the third quarter of 2006, and $4.7 billion and $898 million, respectively, for the first nine months of 2006. This unaudited pro forma information should not be relied upon as indicative of the historical results that would have been obtained if the merger had actually occurred as of January 1, 2006, or of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

Merger Costs

During the nine months ended September 28, 2007 and September 29, 2006, we incurred accounting, legal and other professional fees associated with the merger of $3 million and $7 million, respectively.

(3) Other Financial Data

Statements of Operations Supplemental Information

Other (Expense) Income, Net

The following table displays the amounts comprising other (expense) income, net in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Interest expense	$(207)	$(33)	$(621)	$(82)
Interest income	11	40	38	109

Interest (expense) income, net	(196)	7	(583)	27

Other, net	2	(5)	3	(8)

Other (expense) income, net	$(194)	$2	$(580)	$19

We paid interest expense of $78 million and $38 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $503 million and $82 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

Comprehensive (Loss) Earnings

The components of total comprehensive (loss) earnings, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net (loss) earnings	$(261)	$257	$(1,088)	$729
Net change in fair value on available-for-sale investments	—	14	—	1
Net change in fair value on derivative contracts	(6)	—	(7)	(1)
Net change in cumulative translation adjustments	15	13	20	44

Total comprehensive (loss) earnings	$(252)	$284	$(1,075)	$773

Balance Sheet and Other Supplemental Information

Inventory

Inventory consisted of the following:

	Successor
	September 28, 2007	December 31, 2006
Work in process and raw materials	$576	$800
Finished goods	270	388

	$846	$1,188

Cost of sales included $416 million in the nine months ended September 28, 2007 related to the recognition of the remaining amount of the purchase accounting adjustment to step-up inventory to fair value as of December 1, 2006.

Property, Plant and Equipment, Net

Depreciation expense was approximately $198 million and $137 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $564 million and $412 million for the nine months ended September 28, 2007 and September 29, 2006, respectively. Accumulated depreciation was approximately $622 million and $55 million at September 28, 2007 and December 31, 2006, respectively.

During the third quarter of 2007, as a part of an on-going evaluation of our manufacturing operations, we have chosen to accelerate depreciation associated with certain of our manufacturing assets. This initiative resulted in additional depreciation expense of $7 million in the Successor Period.

(4) Risk Management

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. Since December 1, 2006, we have entered into interest rate swap agreements with a notional amount of $900 million to hedge a portion of our $4.0 billion floating rate debt. The interest rate swap agreements expire in December 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 4.78%, and in turn, receive variable interest payments based on 3-month LIBOR (5.62% at September 28, 2007) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. The interest rate swap agreements are designated and qualify as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the interest rate swap agreements are accounted for as an asset or a liability in the accompanying unaudited Condensed Consolidated Balance Sheet at fair value. The fair values of our interest rate swap agreements were estimated based on the yield curve at September 28, 2007 and represent their carrying values. At September 28, 2007, we had an unrealized after-tax loss of $2 million in accumulated other comprehensive earnings related to the fair market value of our interest rate swap agreements. The market value of the interest rate swap agreements recorded in accumulated other comprehensive earnings may be recognized in the accompanying unaudited Condensed Consolidated Statements of Operations if certain terms of our floating rate debt change, if the floating rate debt is extinguished or if the interest rate swap agreements are terminated prior to maturity.

On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%.

(5) Stock and Equity-based Compensation

In connection with the merger, our Parent adopted a new equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Freescale Holdings L.P. were issued to 13 individuals. During the three and nine months ended September 28, 2007, approximately 6 thousand Class B interests became vested upon the termination of one participant, and concurrently, approximately 24 thousand Class B interests were forfeited. At September 28, 2007, we had approximately $92 million in unamortized expense related to Class B Interests, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital. The Company also adopted a stock-based compensation plan (“2006 Management Incentive Plan”) in connection with the merger. The Company has issued approximately 14.4 million non-qualified stock options in Holdings I, with an exercise price of $7.00 per share, to management pursuant to their 2006 Management Incentive Plan. As of September 28, 2007, we had approximately $40 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common stock in the form of stock-based awards to key employees. As of September 28, 2007, approximately 4 million non-qualified stock options (“2007 Options”), with an exercise price of $7.00 per share, have been issued to key employees. The 2007 Options vest 25 percent on each of the first, second, third and fourth anniversaries of the options grant date. As of September 28, 2007, we had approximately $10 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted in the three and nine months ended September 28, 2007 was estimated on the options grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Successor
	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007
Weighted average grant date fair value per share	$3.44	$3.56
Weighted average assumptions used:
Expected volatility	56.6%	57.2%
Expected lives (in years)	5.9	6.0
Risk free interest rate	4.6%	4.6%
Expected dividend yield	—%	—%

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

A summary of changes in all stock options outstanding during the nine months ended September 28, 2007 is presented below:

	Successor
	Stock Options	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Balance at January 1, 2007	15.1	$6.25	9	$11
Granted	7.7	$7.00
Terminated, cancelled or expired	(2.4)	$6.96
Exercised	—

Balance at September 28, 2007	20.4	$6.45	9	$8

Under the terms of the 2006 Management Incentive Plan, RSUs have been granted to certain members of management and key employees. The grants are rights to receive shares of our common stock on a one-for-one basis and vest 25 percent on each of the first, second, third and fourth anniversaries of the RSU Grant Date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period. As of September 28, 2007 we had approximately $6 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

A summary of changes in RSUs outstanding during the nine months ended September 28, 2007 is presented below:

Successor
RSUs
(in thousands)
Non-vested RSU balance at January 1, 2007	—
Granted	1,334.6
Vested	(2.5)
Terminated, cancelled or expired	(125.8)

Non-vested RSU balance at September 28, 2007	1,206.3

Our total stock-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of sales	$2	$10	$4	$27
Selling, general and administrative	9	14	29	38
Research and development	1	12	4	36

Total	$12	$36	$37	$101

Prior to the closing of the merger, Freescale had several stock-based employee compensation plans. Freescale provided an employee stock purchase plan (“ESPP”) and made awards of stock options and RSUs. Freescale adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006. Accordingly, a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the accompanying unaudited Condensed Consolidated Statements of Operations in the first quarter of 2006 as a cumulative effect of accounting change, net of income tax expense of $1 million.

(6) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of September 28, 2007, the estimated annual effective tax rate for 2007 is a benefit of 37 percent, excluding tax expense of $11 million recorded for discrete events occurring primarily in the third quarter of 2007. The discrete expense relates to a $10 million deferred income tax expense resulting from tax rate changes in Germany and the United Kingdom and increases in the valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries, compared to the second quarter of 2007.

The change in our effective tax rate subsequent to the closing of the merger from an expense of 6 percent in the first nine months of 2006 is due primarily to the income tax benefit being recorded related to our domestic losses. We incurred domestic losses during the Successor Period due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the merger. Previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance. In connection with establishing our deferred taxes in purchase accounting, we no longer are in a net deferred tax asset position domestically. This resulted in no valuation allowance being required, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

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

(7) Commitments and Contingencies

Commitments

We have product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $80 million as of September 28, 2007, compared to $143 million as of December 31, 2006.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, we have indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature of these matters, the actual costs that will be incurred could differ from the amounts accrued, perhaps significantly.

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

On April 17, 2007 Technologies, Inc. (“Tessera”) filed a complaint against Freescale Semiconductor, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. Discovery is still ongoing, and we are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At September 28, 2007, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At September 28, 2007 we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at September 28, 2007, such losses would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Nine Months Ended September 28, 2007

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2007 to September 28, 2007 of the accruals established related to the Second Quarter 2007 Reorganization of Business Program:

(Dollars in millions)	Accruals at January 1, 2007	Charges	Adjustments	2007 Amounts Used	Accruals at September 28, 2007
Manufacturing	$—	$15	$—	$5	$10
General and administrative	—	13	—	5	8
Research and development	—	8	—	6	2

Total	$—	$36	$—	$16	$20

Related headcount	—	680	—	400	280

During the second and third quarters of 2007, 400 employees were separated from the Company. The $16 million used reflects initial cash payments made to these separated employees through September 28, 2007. For these separated employees and the remaining 280 employees, $20 million will be paid by March 31, 2008.

Asset Impairment Charges

During the nine months ended September 28, 2007, an impairment charge of approximately $2 million related to certain assets previously held-for-sale was included in reorganization of businesses and other.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the joint development agreement associated with our 300mm strategy signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2007 to September 28, 2007:

(Dollars in millions)	Accruals at January 1, 2007	Adjustments	2007 Amounts Used	Accruals at September 28, 2007
Employee Separation Costs
Selling, general and administrative	$7	$—	$5	$2
Research and development	18	—	6	12

Total	$25	$—	$11	$14

Related headcount	280	—	190	90

Relocation and Exit Costs	$11	$—	$5	$6

During the second and third quarters of 2007, 190 employees were separated from the Company. The $11 million used reflects initial cash payments made to these separated employees through September 28, 2007. For these separated employees and the remaining 90 employees, $14 million will be paid by December 31, 2007.

(9) Information by Segment

Summarized below are our segment net sales and earnings before cumulative effect of accounting change, interest, income taxes, depreciation and amortization (“EBITDA”) for the three and nine months ended September 28, 2007 and September 29, 2006:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net Sales
Transportation and Standard Products	$653	$682	$2,002	$2,032
Networking and Computing Systems	315	369	963	1,090
Wireless and Mobile Solutions	468	540	1,185	1,560
Other	10	28	33	62

Segment Totals	$1,446	$1,619	$4,183	$4,744

EBITDA
Transportation and Standard Products	$177	$207	$354	$601
Networking and Computing Systems	103	134	119	383
Wireless and Mobile Solutions	71	91	76	272
Other	2	(4)	(42)	(44)

Segment Totals	353	428	507	1,212
Depreciation and amortization expense	(555)	(163)	(1,631)	(489)
Other (expense) income, net	(194)	2	(580)	19

(Loss) earnings before income taxes and cumulative effect of accounting change	$(396)	$267	$(1,704)	$742

For the nine months ended September 28, 2007, the Other segment includes reorganization of businesses and other charges of $38 million. Merger expenses of $3 million are included in the Other segment for the nine months ended September 28, 2007. For the three and nine months ended September 29, 2006, a $5 million reversal of reorganization of business charges and merger expenses of $7 million are included in the Other segment.

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

The senior notes are jointly and severally guaranteed on an unsecured senior basis, and the senior subordinated notes are jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies (“Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligation. As of the issue date, none of our foreign subsidiaries guarantee the senior notes, senior subordinated notes or credit facilities (“Non-Guarantors”). In the future, subsidiaries may be required to guarantee the senior notes and/or the senior subordinated notes if and to the extent they guarantee the credit facilities.

The following tables present the financial position, results of operations and cash flows of Freescale, the Parent Guarantors, Non-Guarantors, Eliminations and our Consolidated balances as of September 28, 2007 and December 31, 2006 and for the three and nine months ended September 28, 2007 and September 29, 2006.

Successor

Supplemental Condensed Consolidating Balance Sheet

September 28, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$36	$236	$—	$272
Short-term investments	—	—	338	162	—	500
Inter-company receivable	—	—	513	385	(898)	—
Accounts receivable, net	—	—	161	339	—	500
Inventory	—	—	442	404	—	846
Other current assets	—	—	151	205	—	356

Total current assets	—	—	1,641	1,731	(898)	2,474
Property, plant and equipment, net	—	—	1,600	1,329	—	2,929
Investments in affiliates	3,654	3,654	2,093	—	(9,401)	—
Goodwill	20	—	5,297	—	—	5,317
Intangible assets	—	—	4,639	—	—	4,639
Inter-company note receivable	—	—	2	—	(2)	—
Other assets, net	—	—	375	192	—	567

Total Assets	$3,674	$3,654	$15,647	$3,252	$(10,301)	$15,926

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital leases	$—	$—	$48	$46	$—	$94
Inter-company payable	—	—	443	455	(898)	—
Accounts payable	—	—	267	151	—	418
Accrued liabilities and other	—	—	456	287	—	743

Total current liabilities	—	—	1,214	939	(898)	1,255
Long-term debt	—	—	9,389	—	—	9,389
Deferred tax liabilities	—	—	1,116	81	—	1,197
Inter-company note payable	—	—	—	2	(2)	—
Other liabilities	—	—	274	137	—	411

Total liabilities	—	—	11,993	1,159	(900)	12,252

Total stockholder’s equity	3,674	3,654	3,654	2,093	(9,401)	3,674

Total Liabilities and Stockholder’s Equity	$3,674	$3,654	$15,647	$3,252	$(10,301)	$15,926

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

Successor

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 28, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,854	$1,935	$(2,343)	$1,446
Cost of sales	—	—	1,379	1,833	(2,343)	869

Gross margin	—	—	475	102	—	577
Selling, general and administrative	—	—	244	58	(138)	164
Research and development	—	—	188	82	—	270
Amortization expense for acquired intangible assets	—	—	345	—	—	345
Reorganization of business and other	—	—	—	—	—	—

Operating loss	—	—	(302)	(38)	138	(202)
Other (expense) income, net	(261)	(261)	(117)	144	301	(194)

(Loss) earnings before income taxes	(261)	(261)	(419)	106	439	(396)
Income tax (benefit) expense	—	—	(158)	23	—	(135)

Net (loss) earnings	$(261)	$(261)	$(261)	$83	$439	$(261)

Successor

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 28, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$5,365	$5,572	$(6,754)	$4,183
Cost of sales	—	—	4,367	5,282	(6,754)	2,895

Gross margin	—	—	998	290	—	1,288
Selling, general and administrative	—	—	695	177	(383)	489
Research and development	—	—	568	278	—	846
Amortization expense for acquired intangible assets	—	—	1,036	—	—	1,036
Reorganization of business and other	—	—	15	23	—	38
Merger expenses	—	—	3	—	—	3

Operating loss	—	—	(1,319)	(188)	383	(1,124)
Other (expense) income, net	(1,088)	(1,088)	(416)	395	1,617	(580)

(Loss) earnings before income taxes	(1,088)	(1,088)	(1,735)	207	2,000	(1,704)
Income tax (benefit) expense	—	—	(647)	31	—	(616)

Net (loss) earnings	$(1,088)	$(1,088)	$(1,088)	$176	$2,000	$(1,088)

Successor

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 29, 2006

(in millions)	Parent Company	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,944	$1,938	$(2,263)	$1,619
Cost of sales	—	—	1,351	1,785	(2,263)	873

Gross margin	—	—	593	153	—	746
Selling, general and administrative	—	—	226	73	(118)	181
Research and development	—	—	207	88	—	295
Reorganization of business and other	—	—	(5)	—	—	(5)
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Merger expenses	—	—	7	—	—	7

Operating earnings	—	—	155	(8)	118	265
Other income, net	—	—	109	125	—	2

Earnings before income taxes	—	—	264	117	118	267
Income tax expense	—	—	7	3	—	10

Earnings before cumulative effect of accounting change	—	—	257	114	118	257
Cumulative effect of accounting change, net of income tax expense	—	—	—	—	—

Net earnings	$—	$—	$257	$114	$118	$257

Successor

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 29, 2006

(in millions)	Parent Company	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$5,730	$5,674	$(6,660)	$4,744
Cost of sales	—	—	3,953	5,279	(6,660)	2,572

Gross margin	—	—	1,777	395	—	2,172
Selling, general and administrative	—	—	700	217	(364)	553
Research and development	—	—	613	272	—	885
Reorganization of business and other	—	—	(5)	—	—	(5)
Amortization expense for acquired intangible assets	—	—	9	—	—	9
Merger expenses	—	—	7	—	—	7

Operating earnings	—	—	453	(94)	364	723
Other income, net	—	—	279	380	(640)	19

Earnings before income taxes	—	—	732	286	(276)	742
Income tax expense	—	—	9	11	—	20

Earnings before cumulative effect of accounting change	—	—	723	275	(276)	722
Cumulative effect of accounting change, net of income tax expense	—	—	6	1	—	7

Net earnings	$—	$—	$729	$276	$(276)	$729

Predecessor

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 28, 2007

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$—	$—	$132	$422	$(188)	$366

Cash flows from investing activities:
Capital expenditures, net	—	—	(150)	(97)	10	(237)
Sales and purchases of short-term investments, net	—	—	26	7	—	33
Payments for purchase license and other assets	—	—	(35)	(24)	—	(59)
Other	—	—	4	16	(3)	17
Inter-company note receivable	—	—	79	—	(79)	—

Cash flow used for investing activities	—	—	(76)	(98)	(72)	(246)

Cash flows from financing activities:
Dividends to Freescale	—	—	—	(181)	181	—
Proceeds from stock option exercises and ESPP stock purchases	—	—	(31)	—	—	(31)
Other	—	—	(9)	7	—	(2)
Inter-company loan payable	—	—	—	(79)	79	—

Cash flow used for financing activities	—	—	(40)	(253)	260	(33)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8

Net increase in cash and cash equivalents	—	—	16	79	—	95
Cash and cash equivalents, beginning of period	—	—	20	157	—	177

Cash and cash equivalents, end of period	$—	$—	$36	$236	$—	$272

Predecessor

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 29, 2006

(Unaudited)

(in millions)	Parent	Guarantor	Freescale	Non- Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$—	$—	$555	$575	$(33)	$1,097

Cash flows from investing activities:
Capital expenditures, net	—	—	(208)	(376)	20	(564)
Sales and purchases of short-term investments, net	—	—	303	2	—	305
Payments for purchase license and other assets	—	—	(146)	(25)	—	(171)
Purchases of marketable securities	—	—	(1,508)	—	—	(1,508)
Sales of marketable securities	—	—	1,231	—	—	1,231
Maturities of marketable securities	—	—	122	—	—	122
Other	—	—	(8)	2	6	—
Inter-company note receivable	—	—	126	—	(126)	—

Cash flow used for investing activities	—	—	(88)	(397)	(100)	(585)

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes	—	—	(410)	—	—	(410)
Purchases of treasury stock	—	—	(200)	—	—	(200)
Dividends to Freescale	—	—	—	(20)	20	—
Proceeds from stock option exercises and ESPP stock purchases	—	—	142	—	—	142
Proceeds from foreign revolving loan	—	—	—	38	—	38
Other	—	—	18	(5)	(13)	—
Inter-company loan payable	—	—	—	(126)	126	—

Cash flow used for financing activities	—	—	(450)	(113)	133	(430)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7

Net increase in cash and cash equivalents	—	—	17	72	—	89
Cash and cash equivalents, beginning of period	—	—	8	204	—	212

Cash and cash equivalents, end of period	$—	$—	$25	$276	$—	$301

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the merger. Accordingly, the following discussion and analysis of historical periods does not reflect the significant impact that the merger will have on us, including significantly increased leverage from our incurrence of approximately $9.45 billion in debt. You should read the following discussion of our results of operations and financial condition for the three months and nine months ended September 28, 2007 and September 29, 2006 with our condensed consolidated financial statements and the notes in “Item 1: Unaudited Financial Statements,” as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the Securities and Exchange Commission (“SEC”) on June 22, 2007. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the SEC on June 22, 2007. Actual results may differ materially from those contained in any forward looking statements.

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

Although Freescale continues as the same legal entity after the merger, the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2007 and September 29, 2006 and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2007 and September 29, 2006 are presented as the “Successor Period” or “Successor” and the “Predecessor Period” or “Predecessor,” respectively, as context requires, and relate to the period succeeding the merger and the period preceding the merger, respectively. The consolidated financial statements for the Successor Period reflect the acquisition of Freescale under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. Since the third quarter of 2006, we have experienced a decline of approximately 13% in our utilization rate.

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

During the first nine months of 2007, we experienced lower revenue in our TSPG and NCSG segments, which historically represent approximately 70 percent of our revenue and the substantial majority of EBITDA. Lower sales were generally consistent with overall weakness experienced in the markets served by these segments. However, revenues in our WMSG segment have decreased approximately 24 percent during the nine months ended September 28, 2007 versus the prior year period. The decrease is specifically due to its wireless handset business, which was negatively impacted by a sales decline due to weaker demand from Motorola, our largest customer. We continue to experience limited predictability and visibility with respect to demand from Motorola, creating uncertainty for our wireless handset business. As a result, we will continue to experience pressure on WMSG’s net sales. Motorola represented 26 percent of our net sales for the three months ended September 28, 2007 and September 29, 2006, and 23 percent and 26 percent of our net sales for the nine months ended September 28, 2007 and September 29, 2006, respectively.

Results of Operations for the Three Months Ended September 28, 2007 and September 29, 2006

	Three Months Ended (Unaudited)
	Successor		Predecessor
(dollars in millions)	September 28, 2007	% of Net Sales	September 29, 2006	% of Net Sales
Orders	$1,366	94.5%	$1,710	105.6%

Net sales	$1,446	100.0%	$1,619	100.0%
Cost of sales	869	60.1%	873	53.9%

Gross margin	577	39.9%	746	46.1%
Selling, general and administrative	163	11.3%	181	11.2%
Research and development	270	18.7%	295	18.2%
Amortization expense for acquired intangible assets	346	23.9%	3	0.2%
Reorganization of businesses and other	—	—%	(5)	-0.3%
Merger expenses	—	—%	7	0.4%

Operating (loss) earnings	(202)	-14.0%	265	16.4%
Other (expense) income, net	(194)	-13.4%	2	0.1%

(Loss) earnings before income taxes	(396)	-27.4%	267	16.5%
Income tax (benefit) expense	(135)	-9.3%	10	0.6%

Net (loss) earnings	$(261)	-18.1%	$257	15.9%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Net Sales

Our net sales and orders of approximately $1.4 billion each in the Successor Period decreased 11 percent and 20 percent, respectively, compared to the Predecessor Period. Lower net sales were driven primarily by an overall 22 percent decrease in volume in our WMSG segment. The WMSG unit volume decline was driven by changes in demand in our wireless handset business due to sales declines at our largest customer. Our NCSG segment also experienced a 15 percent decrease in sales over the prior year period, attributable primarily to overall industry declines in demand in the wireless and wireline infrastructure markets. Distribution inventory at September 28, 2007 was 11 weeks of sales. During the Successor Period, our revenue from intellectual property represented approximately 1 percent of net sales, compared to 5 percent in the Predecessor Period.

Gross Margin

Our gross margin in the Successor Period decreased $169 million, or 23 percent, compared to the Predecessor Period, and, as a percentage of net sales, gross margin was 39.9 percent, reflecting a decline of 6.1 percentage points. Purchase accounting arising from the merger negatively affected gross margin in the Successor Period through a $46 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. During the third quarter of 2007, as a part of an on-going evaluation of our manufacturing operations, we have chosen to accelerate depreciation associated with certain of our manufacturing assets. This initiative resulted in additional depreciation expense of $8 million in the Successor Period. Our gross margin was further negatively impacted by a 13 percent decrease in our utilization rate and lower net sales and intellectual property revenue. These items were partially offset by enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials and a decrease in incentive compensation expense. With the reorganization of business program undertaken late in the second quarter of 2007, we expect to generate $18 million to $22 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $18 million, or 10 percent, in the Successor Period, compared to the Predecessor Period. This decrease resulted primarily from operating efficiencies, lower incentive compensation expense, and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $17 million to $20 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program.

Research and Development

Our research and development expense in the Successor Period decreased $25 million, or 8 percent, compared to the Predecessor Period. This decrease was due primarily to lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $20 million to $23 million in annualized net cost savings in research and development expense from the reorganization of business program.

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

Other (Expense) Income, Net

Other expense, net increased $196 million in the Successor Period, compared to the Predecessor Period. Net interest expense in the Successor Period included interest expense of $207 million, partially offset by interest income of $11 million. Net interest income in the Predecessor Period included interest income of $40 million, partially offset by interest expense of $33 million. The $174 million increase in interest expense over the prior year was due to increased debt incurred in conjunction with the merger. The $29 million decrease in interest income over the prior year was attributable to decreased funds available for investment after the closing of the merger.

Income Tax (Benefit) Expense

Our effective tax rate was 37 percent for the Successor Period, excluding income tax expense of $11 million recorded for discrete events occurring primarily in the third quarter of 2007. The discrete tax expense relates to a $10 million deferred income tax expense resulting from tax rate changes in foreign jurisdictions and increases in the valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries, compared to the second quarter of 2007.

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

Our effective tax rate for the Predecessor Period was 6 percent, excluding discrete events resulting in an $11 million non-cash benefit. Our annual effective tax rate was less than the statutory rate of 35 percent in the Predecessor Period primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Results of Operations for the Nine Months Ended September 28, 2007 and September 29, 2006

	Nine Months Ended (Unaudited)
	Successor		Predecessor
(dollars in millions)	September 28, 2007	% of Net Sales	September 29, 2006	% of Net Sales
Orders	$3,923	93.8%	$4,850	102.2%

Net sales	$4,183	100.0%	$4,744	100.0%
Cost of sales	2,895	69.2%	2,572	54.2%

Gross margin	1,288	30.8%	2,172	45.8%
Selling, general and administrative	488	11.7%	553	11.7%
Research and development	846	20.2%	885	18.6%
Amortization expense for acquired intangible assets	1,037	24.8%	9	0.2%
Reorganization of businesses and other	38	0.9%	(5)	-0.1%
Merger expenses	3	0.1%	7	0.2%

Operating (loss) earnings	(1,124)	-26.9%	723	15.2%
Other (expense) income, net	(580)	-13.8%	19	0.4%

(Loss) earnings before income taxes and cumulative effect of accounting change	(1,704)	-40.7%	742	15.6%
Income tax (benefit) expense	(616)	-14.7%	20	0.4%

(Loss) earnings before cumulative effect of accounting change	(1,088)	-26.0%	722	15.2%
Cumulative effect of accounting change	—	—%	7	0.2%

Net (loss) earnings	$(1,088)	-26.0%	$729	15.4%

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Net Sales

Our net sales and orders of approximately $4.2 billion and $3.9 billion in the Successor Period decreased 12 percent and 19 percent, respectively, compared to the Predecessor Period. Lower net sales were driven primarily by an overall 25 percent decrease in volume in our WMSG segment. The WMSG unit volume decline resulted from changes in demand in our wireless handset business due to lower sales to our largest customer. Our NCSG segment also experienced a 12 percent decrease in sales over the prior year period, attributable primarily to overall industry declines in demand in the wireless and wireline infrastructure markets. Distribution inventory at September 28, 2007 was 11 weeks of sales. During the Successor Period, our revenue from intellectual property represented approximately 2 percent of net sales, compared to 4 percent in the Predecessor Period.

Gross Margin

Our gross margin in the Successor Period decreased $884 million, or 41 percent, compared to the Predecessor Period, and, as a percentage of net sales, gross margin was 30.8 percent, reflecting a decline of 15 percentage points. Purchase accounting arising from the merger negatively affected gross margin in the Successor Period through a $416 million increase to cost of sales resulting from the step-up to fair value of our inventory at the merger date, and a $118 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. Our gross margin was further negatively impacted by a decrease in our utilization rate and lower net sales and intellectual property revenue. Partially offsetting these effects, our gross margin benefited from enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials, and a decrease in incentive compensation expense. We also initiated a reorganization of business program late in the second quarter of 2007, which we expect to generate $18 million to $22 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $65 million, or 12 percent, in the Successor Period, compared to the Predecessor Period. This decrease was primarily the result of operating efficiencies, lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate $17 million to $20 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program. As a percent of our net sales, our selling, general and administrative expenses remained consistent primarily due to lower net sales.

Research and Development

Our research and development expense in the Successor Period decreased $39 million, or 4 percent, compared to the Predecessor Period. This decrease was due primarily to lower incentive compensation, partially offset by focused engineering personnel increases. We also initiated a reorganization of business program late in the second quarter of 2007. We expect to generate $20 million to $23 million in annualized net cost savings in research and development expense from the reorganization of business program. As a percent of our net sales, our research and development expenses increased 1.6 percentage points primarily due to lower net sales.

Acquisition Related Costs

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the merger. The Successor Period includes $1 billion in amortization expense related to these intangible assets and is the driver of the increase in amortization expense for acquired intangible assets over the Predecessor Period.

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

In addition to the reorganization of business program, we also recorded an impairment charge of approximately $2 million on certain assets previously held-for-sale in the Successor Period.

Other (Expense) Income, Net

Other expense, net increased $599 million in the Successor Period, compared to the Predecessor Period. Net interest expense in the Successor Period included interest expense of $621 million, partially offset by interest income of $38 million. Net interest income in the Predecessor Period included interest income of $109 million, partially offset by interest expense of $82 million. The $539 million increase in interest expense over the prior year was due to increased debt incurred in conjunction with the merger. The $71 million decrease in interest income over the prior year was attributable to decreased funds available for investment after the closing of the merger.

Income Tax (Benefit) Expense

Our effective tax rate was 37 percent for the Successor Period, excluding income tax expense of $11 million recorded for discrete events occurring primarily in the third quarter of 2007. The discrete tax expense relates to a $10 million deferred income tax expense resulting from tax rate changes in foreign jurisdictions and increases in the valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries, compared to the second quarter of 2007.

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

Our effective tax rate for the Predecessor Period was 6 percent, excluding non-recurring, discrete events resulting in a $25 million non-cash benefit. Our annual effective tax rate was less than the statutory rate of 35 percent in the Predecessor Period primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

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

Segment Information

Our orders, net sales, and EBITDA for our primary segments for the three and nine months ended September 28, 2007 and September 29, 2006 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

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

Transportation and Standard Products Group

TSPG’s largest market segment is the automobile electronics market, which represented approximately 74 percent of its net sales in the three and nine months ended September 28, 2007, respectively, and 66 percent and 70 percent of its net sales in the three and nine months ended September 29, 2006, respectively. During the three and nine months ended September 28, 2007, TSPG represented 45 percent and 48 percent of our consolidated net sales, respectively, compared to 42 percent and 43 percent in the three and nine months ended September 29, 2006, respectively.

	Three Months Ended (Unaudited)			Nine Months Ended (Unaudited)
	Successor	Predecessor		Successor	Predecessor
(Dollars in millions)	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Segment orders	$635	$662	-4%	$1,976	$2,031	-3%
Segment net sales	$653	$682	-4%	$2,002	$2,032	-1%
Segment EBITDA	$177	$207	-14%	$354	$601	-41%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Our TSPG segment experienced a $29 million decrease in net sales and a $27 million decrease in orders, compared with the Predecessor Period. These decreases primarily reflect lower sales to our distributors, a focused strategy of reducing our lower margin printing business and a decline in intellectual property revenue. Automotive revenues reflected less seasonal weakness than the prior year period due to customer inventory growth in anticipation of possible automotive strikes in North America. We experienced increases in our sensor and direct automotive revenues outside of North America, compared to the prior year period, which partially offset these items. Our TSPG segment EBITDA declined $30 million, or from 30 percent to 27 percent as a percentage of net sales, from the Predecessor Period. TSPG segment EBITDA in the current year quarter was adversely affected primarily by lower volumes of product sales, lower intellectual property revenue and decreased utilization; however, the positive impact of lower selling, general and administrative expenses partially offset these items.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Our TSPG segment experienced a $30 million decrease in net sales and a $55 million decrease in orders, compared with the Predecessor Period. These declines resulted from a downturn in production at U.S. automotive manufacturers, the impact on consumer revenues as we transition to new products, a focused strategy of reducing our lower margin printing business and a decline in intellectual property revenue. We experienced increases in our sensor and direct automotive revenues, compared to the prior year period, which partially offset these items. Our TSPG segment EBITDA declined $247 million, or from 30 percent to 18 percent as a percentage of net sales, from the Predecessor Period. TSPG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $186 million (or 9 percent of net sales) related to the step-up of inventory to fair value, lower intellectual property revenue and decreased utilization; however, the positive impact of lower selling, general and administrative expenses partially offset these items.

Networking and Computing Systems Group

During the three and nine months ended September 28, 2007, NCSG represented 22 percent and 23 percent of our consolidated net sales, respectively, compared to 23 percent in the three and nine months ended September 29, 2006, respectively.

	Three Months Ended (Unaudited)			Nine Months Ended (Unaudited)
	Successor	Predecessor		Successor	Predecessor
(Dollars in millions)	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Segment orders	$342	$348	-2%	$986	$1,110	-11%
Segment net sales	$315	$369	-15%	$963	$1,090	-12%
Segment EBITDA	$103	$134	-23%	$119	$383	-69%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Our NCSG segment had a $54 million decrease in net sales and a $6 million decrease in orders, compared to the Predecessor Period. These declines were primarily attributable to overall industry declines in demand in the wireless and wireline infrastructure markets and the mobility infrastructure market, the restructuring of product portfolios, lower customer investment and customer platform consolidation. Our NCSG segment EBITDA declined $31 million, or from 36 percent to 33 percent as a percentage of net sales, from the Predecessor Period. NCSG segment EBITDA in the current year quarter was adversely affected by lower volumes of product sales and lower intellectual property revenue; however, the positive impact of lower selling, general and administrative expenses and research and development expenses partially offset this decline.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Our NCSG segment had a $127 million decrease in net sales and a $124 million decrease in orders, compared to the Predecessor Period. The decline was primarily attributable to overall industry declines in demand in the wireless and wireline infrastructure markets. In addition, we were negatively impacted by the residual effects of a customer’s decision to discontinue utilizing certain products provided by us, resulting in sales in the prior period that did not occur in the current period. Our NCSG segment EBITDA declined $264 million, or from 35 percent to 12 percent as a percentage of net sales, from the Predecessor Period. NCSG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $178 million (or 18 percent of net sales) related to the step-up of inventory to fair value, lower volumes of product sales and lower intellectual property revenue; however, the positive impact of lower selling, general and administrative expenses and research and development expenses partially offset this decline.

Wireless and Mobile Solutions Group

During the three and nine months ended September 28, 2007, WMSG represented 32 percent and 28 percent of our consolidated net sales, respectively, compared to 33 percent in the three and nine months ended September 29, 2006, respectively.

	Three Months Ended (Unaudited)			Nine Months Ended (Unaudited)
	Successor	Predecessor		Successor	Predecessor
(Dollars in millions)	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Segment orders	$378	$673	-44%	$931	$1,646	-43%
Segment net sales	$468	$540	-13%	$1,185	$1,560	-24%
Segment EBITDA	$71	$91	-22%	$76	$272	-72%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Our WMSG segment experienced decreases of $72 million in sales and $295 million in orders, compared to the Predecessor Period. This reflects weakness in unit sales and lower demand from Motorola in the current period versus the prior year. Our WMSG segment EBITDA decreased $20 million, or from 17 percent to 15 percent as a percentage of net sales, from the Predecessor Period. WMSG segment EBITDA in the current year quarter was adversely affected primarily by lower volumes of product sales to Motorola and partially by lower intellectual property revenue; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Our WMSG segment experienced decreases of $375 million in sales and $715 million in orders, compared to the Predecessor Period. This reflects continued weakness in unit sales and lower demand from Motorola in the current period versus the prior year. Our WMSG segment EBITDA declined $196 million, or from 17 percent to 6 percent as a percentage of net sales, from the Predecessor Period. WMSG segment EBITDA in the current year was adversely affected by purchase accounting charges arising from the merger including additional cost of sales of $52 million (or 4 percent of net sales) related to the step-up of inventory to fair value and lower volumes of product sales to our largest customer; however, the positive impact of lower selling, general and administrative expenses partially offset this decline.

Other

During the three and nine months ended September 28, 2007, Other represented 1 percent of our consolidated net sales, respectively, compared to 2 percent and 1 percent in the three and nine months ended September 29, 2006, respectively.

	Three Months Ended (Unaudited)			Nine Months Ended (Unaudited)
	Successor	Predecessor		Successor	Predecessor
(Dollars in millions)	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Segment orders	$11	$27	-59%	$30	$63	-52%
Segment net sales	$10	$28	-64%	$33	$62	-47%
Segment EBITDA	$2	$(4)	-150%	$(42)	$(44)	-5%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Other net sales and orders decreased $18 million and $16 million, respectively, in the Successor Period, compared to the Predecessor Period, primarily as a result of the completion of support and maintenance requirements associated with the delivery of a portfolio of application development tools, resulting in $11 million in revenues in the third quarter of 2006, as well as lower wafer sales. Our Other segment EBITDA was $2 million in the Successor Period, or an increase of $6 million, compared with the Predecessor Period, and was positively impacted by lower corporate research and development expenses and higher utilization rates associated with our 300-millimeter wafer fabrication facility in Crolles, France.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Other net sales and orders decreased $29 million and $33 million, respectively, in the Successor Period, compared to the Predecessor Period, primarily as a result of lower wafer sales and the completion of support and maintenance requirements associated with the delivery of a portfolio of application development tools, resulting in $11 million in revenues in the third quarter of 2006. Our Other segment EBITDA was relatively consistent with that of the Predecessor Period. Other segment EBITDA was adversely affected by $38 million in reorganization of businesses and other expenses. The decline was offset by current year improved operating efficiencies in production start-up in our factories, as well as lower corporate selling, general and administrative and research and development costs attributable to focused cost-cutting initiatives.

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

Nine Months Ended September 28, 2007

Second Quarter 2007 Initiated Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through a reorganization of business program. The following table displays a roll-forward from January 1, 2007 to September 28, 2007 of the accruals established related to the Second Quarter 2007 Reorganization of Business Program:

(Dollars in millions)	Accruals at January 1, 2007	Charges	Adjustments	2007 Amounts Used	Accruals at September 28, 2007
Manufacturing	$—	$15	$—	$5	$10
General and administrative	—	13	—	5	8
Research and development	—	8	—	6	2

Total	$—	$36	$—	$16	$20

Related headcount	—	680	—	400	280

During the second and third quarters of 2007, 400 employees were separated from the Company. The $16 million used reflects initial cash payments made to these separated employees in the nine months ended September 28, 2007. For these separated employees and the remaining 280 employees, $20 million will be paid by March 31, 2008.

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

Cash and Cash Equivalents

Of the $772 million of cash and cash equivalents and short-term investments at September 28, 2007, $370 million was held by our U.S. subsidiaries and $402 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

During the first nine months of 2007, we generated cash flow from operations of $366 million, which is lower than prior year levels primarily due to the semi-annual interest payments on our new debt facilities and lower operating earnings. Our days sales outstanding decreased to 31 days from 35 days at year-end due to a change in the profile of customer shipments period on period. Our days of inventory on hand increased to 93 days (excluding the impact of purchase accounting on inventory and cost of sales) from 80 days at year-end. This increase resulted primarily from a $74 million increase in inventory levels, exclusive of the recognition of $416 million in cost of sales for the step-up to fair value in connection with purchase accounting, due to the change in demand forecast from our largest customer. Days purchases outstanding decreased to 43 days as of September 28, 2007 from 56 days at year-end.

Investing Activities

During the first nine months of 2007 and 2006, our net cash used for investing activities was $246 million and $585 million, respectively. The decrease in the net cash used in our investing activities was primarily the result of a decrease in funds available for investment after the closing of the merger and lower capital expenditures in the Successor Period. Our capital expenditures were $237 million, or 6 percent of net sales, and $564 million, or 12 percent of net sales, during the first nine months of 2007 and 2006, respectively.

Financing Activities

During the first nine months of 2007, our net cash used for financing activities was $33 million, resulting primarily from long-term debt and capital lease payments. This compared to our net cash used by financing activities of $430 million in the first nine months of 2006, principally reflecting purchases of treasury stock and payments for long-term debt, capital lease and notes payable, partially offset with proceeds from stock option exercises.

At September 28, 2007, we had senior secured credit facilities (“Credit Facilities”) that included (i) a seven-year, $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a six-year revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Credit Facilities of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facilities may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At September 28, 2007, $3.5 billion was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. We expect to save approximately $9 million per year as a result of the lower spread.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate ( 5.58% on September 28, 2007) based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The applicable margin for borrowings under the Revolver may be reduced subject to our attaining certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. We are also required to make prepayments in certain circumstances, subject to certain exceptions.

We had an aggregate principal amount of $5.95 billion in senior notes outstanding at September 28, 2007, consisting of (i) $500 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 5.69% on September 28, 2007) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1.50 billion of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle” Notes), (iii) $2.35 billion of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1.60 billion of 10.125% notes maturing in 2016 (“Senior Sub Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Sub Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Sub Notes), and (iii) junior to all secured indebtedness (including the aforementioned Credit Facility and Term Loan), to the extent assets secure that indebtedness. The Senior Sub Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the aforementioned Credit Facility, Term Loan and Senior Notes. In December 2006, in conjunction with the issuance of the Senior Notes and Senior Sub Notes, we received initial corporate credit ratings from Standard & Poor’s and Moody’s of BB- and Ba3, respectively.

In connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have converted $900 million of the variable interest rate debt to fixed interest rate debt.

The Credit Facilities and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. The Credit Facilities and Notes also provide for customary events of default, including failure to make payments when due, failure to comply with certain covenants and cross-default and cross-acceleration provisions. Under the Credit Facilities and the Notes, we must comply with certain affirmative and negative covenants, including incurrence-based covenants relating to specified financial ratios. Incurring additional borrowings requires us to, depending on circumstances, meet these financial ratios. Our ability to meet these financial ratios depends on our ability to generate adjusted EBITDA in the future. The Company was in compliance with all affirmative and negative covenants as of September 28, 2007. The incurrence-based covenants do not restrict the Company from making additional borrowings under the Credit Facilities, to the extent other covenants permit.

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

(in millions)	Twelve months ended September 28, 2007
(Unaudited)
Loss before cumulative effect of accounting change	$(3,811)
Interest expense, net	630
Income tax benefit	(744)
Depreciation and amortization*	1,911

EBITDA	(2,014)
Non-cash stock-based employee compensation(1)	357
Other non-cash charges(2)	2,820
Non-recurring/one-time items(3)	255
Cost savings(4)	54
Other defined terms(5)	98

Adjusted EBITDA	$1,570

*	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), Share-based Payments.

(2)	Reflects the non-cash charges related to purchase accounting adjustments for in-process research and development, inventory and other non-cash items.

(3)	Reflects costs associated with Predecessor debt extinguishment, one-time merger expenses and our reorganization of business program.

(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.

(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $80 million as of September 28, 2007, compared to $143 million as of December 31, 2006.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investments balance as of September 28, 2007 of approximately $772 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next twelve months. We also have access to $750 million in committed capacity under our Revolver. Our ability to borrow under this Revolver is not restricted by any incurrence-based covenants, to the extent other covenants permit.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents or short-term investments. We incurred significant indebtedness and utilized significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the merger. In the event additional funding is required, we believe that we will be able to access capital markets on terms and in amounts adequate to meet our current objectives; however, given the possibility of changes in market conditions and our incurrence of significant indebtedness, there can be no certainty that such funding will be available on terms favorable to us or at all.

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

        Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to both external and specific factors including (i) general economic conditions; (ii) customer specific demand for our products and efficaciousness of our customers’ sales programs; and (iii) financial, regulatory, competitive and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

The fair value of our long-term debt approximates $9.1 billion at September 28, 2007, which has been determined based upon quoted market prices; this compares to a net book value of $9.5 billion at September 28, 2007. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would increase the fair value of our long-term debt by $125 million and decrease the fair value of our interest rate swaps by $7 million.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-4/A, Registration No. 333-141128-05, filed with the SEC on June 22, 2007. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the nine months ended September 28, 2007. However, we cannot give any assurance as to the effect that future changes in foreign currency rates or interest rates will have on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2007 Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale Semiconductor, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. Discovery is still ongoing, and we are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flow.

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling. and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to, a site. In some jurisdictions, environmental requirements may become more stringent in the future which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under environmental laws.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale and another potentially responsible party pursuant to an Administrative Order. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. Because this investigation is in its early stages, we cannot predict at this time the extent to which we may be held liable for cleanup at Operable Unit Three or whether that liability would be material.

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

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: October 30, 2007	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer