Form 10-K
period 2007-12-31
Freescale Semiconductor Holdings I, Ltd.
filed 2008-03-13
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(512) 895-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of March 1, 2008, there were 1,012,066,382 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires.

Item 1:	Business

Our Company

With over 50 years of operating history, Freescale is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing or sales operations in more than 30 countries. We generated $5.7 billion in revenue for the year ended December 31, 2007.

In each of the markets we serve, we offer families of embedded processors. In their simplest forms, embedded processors provide the basic intelligence for electronic devices and can be programmed to address specific applications or functions. Examples of our embedded processors include microcontrollers, digital signal processors and communications processors.

In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products we also offer customers complex combinations of semiconductors and software, which we refer to as “platform-level products.” We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

Freescale Semiconductor, Inc. (“FSL, Inc.”) was incorporated in Delaware in 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to FSL, Inc. (the “Contribution”) and an initial public offering (“IPO”) of FSL, Inc. Class A common stock. FSL, Inc. completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, FSL, Inc. was a wholly owned subsidiary of Motorola. All of the FSL, Inc. Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds. The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The acquisition was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, FSL, Inc. became an indirect subsidiary of the Company, which in turn is a direct subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors. The Company is a Bermuda exempted limited liability company and was organized in 2006. Additional information regarding Freescale can be found on our website at www.freescale.com.

Our Industry

Semiconductor Market Overview

Semiconductors perform a broad variety of functions within electronic products and systems, such as processing data, storing information and converting or controlling signals. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving the features, functionality and power consumption characteristics of the devices enabled while reducing their size and cost of manufacturing. These advancements have resulted in a proliferation of electronic content across a diverse array of products.

Classifications of Semiconductors

Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is embedded. Within these classifications, semiconductors vary significantly depending upon a number of technical characteristics. Examples of these characteristics include:

•

Degree of Integration. “Integration” refers to the extent to which different elements are combined onto a single chip. Customers today are increasingly demanding higher degrees of integration from their semiconductor suppliers, resulting in more products that combine analog, digital, and memory circuitry onto a single chip. These types of semiconductors are often referred to as systems-on-a-chip.

•

Customization. “Customization” refers to the extent to which a semiconductor has been customized for a specific customer or application. Standard products are semiconductors that are not customized and can be used by a large number of customers for numerous applications. In addition, some standard products, such as microcontrollers, can be customized by using software rather than by changing the device hardware. Changing the device hardware can be a time-intensive and costly process. Customized semiconductors, also referred to as application specific integrated circuits, are made to perform specific functions in specific applications, sometimes for a specific customer.

•

Process Technology. Semiconductors are manufactured by using different process technologies, which can be likened to “recipes.” The process technology utilized during manufacturing impacts a semiconductor’s performance for a given application. As semiconductor materials science has evolved, the minimum feature sizes in each new process technology continue to decrease. This reduces the size and, generally, unit cost of semiconductors made with the new process technology. Leading edge process technology today typically refers to a minimum feature size of 90 nanometers, which is currently in volume production. We believe that the next reduction in feature size to enter volume production will be 65 nanometers and there is currently research into feature sizes down to 32 nanometers. Each new reduction in feature size generally takes 18 to 24 months to develop.

Cyclicality of Semiconductor Industry

Historically, the relationship between supply and demand in the semiconductor industry has caused cyclicality in the market, characterized by technological change, product obsolescence, price erosion, evolving standards and fluctuations in product supply and demand. The industry has experienced short-term downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These short-term downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Customers, Sales and Marketing

We sell our products directly to original equipment manufacturers, original design manufacturers and contract manufacturers through our direct sales force. Our direct sales force is aligned by customer end markets in an effort to bring dedicated expertise and knowledge to our customers. We have over 50 sales offices located in 25 countries. We believe that it is important to have a large number of sales offices to closely align ourselves with the development efforts of our customers, as well as to be able to respond directly to customer requirements.

We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Expansion of our distribution sales network represents an opportunity for us to leverage our products and services to a wider array of customers.

The Asia-Pacific region represents approximately 50% of our net sales. We continue to enhance our sales and marketing capabilities and infrastructure in the Asia-Pacific region by strengthening our direct sales force in the region and expanding the scope of our distribution network.

In addition, we are placing significant focus on consumer market opportunities. We have created or are expanding into new product categories focused on the consumer market. These include passive optical networking products for broadband triple play services to the small office/home office space, the i.MX family of applications processor to manage complex processing requirements for portable consumer multimedia devices, and our power management products to help digital still cameras, media players and converging multimedia devices maintain long battery life.

We generally target customers who are leaders in industries in which our products are used as well as companies that we believe will be future leaders in these industries. Motorola is currently our largest end customer, comprising approximately 24%, 26% and 24% of our net sales in 2007, 2006 and 2005, respectively. No other end customer represented more than 10% of our sales for these periods. The next nine largest end customers comprised approximately 33%, 32% and 35% of our total net sales for 2007, 2006 and 2005, respectively.

Research and Development

Our research and development activities focus on both product and technology development. Our product design engineering activities, which constitute the majority of our research and development expenditures, are primarily aligned with our product design groups and the areas of focus for these investments are described within the relevant product and application sections. Our technology development programs support our product design efforts, and cover process technology, packaging technology as well as system-on-a-chip design technology. Specialty technologies are also developed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), Silicon-On-Insulator (SOI), SMARTMOS, radio frequency and mixed-signal technologies. We believe that this approach allows us to apply our investments in process, packaging and design technologies across a broad portfolio of products. Our research and development spending has been in excess of $1 billion for each of the past three years.

We participate in alliances or other arrangements with external partners in the area of process technology, design technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. We participate in the IBM Alliance in New York with AMD, Chartered, IBM, Infineon, Samsung, Sony and Toshiba to develop our next generation 300 millimeter technologies. We have several research projects with IMEC (Leuven, Belgium), and collaborative research programs with CEA-LETI (Grenoble, France) and CNRS-LAAS (Toulouse, France). We continually review our memberships in these technology research alliances and arrangements, and we may make changes from time to time. Our jointly-funded alliance with STMicroelectronics and NXP (formerly Philips Semiconductors) in Crolles, France expired on December 31, 2007.

Our research and development locations include facilities in the United States, Canada, Brazil, China, Malaysia, India, Japan, Israel, Russia, Romania, the United Kingdom, France and Germany.

Manufacturing

Our goal is to provide cost competitive solutions through a balanced use of internal capabilities and external manufacturing. We currently manufacture a substantial portion of our products at our own facilities. However, as part of our asset-light strategy, we utilize a balance of internal and external manufacturing resources for standard CMOS processes and high-volume products. This is intended to allow us to maximize cash flow and minimize the risk associated with market fluctuations. We have relationships with several wafer foundries and assembly and test subcontractors to meet our external sourcing needs. For advanced technology, we currently participate in an alliance with IBM for 300 millimeter wafer research in New York. This alliance is scheduled to terminate on December 31, 2010. In addition, through agreements we have access to external foundry manufacturing capacity for 300 millimeter technologies. Our jointly-funded alliance with STMicroelectronics and NXP for 300 millimeter wafer fabrication in Crolles, France terminated on December 31, 2007.

Based on total units produced in 2007, approximately 15% of our front-end manufacturing was outsourced to wafer foundries. This percentage may increase as we grow our business and our product mix changes. We outsourced approximately 50% of our back-end manufacturing to assembly and test contractors, based on total units produced in 2007. We are currently in-sourcing selected assembly and test technologies in an effort to increase our gross margin and decrease the percentage of outsourced back-end manufacturing.

We own and operate nine manufacturing facilities, of which seven are wafer fabrication facilities and the remaining two are assembly and test facilities. These facilities are certified to the ISO-9000/14001 international quality standards, as well as the TS16949 standard for the automotive industry. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Tempe, Arizona	Power amplifiers Radio frequency switches	150 millimeter (mm) wafers GaAs 0.5 micron

East Kilbride, Scotland	Flash microcontrollers Power management Radio frequency LDMOS transistors Mixed-signal devices	150 mm wafers CMOS, embedded non-volatile memory (NVM), 0.5 micron

Toulouse, France	Power management Motor controllers Power semiconductors	150 mm wafers Power CMOS 0.5 micron

Sendai, Japan	Microcontrollers Sensors	150 mm wafers CMOS, embedded NVM, MEMs 0.5 micron

Oak Hill, Austin, Texas	Radio frequency transceivers Radio frequency amplifiers Power management Communications processors	200 mm wafers CMOS, BiCMOS silicon germanium Power CMOS 0.25 micron

Chandler, Arizona	Microcontrollers Power management Embedded processors	200 mm wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	Communications processors Host processors Applications processors	200 mm wafers Advanced CMOS, system-on-a-chip 90 nm

Name & Location	Representative Products	Technologies Employed
ASSEMBLY & TEST

Kuala Lumpur, Malaysia	Communications processors Host processors Microcontrollers Power management Analog and mixed-signal devices Radio frequency devices

Tianjin, China	Communications processors Microcontrollers Power management Analog and mixed-signal devices

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a just-in-time basis, and we believe that they have sufficient supply to meet our current needs, although it is possible that we could experience inadequate supply due to a sudden worldwide surge in demand.

Like many global companies, we maintain plans to respond to external developments that may affect our employees, facilities or business operations. Business continuity is very important to us as we strive to ensure reliability of supply to our customers. TS16949 quality standards, our standards of internal control, and our quality standards all require a business continuity plan to effectively return critical business functions to normal in the case of an unplanned event, and our operations are certified to all of these standards. We require our major foundries, assembly and test providers and other suppliers to have a business continuity plan as well. However, in the event that our manufacturing capacity, either internal or external, is disrupted, we could experience difficulty fulfilling customer orders.

Our business continuity plan covers issues related to continuing operations (for example, continuity of manufacturing and supply to customers), crisis management of our business sites (for example, prevention and recovery from computer, data, hardware and software loss) and information protection. We perform annual risk assessments at each site, reviewing activities, scenarios, risks and actual events, and conduct annual test drills. Generally, we maintain multiple sources of supply of qualified technologies. We also audit our suppliers’ compliance with their plans.

Competition

The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Although few companies compete with us in all of our product areas, our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share.

We compete in our different product lines primarily on the basis of price, technology offered, product features, warranty, quality and availability of service, time-to-market and reputation. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry.

Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Technology Corporation, STMicroelectronics, Microchip Technology Incorporated, QUALCOMM Incorporated, Broadcom Corp., National Semiconductor Corporation, Analog Devices Incorporated, Cavium Networks, Inc. and Texas Instruments Incorporated. However, our key competition varies to some degree across each of our markets.

Products and Applications

We design, develop, manufacture and market a broad range of semiconductor products that are based on our core capabilities in embedded processing. In addition, we offer customers differentiated products that complement our embedded processors, such as sensors, radio frequency semiconductors, and power management and other analog and mixed-signal semiconductors. Our capabilities enable us to offer customers a broad range of product offerings, from individual devices to platform-level products that combine semiconductors with software for a given application.

We initiated a company-wide realignment of our sales and marketing, new product introduction, supply chain and manufacturing operations late in 2007 to better enable us to execute to our strategic growth initiatives. As part of the realignment, we have established four, more focused product design groups to facilitate faster decision making and focus on delivering new products. The discussion that follows presents our product portfolio and sales and market strategy consistent with our realignment.

Microcontroller Solutions

Overview

Microcontroller Solutions product offerings include the key components of embedded control systems. These components include embedded processors, specifically microcontrollers, embedded microprocessors and digital signal processors. We provide comprehensive product offerings, including development tools, application support, training, documentation and platforms.

Embedded control systems are found in a number of applications. For example, Microcontroller Solutions products can serve as the “brains” of automotive control systems, from wipers that respond to the intensity of rainfall to engine management systems that have significantly reduced exhaust emissions and fuel consumption while giving drivers enhanced performance. Microcontroller Solutions products can reduce power consumption in portable consumer products and can wirelessly communicate mouse clicks to a computer. Microcontroller Solutions products can monitor food temperature in fast food restaurants and temperature in industrial equipment. They are found in homes in places such as remote controls, microwave ovens, thermostats and toys.

Primary application areas for Microcontroller Solutions products include:

•	automotive (for use in airbags, anti-lock braking systems, comfort, engine management, vehicle stability control, instrument cluster, and telematics systems);

•	consumer (for use in alarm systems, home appliances, remote controls, toys and other electronic devices);

•	industrial (for use in electronic motor control, manufacturing process control, measuring equipment and point-of-sale equipment); and

•	computer peripherals (for use in displays, keyboards, mice and printers).

Market Opportunity

Microcontroller Solutions addresses the markets for microcontrollers as well as portions of the embedded microprocessor and digital signal processor markets. Automotive, industrial, consumer and computer peripherals are the primary application areas for Microcontroller Solutions’ products.

The automotive industry currently represents the largest portion of Microcontroller Solutions sales. Semiconductor demand in this market is driven by vehicle production and the increasing electronic content in vehicles, particularly in the areas of safety, powertrain management, comfort and entertainment features. The desire to reduce fuel consumption and emissions is driving demand in powertrain management. Also driving growth in this market is the replacement of mechanical systems with electronically controlled systems. Examples are the replacement of manually operated car windows, the replacement of hydraulic power steering with electric power steering, and, in the future, the replacement of hydraulic brakes with electronic “brake-by-wire” systems.

The industrial, consumer and computer peripheral industries also represent significant market opportunities for Microcontroller Solutions. Our Microcontroller Solutions strategy is to expand our portfolio of both general purpose and application specific products for the industrial, consumer and computer peripheral markets.

Principal Products

•

Microcontrollers. Microcontrollers are computers on a chip, integrating all the major components of a computing system onto a single integrated circuit. Microcontrollers are the “brains” of many electronic applications, controlling electrical equipment or analyzing sensor inputs. We offer 8-bit, 16-bit and 32-bit microcontrollers.

•

Embedded Microprocessors. Embedded microprocessors are very similar to microcontrollers except that they do not integrate the memory storing the software program. Examples of applications using our embedded microprocessors include automotive telematics systems (which combine computing capabilities with wireless systems), printers and industrial control systems.

Networking and Multimedia

Overview

Networking and Multimedia product offerings include embedded processors for the wired and wireless networking, industrial and consumer markets. We offer systems solutions that facilitate the transmission, switching and processing of data and voice signals. Our products are used in a variety of types of networking and multimedia equipment, including:

•	wireless infrastructure equipment (such as cellular base stations);

•	network communications equipment (such as switches and routers for data and voice traffic);

•	network access equipment (such as media gateways and GPON devices);

•	pervasive computing equipment (such as networked storage, gaming, printing, imaging and multimedia devices);

•	industrial applications (such as automated vehicles, robotics and ATM machines); and

•	mobile consumer applications (such as portable media players, personal video devices, personal navigation devices and in-car infotainmet).

Market Opportunity

The communications semiconductor market is driven largely by demand for high-speed access to communications networks and for network upgrades to support the convergence of services to an all Internet Protocol based network. As the number and types of devices accessing communications networks continues to expand and as multimedia applications, which use larger amounts of network capacity, proliferate, the demand for increased bandwidth, higher reliability and high-speed communications equipment is expected to grow. We also target high-growth, emerging markets that are focused on mobile and wireless consumer, industrial and automotive devices and systems, such as the portable media player consumer market.

Principal Products

•

Communications Processors. Communications processors are programmable integrated circuits that perform tasks related to control and manipulation of digital data, as well as network interfaces. Our communications processors generally include our PowerQUICC ™ family of processors. We sell our communications processors primarily for use in wired and wireless network access and customer premises equipment applications. We also sell communications processors to customers for control and processing functions in a variety of media and data storage applications, as well as for applications requiring security features, such as virtual private networks that we enable through our encryption technology.

•

Digital Signal Processors. Digital signal processors are special-purpose processors that can perform parallel arithmetic and graphic calculations very rapidly on a real-time basis. Digital signal processors for networking applications are used in products that require high performance data analysis, such as voice and video compression (the conversion of voice signals into data packets) and the conversion of analog signals into digital signals at very high speeds. Digital signal processors are also used for real-time computationally-intensive processing of audio and data signals. Our audio digital signal processors support encoding and decoding for multi-channel and stereo audio systems. Audio digital signal processors are used in a variety of applications, such as audio/video receivers, DVD players, digital TVs, video game console speakers, and automotive amplifiers.

•

Networked Multimedia Devices. We offer a range of products designed to improve the performance and to reduce the size and cost of multimedia delivery applications in the home. These products include single chip multi-standard silicon tuners for set top boxes, televisions, personal computers, digital recording devices and cable modems. We also sell radio frequency modulators that rebroadcast sound and video signals so they can be fed into a television antenna or other viewing areas for applications such as set top boxes, DVD systems, high definition systems, digital video recording devices and games consoles. We provide multi-channel television sound and NICAM stereo encoders which solve an industry problem of preserving sound quality in home networks and audio systems such as set top boxes, DVD players and recorders, VCRs and games stations.

•

Application Processors. Our application processors are used in a variety of devices such as portable media players, personal video devices, personal navigation devices, cellular phones and in-car infotainment. Application processors provide the necessary processing required to enable high-level operating systems and rich multimedia functionality, such as the encoding, decoding and display of audio, video and image content.

Cellular Products

Overview

Cellular Products product offerings include semiconductor components and platform-level products that are used in the design and manufacturing of mobile and wireless handheld devices such as cellular handsets. Our strategy focuses on providing a broad portfolio of semiconductor and software components, such as baseband processors, radio frequency integrated circuits, software protocol stacks, and power management solutions, which are sold as components and platform solutions. Cellular Products’ revenues were derived from the cellular handset market in 2007, with approximately 94% of our 2007 Cellular Product sales attributable to Motorola.

Market Opportunity

Cellular Products targets various handheld mobile communications products markets. Its primary target market is the cellular communications device (cellular handset) market. We believe that a significant level of growth in the global cellular handset market is expected to be driven by the adoption of third-generation (3G) cellular handsets, which require increased semiconductor and software content to enable enhanced multimedia functionality and to provide high-bandwidth, IP-based voice and data services.

Cellular Products offers cellular handset components and platforms that are based on global cellular protocol standards, including Global Systems for Mobile Communications (GSM), General Packet Radio Service (GPRS), Enhanced Data for GSM Evolution (EDGE), Integrated Digital Enhanced Network (iDEN) and Universal Mobile Telecommunications System (UMTS) and High-Speed Packet Access (HSPA).

In addition, Cellular Products develops components and platforms based on established and emerging wireless networking technology protocols, including evolving UMTS standards, such as LTE.

Principal Products

•

Baseband Processors. Our cellular baseband processors typically consist of integrated digital signal processor (DSP) and reduced instruction set computing (RISC) core and perform the digital signal processing and control functions required for cellular communications. Digital signal processing and control functions include speech compression and decompression, encoding and decoding and the transmission and reception of voice and data signals. The baseband processors also enable other functions, such as multimedia functionality (including the enablement of high-level operating systems, rich multimedia functionality, encoding, decoding and display of audio, video and image content), the keypad interface, the audio control, the ringing and display driving.

•

Power Management. Our power management integrated circuits control and supply power to the various subsystems within a cellular handset and other mobile devices. The power management integrated circuits also enable battery charging and audio amplification for speakers and microphones.

•

Radio Frequency Subsystems. Our radio frequency subsystems consist of integrated radio frequency transceivers. radio frequency transceivers convert the digital signal received from the baseband processors to an analog signal in preparation for its transmission as a radio frequency signal over a wireless network. Our radio frequency subsystems target cellular handsets.

•

Platform-Level Products. We offer comprehensive platform-level products that consist of integrated semiconductor components (for example, radio frequency subsystems, baseband integrated circuits, power management integrated circuits and application processors) with core operating software (for example, protocol communications stack codecs, voice and multimedia processing, and operating system interface.) Through our highly-integrated platforms, we seek to address our customers’ needs for flexible, scalable platforms that include robust, fully-integrated silicon, software and support. Our platform-level products are intended to ease the development of current and next-generation wireless products and reduce the time-to-market of original equipment manufacturers products by shortening the prototyping-to-initial-production cycle.

Radio Frequency, Analog and Sensors

Overview

Radio Frequency, Analog and Sensors products include analog and mixed-signal integrated circuits, sensors, and radio frequency devices. Our sensor devices and analog and mixed signal integrated circuits serve as the interface between the outside world and the embedded systems. Radio Frequency, Analog and Sensors products also include high power radio frequency devices for base transceiver stations. These products complement our portfolio of microcontrollers and microprocessors.

Market Opportunity

Radio Frequency, Analog and Sensors addresses the markets for analog and mixed-signal semiconductors. Automotive, industrial, consumer, wireless, networking and computer peripherals are the primary application areas for Radio Frequency, Analog and Sensors’ products.

Principal Products

•

Analog and Mixed-Signal Integrated Circuits. Our analog and mixed-signal integrated circuits perform one or more of a number of functions, including driving actuators (such as motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for communications devices. These integrated circuits combine logic, analog and power circuits.

•

Sensors. We provide three primary categories of semiconductor-based sensors: pressure sensors, inertial sensors and proximity sensors. Pressure sensors measure the pressure of gases or liquids. For example, automotive engine management systems require the measurement of air pressure to optimize the combustion process. Other applications include blood pressure measurement, water level sensing in washing machines and tire pressure monitoring systems. Inertial sensors measure acceleration and gravitational fields. Common applications for inertial sensors are airbag systems to detect crashes and vehicle stability control systems to prevent crashes. Low-g inertial sensors can be used for non-automotive applications, such as measuring the vibration of washing machines, gauging running speed and distance in running shoes, or detecting “free fall” in handheld devices to trigger mechanisms that protect disc drives. Proximity sensors use electric fields to detect nearby objects. Touch pads are a typical application.

•

Radio Frequency Devices. We sell radio frequency devices used to transmit and receive signals in wireless infrastructure products, which primarily include 2G, 2.5G, and 3G cellular base transceiver stations. Our radio frequency devices include base station integrated circuit drivers, base station module pre-drivers, and radio frequency high-power transistors. These products amplify the analog signal output from a radio transceiver in preparation for transmission as a high-powered radio frequency signal over a wireless network.

Backlog

Our backlog was $1.1 billion at December 31, 2007 compared to $1.5 billion at December 31, 2006. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks’ requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, we believe that most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

Environmental Matters

For a discussion of the material effects of compliance with environmental laws, please see “Item 3. Environmental Matters.”

Employees

As of December 31, 2007 we employed approximately 23,200 full-time employees. None of our U.S. employees are represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

Item 1A:	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Risks Related to Our Business

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. In 2007, our ten largest end customers accounted for approximately 57% of our net sales. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. For example, Motorola is our largest customer and it accounted for approximately 24% of our net sales in 2007 and approximately 94% of net sales of our Cellular Products. In 2007, Motorola’s wireless handset sales decreased significantly compared to 2006 and it lost considerable market share during 2007. As a result, we experienced a significant reduction in sales of our Cellular Products to Motorola.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. We may not be able to manage these downturns. Any future downturns of this nature could have a material negative impact on our business, financial condition and results of operations.

In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.

The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In less favorable industry environments, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. For example, we experienced lower utilization rates in 2007 which resulted in lower margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins. This in turn could have a material negative impact on our business, financial condition and results of operations.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could have a material negative impact on our quarterly or annual operating results. In addition, a significant amount of our operating expenses is relatively fixed in nature due to our research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate, it could have a material negative impact on our business, financial condition and results of operations.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected. Even after we win and begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no sales from a product and adversely affect our results of operations.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ equipment. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because of the rapid rate of technological change, the loss of a design win could result in our failure to offer a generation of a product. In addition, the failure to offer a generation of a product to a particular customer could prevent access to that customer for several years. The risks are particularly pronounced in the automotive market, where there are longer design cycles. Our failure to win a sufficient number of designs could result in lost sales and hurt our competitive position in future selection processes because we may not be perceived as being a technology or industry leader, each of which could have a material negative impact on our business, financial condition and results of operations.

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their equipment it could have a material negative impact on our business, financial condition and results of operations as the demand for our products falls.

We have become increasingly dependent on third-party foundry relationships as part of our asset-light strategy. If our production or manufacturing capacity at one of these facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.

As part of our asset-light strategy, we have reduced the number of our owned manufacturing facilities. We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 15% of our wafer fabrication and approximately 50% of our assembly, packaging and testing in 2007. For example, we use TSMC, a third-party foundry, to manufacture certain of our products. As a result, some of our products are manufactured outside of our own facilities, and we are increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. If production or manufacturing capacity is delayed, reduced or eliminated at one or more facilities, with fewer alternative facilities, manufacturing would be disrupted, we would have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party manufacturer fails to deliver quality products and components on time and at reasonable prices, we would have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

To the extent we rely on alliances and third-party design and/or manufacturing relationships, we face the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that are higher than anticipated;

•	inability of our manufacturing partners to develop manufacturing methods and technology appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	decline in product reliability;

•	inability to maintain continuing relationships with our suppliers; and

•	restricted ability to meet customer demand when faced with product shortages.

In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products become higher than our own manufacturing costs would have been. Our internal manufacturing costs include depreciation and other fixed costs, while costs for products outsourced are based on market conditions. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter-to-quarter and, in cases of industry shortages, they can increase significantly, negatively impacting our gross margin.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or adversely affect our business, financial condition and results of operations.

If we cannot maintain or develop alternative strategic relationships to jointly develop technologies and manufacturing processes, including 300 millimeter process technologies, or if our strategic relationships fail to meet their goals, our products may not be as competitive.

In the past, we have entered into strategic relationships to develop technologies and manufacturing processes. For example, we participate in the IBM Alliance in New York (Advanced Micro Devices, Inc., Chartered Semiconductor Manufacturing, Ltd., International Business Machines Corporation, Infineon Technologies AG, Samsung Electronics, Sony Corporation and Toshiba Corporation) to develop our next generation 300 millimeter technologies. We may have to make additional investments or create relationships with new partners with whom we have no operating experience to manufacture 300 millimeter wafers based on technologies developed at the IBM Alliance. We may not be able to find a manufacturing partner on favorable economic terms, or at all. If any of our strategic relationships, including with respect to our 300 millimeter process technologies, do not accomplish our intended goals, including meeting our technological and manufacturing needs, it will reduce our return on investment and adversely impact the competitiveness of our products.

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our business, financial condition and results of operations may be adversely affected.

Technology is an important component of our business and growth strategy, and our success depends to a significant extent on the development, implementation and acceptance of new product designs and improvements. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness in our target markets. If we are unable to successfully develop new products, our revenues may decline and our business could be negatively impacted.

In particular, to stay competitive, we must transition certain products to 300 millimeter manufacturing technology. Currently, most semiconductor manufacturing facilities, or fabs, process wafers with diameters of 150 millimeters or 200 millimeters. However, as industry technology continues to improve, we expect that a significant portion of new fabs and leading edge semiconductor manufacturing equipment will be configured for 300 millimeter wafers. Our transition to this technology requires access to 300 millimeter manufacturing capacity. If we are unable to access, or are delayed in accessing, this technology, our ability to develop new products could suffer, which could, in turn, have a material negative impact on our business, financial condition and results of operations.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. If we fail to keep pace with the rest of the semiconductor industry, we could lose market share in the markets in which we compete. Any such loss in market share could have a material negative impact on our financial condition and results of operations.

Although few companies compete with us in all of our product areas, our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share.

We compete in our different product lines primarily on the basis of price, technology offered, product features, warranty, quality and availability of service, time-to-market and reputation. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry. If we are unable to keep pace with technology changes, our market share could decrease and our business would be adversely affected.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries could have a material negative impact on our results of operations.

Our growth is dependent, in part, on end-user demand for our customers’ products. Any industry downturns that adversely affect our customers or their customers, including increases in bankruptcies in relevant industries, could adversely affect end-user demand for our customers’ products, which would adversely affect demand for our products.

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	capital spending levels of our networking customers;

•	worldwide demand for cellular handsets;

•	worldwide automotive production levels;

•	rate of adoption of new or alternative technologies;

•	changes in regulation of products and services provided; and

•	general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. Any decline in these industries could result in slower growth or a decline in demand for our products, which could have a material negative impact on our business, financial condition and results of operations.

Our automotive customer base is comprised largely of suppliers to U.S. and European automotive manufacturers. Shifts in demand away from U.S. and European automotive manufacturers or lower demand for U.S. and European automobiles could adversely affect our sales.

The specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the prices manufacturers are willing to pay us. Such customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during times of low demand for those end products. This can make managing our business difficult, as it limits the foreseeability of future sales. Furthermore, projected industry growth rates may not be as forecast, resulting in spending on process and product development well ahead of market requirements, which could have a material negative impact on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and impair our freedom of operation.

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against misappropriation by others. From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages (potentially treble damages in the United States);

•	cease the manufacture, use or sale of the infringing products or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all;

•	comply with the terms of import restrictions imposed by the International Trade Commission, or similar administrative or regulatory authority; or

•	forego the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

Our use of intellectual property rights is subject to license agreements, some of which contain provisions that may require the consent of the counterparties to remain in effect after a change of control. If we are unable to obtain any required consents under any material license agreements, our rights to use intellectual property licensed under those agreements may be at risk.

Any of the foregoing could affect our ability to compete or have a material negative impact on our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights or developing or licensing new intellectual property, which may harm our ability to compete and may have a material negative impact on our results of operations.

We depend heavily on our rights to protect our technology from infringement and to ensure that we have the ability to generate royalty and other licensing revenues. Revenues are generated from the license of patents and manufacturing technologies to third parties. Our intellectual property revenues were approximately 2%, 4% and 3% of our revenues during 2007, 2006 and 2005, respectively. Our future intellectual property revenues depend in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute revenue-bearing license agreements with us or prohibit their use of our intellectual property. These proceedings, and future proceedings, may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In connection with our intellectual property:

•	the steps we take to prevent misappropriation or infringement of our intellectual property may not be successful;

•	our existing or future patents may be challenged, limited, invalidated or circumvented; and

•	the measures described above may not provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. Any inability on our part to protect adequately our intellectual property may have a material negative impact on our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

        We sell our products throughout the world. In 2007, over 70% of our products were sold in countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	pandemics, such as the avian flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and

•	potentially burdensome taxation and changes in foreign tax laws.

International conflicts are creating many economic and political uncertainties that are impacting the global economy. A continued escalation of international conflicts could severely impact our operations and demand for our products.

In certain of the countries where we sell our products, effective protections for patents, trademarks, copyrights and trade secrets may be unavailable or limited in nature and scope. In addition, as we target increased sales in Asia, differing levels of protection of our intellectual property in Asian countries could have a significant impact on our business. As a result, the laws, the enforcement of laws, or our efforts to obtain and enforce intellectual property protections in any of these jurisdictions may not be sufficient to protect our intellectual property.

A majority of our products are manufactured in Asia, primarily in China, Japan, Malaysia and Taiwan. Any conflict or uncertainty in these countries, including due to public health or safety concerns (such as Severe Acute Respiratory Syndrome) or natural disasters (such as earthquakes), could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.

Our ability to meet customer demand depends, in part, on our production capacity and on obtaining supplies, a number of which are obtained from a single source, and a reduction or disruption in our production capacity or our supplies could negatively impact our business.

Demand for our products is subject to significant fluctuation. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. If we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Additionally, our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result of such problems, we may not be able to deliver products on time or in a cost-effective, competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. We have in the past experienced manufacturing difficulties that have given rise to delays in delivery and quality control problems. Our failure to adequately manage our capacity could have a material negative impact on our business, financial condition and results of operations.

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We use highly combustible materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of explosions and fires, which can cause significant disruptions to our operations. These can occur even in the absence of any fault on our part. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of semiconductor from one of our facilities to another can take between six to 12 months to accomplish, and in the interim period we would likely suffer significant or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations.

Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials, such as silicon wafers or specialized chemicals, or energy or other general supplier disruptions. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may encounter these problems in the future. In addition, a number of our supplies are obtained from a single source. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.

We intend to engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete these transactions and, if executed, these transactions pose significant risks and could have a negative effect on our operations.

Our future success may be dependent on opportunities to enter into joint ventures and to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. If we are unable to identify suitable targets, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. In addition, in pursuing acquisitions, we may face competition from other companies in the semiconductor industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States, the European Union and other jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt, assume loss-making divisions and incur other types of expenses. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing or as a result of restrictive covenants in our debt instruments. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible negative impacts on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful life. For example, the European Directive 2002/95/Ec on restriction of hazardous substances (“RoHS”), bans the placing on the EU market of new electrical and electronic equipment containing more than specified levels of lead, and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material negative impact on our business, financial condition and results of operations.

In addition to the costs of complying with environmental, health and safety requirements, we have incurred and may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

We may be subject to personal injury claims based on alleged links between the semiconductor manufacturing process and certain illnesses.

        In the last few years, there has been increased media scrutiny and associated reports focusing on an alleged link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers.

Because we utilize these clean rooms, we may become subject to liability claims. In addition, these reports may also affect our ability to recruit and retain employees. A significant judgment against us could harm our business, financial condition and results of operations.

Our products may be subject to product liability and warranty claims, which could be expensive and could divert management’s attention.

We make highly complex electronic components and, accordingly, there is a risk that defects may occur in any of our products. Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products into the market, our reputation could suffer and we could lose sales opportunities and become liable to pay damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of the amounts they pay us for our products, including consequential damages.

We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors we sell into numerous consumer products, which are then in turn sold into the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses relating to defense costs or damages awards. In particular, the sale of systems and components for the transportation industry involves a high degree of risk that such claims may be made. In addition, we may be required to participate in a recall if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or in order to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. Any product liability claim brought against us could have a material negative impact on our reputation, business, financial condition and results of operations.

Our industry is highly capital intensive and, if we are unable to obtain the necessary capital, we may not remain competitive.

To remain competitive, we must constantly improve our facilities and process technologies and carry out extensive research and development, each of which requires investment of significant amounts of capital. This risk is magnified by our high level of debt, since we are required to use a significant portion of our cash flow to service that debt, and also because our level of debt limits our ability to raise additional capital. If we are unable to generate sufficient cash or raise sufficient capital to meet both our debt service and capital investment requirements, or if we are unable to raise required capital on favorable terms when needed, our business, financial condition and results of operations could be materially negatively impacted.

Loss of our key management and other personnel, or an inability to attract key management and other personnel, could impact our business.

We depend on our senior executive officers and other key personnel to run our business and on technical experts to develop new products and technologies. The loss of any of these officers or other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research and development activities successfully and develop marketable products. In the technology sector, the use of equity as incentive compensation is an important part of the compensation package for professionals. Although we maintain an incentive compensation plan, the fact that we do not have the ability to compensate employees with publicly traded equity may have a negative impact on our ability to recruit and retain professionals.

We have recorded significant reorganization of business and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

In 2007, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amount of $64 million. We also recorded a $449 million impairment charge in 2007 related to our wireless intangible assets. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur employee termination, exit costs and asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

From time to time we may also decide to divest certain product lines and businesses or restructure our operations, including through the contribution of assets to joint ventures. However, our ability to successfully extricate ourselves from product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular product line, none may be available. In addition, we may face internal obstacles to our efforts. In some cases, particularly with respect to our European operations, there may be laws or other legal impediments affecting our ability to carry out such sales or restructuring. As a result, we may be unable to exit a product line or business, or to restructure our operations, in a manner we deem to be advantageous.

We may be responsible for income tax liabilities that relate to the separation of FSL, Inc. from Motorola.

In connection with the FSL, Inc. initial public offering in 2004, Motorola contributed and transferred substantially all of its semiconductor businesses’ assets and liabilities to FSL, Inc. We refer to this transfer as the “Contribution.” As part of the Contribution, FSL, Inc. entered into a tax sharing agreement with Motorola.

The tax sharing agreement requires FSL, Inc. to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution to the extent caused by an acquisition of FSL, Inc. assets or stock (other than pursuant to the Contribution), or other actions by FSL, Inc., such as the Merger. These liabilities include the tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution failed to qualify as a tax-free transaction. We do not believe the Merger triggers these tax liabilities. However, there can be no assurance that the Internal Revenue Service will not challenge this position. The indemnification under the tax sharing agreement does not have a specified term and our liability under the tax sharing agreement could be material if the Contribution were to fail to qualify as a tax-free transaction.

The tax sharing agreement also contains provisions regarding tax benefits. Under those provisions, in general, FSL, Inc. is required to pay Motorola for any tax benefit that we would receive (based on certain assumptions) as a result of an adjustment to a tax for which Motorola is responsible under the tax sharing agreement or as a result of an adjustment to any of Motorola’s tax attributes. Motorola is required to pay FSL, Inc. for any tax benefit that Motorola would receive (based on certain assumptions) as a result of an adjustment to a tax for which FSL, Inc. is responsible under the tax sharing agreement or as a result of an adjustment to any of the FSL, Inc. tax attributes. In either case, the party required to make a payment for such tax benefit may be required to do so prior to the time that, and regardless of whether, such tax benefit is actually realized in cash. Any such payment, if required to be made prior to the time FSL, Inc. actually receives the related tax benefit, could have a material negative impact on our results of operations to the extent that we do not have any other available funds.

Risks Related to Indebtedness

Our subsidiaries are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

Our subsidiaries are highly leveraged. As of December 31, 2007, the total indebtedness of our subsidiaries was approximately $9.5 billion. Our subsidiaries also had an additional $750 million available for borrowing under the senior secured revolving credit facility and the option to increase the amount available under the new term loan and revolving credit facilities by up to an aggregate of $1 billion on an uncommitted basis. In addition, under the Senior PIK-Election Notes, our subsidiaries have the option to elect to pay interest in the form of PIK interest through December 15, 2011. In the event we make a PIK interest election in each period in which we are entitled to make such an election, our debt will increase by the amount of such interest. We are a guarantor of the indebtedness.

This high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness, therefore reducing our ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates because certain of the borrowings, including borrowings under the senior secured credit facilities and the senior floating rate notes, are at variable rates of interest;

•

making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our cash interest expense, net for the year ended December 31, 2007 was $760 million. At December 31, 2007, there was approximately $3,965 million aggregate principal amount of variable indebtedness under the senior floating rate notes and senior secured credit facilities. A 1% increase in such rates would increase the annual interest expense by approximately $40 million.

Despite the high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing the indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $750 million which is available for borrowing under the revolving credit facility, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $1 billion on an uncommitted basis. In addition, under the Senior PIK-Election Notes, our subsidiaries have the option to elect to pay interest in the form of PIK interest through December 15, 2011, which would increase the amount of debt by the amount of any such interest. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

The debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit the ability to engage in specified types of transactions. These covenants limit our, the restricted parent guarantors’ and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities as well as our unsecured indebtedness.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2007, we owned 15 facilities and leased 98 facilities. Our total square footage consists of 13 million square feet, of which approximately 11 million square feet is owned and approximately two million square feet is leased. Our lease terms range from several months to 19 years.

The following table describes our facilities:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	4 owned facilities, 48 leased facilities	Austin, Texas Phoenix, Arizona	5.8 million	1.3 million

Asia	6 owned facilities, 24 leased facilities	Kuala Lumpur, Malaysia Sendai, Japan	1.8 million	0.5 million

Europe, Middle East, Africa	5 owned facilities, 26 leased facilities	East Kilbride, Scotland Toulouse, France Munich, Germany Tel Aviv, Israel	2.8 million	0.4 million

We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at present levels.

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Japan, Malaysia and Taiwan, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced.

Item 3:	Legal Proceedings

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 5,800 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. These patents are typically valid for 20 years from the date of filing. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under the FSL, Inc. agreements with Motorola, FSL, Inc. will indemnify Motorola for certain liabilities related to our business incurred prior to the FSL, Inc. separation from Motorola.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. As a result of the terms of its separation from Motorola, FSL, Inc. may be responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our financial position, results of operations or cash flow.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that allegedly infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our financial position, results of operations, or cash flow.

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. In some jurisdictions, environmental requirements may become more stringent in the future which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws.

Motorola was identified as a potentially responsible party in the past, and has been engaged in investigations, administrative proceedings, and/or cleanup processes with respect to past chemical releases into the environment. FSL, Inc. agreed to indemnify Motorola for certain environmental liabilities related to its business, including matters described below. Potential future liability at such sites (excluding costs spent to date) may adversely affect our results of operations.

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by FSL, Inc. and another potentially responsible party pursuant to an administrative order. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. Because this investigation is in its early stages, we cannot predict at this time the extent to which we may be held liable for cleanup at Operable Unit Three or whether that liability would be material.

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

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies. However, we may decide to declare or pay a dividend in the future.

Equity Compensation Plan Information

The following tables summarize our compensation plan information as of December 31, 2007.

Freescale Semiconductor, Inc.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,201,746	(1)	$15.34	(2)	—
Equity compensation plans not approved by security holders	—		$—		—

Total	1,201,746		$15.34		—

(1)	This includes options to purchase FSL, Inc. Class A common stock and restricted stock units awarded under the 2004 Omnibus Plan and the 2005 Omnibus Plan (both defined in Note 6 to the accompanying audited financial statements). Each restricted stock unit is intended to be the economic equivalent of a share of FSL, Inc. Class A common stock.

(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Semiconductor Holdings I, Ltd.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—		—
Equity compensation plans not approved by security holders(1)	25,274,544	$6.55	(2)	12,140,855

Total	25,274,544	$6.55		12,140,855

(1)	This includes options to purchase common shares of Holdings I and restricted stock units awarded under the 2006 Management Incentive Plan and the 2007 Employee Incentive Plan (both defined in Note 6 to the accompanying audited financial statements).

(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Holdings, L.P.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	320,069	$—	—

Total	320,069	$—	—

(1)	This includes Class B limited partnership interests in Freescale Holdings, L.P. awarded under the 2006 Profits Interest Plan.

Item 6:	Selected Financial Data

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Five Year Financial Summary

	Successor	Combined (1)	Successor	Predecessor
(dollars in millions)	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Years Ended December 31,
					2005	2004	2003
Operating Results
Net sales	$5,722	$6,359	$565	$5,794	$5,843	$5,715	$4,864
Cost of sales	3,821	3,625	450	3,175	3,377	3,617	3,455

Gross margin	1,901	2,734	115	2,619	2,466	2,098	1,409
Selling, general and administrative	653	729	59	670	652	637	609
Research and development	1,139	1,204	99	1,105	1,178	1,090	1,064
Amortization expense for acquired intangible assets	1,310	117	106	11	7	9	7
In-process research and development	—	2,260	2,260	—	10	—	—
Reorganization of businesses and other	64	(12)	—	(12)	9	22	33
Impairment of intangible assets	449	—	—	—	—	—	—
Merger and separation expenses	5	522	56	466	10	74	—

Operating (loss) earnings	(1,719)	(2,086)	(2,465)	379	600	266	(304)
Other (expense) income, net	(780)	(23)	(56)	33	13	(3)	(15)

(Loss) earnings before income taxes and cumulative effect of accounting change	(2,499)	(2,109)	(2,521)	412	613	263	(319)
Income tax (benefit) expense	(886)	(108)	(134)	26	50	52	47

(Loss) earnings before cumulative effect of accounting change	(1,613)	(2,001)	(2,387)	386	563	211	(366)
Cumulative effect of accounting change, net of income tax expense	—	7	—	7	—	—	—

Net (loss) earnings	$(1,613)	$(1,994)	$(2,387)	$393	$563	$211	$(366)

Balance Sheet (End of Period)
Total cash and cash equivalents, short-term investments and marketable securities (2)	$751	$710			$3,025	$2,374	$87
Total assets	$15,117	$17,739			$7,170	$6,719	$4,503
Total debt and capital lease obligations	$9,497	$9,526			$1,253	$1,273	$31
Total business/stockholders’ equity	$3,190	$4,717			$4,447	$3,936	$3,556
Other Data
EBITDA(3) (unaudited)	$406	$(1,311)	$(2,299)	$988	$1,331	$1,110	$757
Capital expenditures, net	$327	$713	$89	$624	$491	$522	$310
% of sales	6%	11%	16%	11%	8%	9%	6%
Research and development expenditures	$1,139	$1,204	$99	$1,105	$1,178	$1,090	$1,064
% of sales	20%	19%	18%	19%	20%	19%	22%
Earnings to fixed charges ratio(4) (unaudited)	—	N/A	—	4.9 x	7.0 x	4.7 x	—
Net cash provided by operating activities	$426	$1,301	$60	$1,241	$1,300	$1,309	$593
Net cash (used for) provided by investing activities	$(366)	$(16,299)	$(17,900)	$1,601	$(1,431)	$(2,535)	$(179)
Net cash (used for) provided by financing activities	$(47)	$14,954	$16,181	$(1,227)	$(21)	$1,508	$(373)

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	The following table provides a reconciliation of total cash and cash equivalents, short-term investments and marketable securities to the amounts reported in our Consolidated Balance Sheets at December 31, 2007, 2006, 2005 and 2004 or in their accompanying Notes:

	Successor		Predecessor
(in millions)	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Cash and cash equivalents	$206	$177	$212	$382
Short-term investments	545	533	1,209	1,992
Marketable securities	—	—	1,604	—

Total	$751	$710	$3,025	$2,374

(3)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense attributable to our historically higher levels of capital expenditures. The term EBITDA is not defined under generally accepted accounting principles in the U.S., or U.S. GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance or our liquidity, you should not consider this data in isolation, or as a substitute for, our net cash from operating activities or other cash flow data that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net earnings (loss), the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	Successor	Combined	Successor	Predecessor
(in millions)	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
					Years Ended December 31,
					2005	2004	2003
(Loss) earnings before cumulative effect of accounting change	$(1,613)	$(2,001)	$(2,387)	$386	$563	$211	$(366)
Interest expense (income), net	784	20	58	(38)	(6)	31	114
Income tax (benefit) expense	(886)	(108)	(134)	26	50	52	47
Depreciation and amortization*	2,121	778	164	614	724	816	962

EBITDA	$406	$(1,311)	$(2,299)	$988	$1,331	$1,110	$757

*	Excludes amortization of debt issuance costs, which are included in interest expense (income), net.

(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from operations before provision for income taxes, earnings (loss) from equity investees and fixed charges, by fixed charges. Fixed charges consist of interest expense, capitalized interest and imputed interest on our lease obligations. Earnings were inadequate to cover fixed charges for the year ended December 31, 2007, the Successor Period in 2006 and the year ended December 31, 2003 by $2.5 billion, $2.5 billion, and $322 million, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the three years ended December 31, 2007, 2006 and 2005 includes periods prior to the consummation of the Merger. Accordingly, the following discussion and analysis of historical periods prior to the consummation of the Merger does not reflect the significant impact that the Merger has had and is expected to continue to have on us, including significantly increased leverage from our incurrence of approximately $9.5 billion in debt. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

Overview

On December 1, 2006, Freescale Semiconductor, Inc. (“FSL, Inc.”) was acquired by a consortium of private equity funds. The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, FSL, Inc. became an indirect subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors.

At the close of the Merger, FSL, Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is wholly owned by Parent. Parent, Holdings I, Holdings II, Holdings III, Holdings IV and Holdings V currently have no operations and limited assets, other than their respective direct or indirect ownership interests in FSL, Inc. All six of these companies were formed for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries for both the Predecessor and Successor Periods. Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires.

Although FSL, Inc. continues as the same legal entity after the Merger, the audited consolidated financial statements for 2006 are presented for two periods: January 1 through December 1, 2006 (the “Predecessor Period” or “Predecessor,” as context requires) and December 2 through December 31, 2006 (the “Successor Period” or “Successor,” as context requires), which relate to the period in 2006 preceding the Merger and the period in 2006 succeeding the Merger, respectively. The audited consolidated financial statements for the Successor Period reflect the acquisition of FSL, Inc. under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

In connection with the Merger, FSL, Inc. incurred significant indebtedness. (See “Liquidity and Capital Resources.”) In addition, the purchase price paid in connection with the Merger has been allocated to state the acquired assets and assumed liabilities at fair value. The preliminary purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our tradenames, customer lists, developed technology, and in-process research and development (“IPR&D”) (which was expensed in the Successor financial statements), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.

Our Business. With over 50 years of operating history, FSL, Inc. is a leader in the design and manufacture of embedded processors. We currently focus on providing products to the automotive, consumer, industrial, networking and wireless industries. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

Business Segments. Prior to the fourth quarter of 2007, we operated and accounted for our results as three reportable segments. In the fourth quarter of 2007, we announced a business reorganization of FSL, Inc. resulting in a change of the overall operational structure of our company. Management believes that realignment of our sales and marketing, new product introduction, supply chain and manufacturing operations will better enable us to execute to our strategic growth initiatives. As part of the realignment, we have established four, more focused product design groups to facilitate faster decision making and focus on delivering new products. As a result of the reorganization, we now operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have one operating segment, as defined by SFAS No. 131, and therefore the aggregation criteria to determine the reportable segment is not applicable.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. Since 2006, we have experienced a decline of approximately 11% in our utilization rate.

Trends in Our Business. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K.

During 2007, we experienced lower cellular product revenue, which historically represents approximately 24% of our net sales. Cellular product revenues decreased approximately 18% during 2007 versus the prior year. These revenues were negatively impacted by weaker demand from Motorola, our largest customer. We may continue to experience uncertainty with respect to net sales to Motorola.

Results of Operations

	Successor	Combined (1)	Successor	Predecessor
(dollars in millions)	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Operating Results
Orders	$5,406	$6,446	$538	$5,908	$5,875

Net sales	$5,722	$6,359	$565	$5,794	$5,843
Cost of sales	3,821	3,625	450	3,175	3,377

Gross margin	1,901	2,734	115	2,619	2,466
Selling, general and administrative	653	729	59	670	652
Research and development	1,139	1,204	99	1,105	1,178
Amortization expense for acquired intangible assets	1,310	117	106	11	7
In-process research and development	—	2,260	2,260	—	10
Reorganization of businesses and other	64	(12)	—	(12)	9
Impairment of intangible assets	449	—	—	—	—
Merger and separation expenses	5	522	56	466	10

Operating (loss) earnings	(1,719)	(2,086)	(2,465)	379	600
Other (expense) income, net	(780)	(23)	(56)	33	13

(Loss) earnings before income taxes and cumulative effect of accounting change	(2,499)	(2,109)	(2,521)	412	613
Income tax (benefit) expense	(886)	(108)	(134)	26	50

(Loss) earnings before cumulative effect of accounting change	(1,613)	(2,001)	(2,387)	386	563
Cumulative effect of accounting change, net of income tax expense	—	7	—	7	—

Net (loss) earnings	$(1,613)	$(1,994)	$(2,387)	$393	$563

Percentage of Net Sales

	Successor	Combined (1)			Predecessor
	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006			Year Ended December 31, 2005
Orders	94.5%	101.4%			100.5%

Net sales	100.0%	100.0%			100.0%
Cost of sales	66.8%	57.0%			57.8%

Gross margin	33.2%	43.0%			42.2%
Selling, general and administrative	11.4%	11.5%			11.2%
Research and development	19.9%	18.9%			20.2%
Amortization expense for acquired intangible assets	22.9%	1.8%			0.1%
In-process research and development	—%	35.5%			0.2%
Reorganization of businesses and other	1.1%	-0.2%			0.1%
Impairment of intangible assets	7.8%	—%			—%
Merger and separation expenses	0.1%	8.2%			0.2%

Operating (loss) earnings	-30.0%	-32.8%			10.3%
Other (expense) income, net	-13.7%	-0.4%			0.2%

(Loss) earnings before income taxes and cumulative effect of accounting change	-43.7%	-33.2%			10.5%
Income tax (benefit) expense	-15.5%	-1.7%			0.9%

(Loss) earnings before cumulative effect of accounting change	-28.2%	-31.5%			9.6%
Cumulative effect of accounting change, net of income tax expense	—%	0.1%			—%

Net (loss) earnings	-28.2%	-31.4%			9.6%

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

Year Ended December 31, 2007 Consolidated Compared to Year Ended December 31, 2006 Combined

Net Sales

        We operate in one industry segment and engage primarily in the design, development, manufacture and marketing of a broad range of semiconductor products that are based on our core capabilities in embedded processing. In addition, we offer customers differentiated products that complement our embedded processors and provide connectivity, such as sensors, radio frequency semiconductors, and power management and other analog and mixed-signal semiconductors. Our capabilities enable us to offer customers a broad range of product offerings, from individual devices to platform-level products that combine semiconductors with software for a given application.

We sell our products to distributors and original equipment manufacturers (“OEMs”) in a broad range of market segments. The majority of our sales are derived from four major product design groupings: Microcontroller Solutions, Cellular Products, Networking and Multimedia and Radio Frequency, Analog and Sensors. Other sales are attributable to revenue from intellectual property, sales to other semiconductor companies and miscellaneous businesses.

Our net sales and orders of approximately $5.7 billion and $5.4 billion in 2007 decreased 10% and 16%, respectively, compared to 2006. Lower net sales were driven primarily by an overall 18% decrease in cellular product sales due primarily to lower sales to Motorola. We also experienced lower intellectual property revenue during 2007, which decreased to approximately 2% of net sales, compared to 4% in 2006. Distribution revenue was consistent with the prior year, and distribution inventory was 11.8 weeks of sales at December 31, 2007 compared to 11.3 weeks of sales at December 31, 2006.

Net sales by product design group for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Successor	Combined	Predecessor
(in millions)	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Year Ended December 31, 2005
Microcontroller Solutions	$1,878	$1,922	$1,916
Cellular Products	1,217	1,479	1,302
Networking and Multimedia	1,121	1,187	1,126
RF, Analog and Sensors	1,048	1,027	923
Other	458	744	576

Total net sales	$5,722	$6,359	$5,843

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 33%, 30% and 33% of our total net sales in 2007, 2006 and 2005, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 70%, 68% and 70% of Microcontroller Solutions’ net sales in 2007, 2006 and 2005, respectively. Microcontroller Solutions net sales declined by $44 million, or 2%, in 2007 compared to 2006 due primarily to softness in the automotive market in the U.S. We experienced growth of 6% in automotive sales outside of the U.S., partially offsetting the decline in the U.S. Microcontroller Solutions net sales were relatively consistent in 2006 compared to 2005.

Cellular Products

Cellular Products’s cellular product line, which includes baseband processors and power management integrated circuits, represented 22%, 23% and 22% of our total net sales in 2007, 2006 and 2005, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with 94% of its product sales attributable to Motorola in 2007. Cellular Products net sales declined by $262 million, or 18%, in 2007 compared to 2006, due to weaker demand from Motorola. In 2006, Cellular Products net sales increased by $177 million, or 14%, compared to 2005, due primarily to strong demand for wireless radio frequency and power management products, particularly from Motorola in the cellular handset market.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 19% of our total net sales in 2007, 2006 and 2005. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure and mobile and home consumer and automotive infotainment markets. Networking and Multimedia net sales declined by $66 million, or 6%, in 2007 compared to 2006. This decline is attributable primarily to overall industry weakening demand in the wireless and wireline infrastructure markets. In 2006, Networking and Multimedia net sales increased by $61 million, or 5%, compared to 2005, due primarily to increased shipments of enterprise networking, wireless infrastructure and home and SOHO.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 18%, 16% and 16% of our total net sales in 2007, 2006 and 2005, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets; however, the automotive end market accounted for 59%, 55% and 52% of Radio Frequency, Analog and Sensors’s sales in 2007, 2006 and 2005, respectively. Radio Frequency, Analog and Sensors net sales increased modestly by 2% in 2007 compared to 2006, due primarily to an 18% increase in sensor product sales. This offset a 5% decrease in radio frequency device sales, while our analog sales were consistent with the prior year. The $104 million increase in Radio Frequency, Analog and Sensors net sales in 2006 compared 2005 was driven by a 27% increase in sensor product sales and an 11% increase in analog product sales, primarily due to increased content in automobiles. Our radio frequency device sales also increased 3% in 2006 compared to 2005. We experienced increases in Radio Frequency, Analog and Sensors net sales in both our distributor channel and to OEM’s in 2006 compared to 2005.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 8%, 12% and 10% of our total net sales in 2007, 2006 and 2005, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property. Both of these revenue streams are susceptible to timing and volume fluctuations. The $286 million decrease in Other net sales in 2007 compared to 2006 was due primarily to a 36% decrease in product sales to other semiconductor companies and a 43% decrease in intellectual property revenue. We also experienced a $23 million decrease in revenues from sources other than semiconductors. The $168 million increase in Other net sales in 2006 compared to 2005 was due primarily to a 35% increase in product sales to other semiconductor companies and a 19% increase in intellectual property revenue.

Gross Margin

Our gross margin in 2007 decreased $833 million, or 30%, compared to 2006, and, as a percentage of net sales, gross margin was 33.2%, reflecting a decline of 9.8 percentage points. Purchase accounting arising from the Merger negatively affected gross margin in 2007 through a $416 million increase to cost of sales resulting from the step-up to fair value of our inventory at the Merger date, and a $169 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. Our gross margin was further negatively impacted by a decrease in our utilization rate and lower net sales and intellectual property revenue. Partially offsetting these effects, our gross margin benefited from enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials, and a decrease in incentive compensation expense. We also initiated a reorganization of business program late in the second quarter of 2007, which we expect to generate approximately $20 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $76 million, or 10%, in 2007, compared to 2006. This decrease was primarily the result of operating efficiencies, lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expect to generate approximately $18 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program. As a percent of our net sales, our selling, general and administrative expenses remained consistent primarily due to lower net sales.

Research and Development

Our research and development expense in 2007 decreased $65 million, or 5%, compared to 2006. This decrease was due primarily to lower incentive compensation, partially offset by engineering personnel increases in certain focused product markets. We also initiated a reorganization of business program late in the second quarter of 2007. We expect to generate approximately $21 million in annualized net cost savings in research and development expense from the reorganization of business program. As a percent of our net sales, our research and development expenses increased 1.0 percentage points primarily due to lower net sales.

Amortization Expense for Acquired Intangible Assets

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the Merger. In 2007, $1.3 billion in amortization expense related to these intangible assets was recorded and is the driver of the increase in amortization expense for acquired intangible assets over 2006.

In-Process Research and Development

In 2006, we recorded a charge of $2.3 billion for in-process research and development in connection with the Merger.

Reorganization of Businesses and Other

We announced plans during the second quarter of 2007 to improve our operational efficiencies and reduce costs through a reorganization of business program. As a result, we recorded net charges of $35 million under reorganization of businesses and other for severance costs. We expect this initiative to generate $55 million to $65 million in annualized net cost savings by the end of the first quarter of 2008.

In addition to the reorganization of business program, impairment charges of $20 million were included in reorganization of businesses and other related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was in connection with management reaching an agreement to sell our related assets. In connection with the conclusion of the research and manufacturing alliance in Crolles, France, we also recorded $5 million in exit costs. We also recorded impairment charges of approximately $4 million on certain assets previously held-for-sale.

Impairment of Intangible Assets

During the fourth quarter of 2007, we began discussions regarding an existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the developed technology, customer relationship and trademark / tradename intangible assets associated with our wireless business. Upon concluding the net book value related to the assets referenced above exceeded the future undiscounted cash flows attributable to such intangible assets, we performed an analysis utilizing discounted future cash flows related to the specific intangible assets to determine the fair value of each of the respective assets. As a result of this analysis we recorded a $449 million impairment charge related to our wireless intangible assets in 2007.

Merger Expenses

Merger expenses were $5 million in 2007, consisting primarily of accounting, legal and other professional fees.

In the third and fourth quarters of 2006, we incurred $522 million of Merger expenses. Costs associated with the Merger included (i) $93 million related to the redemption of our $350 million aggregate principal amount of 6.875% notes due 2011 (“6.875% Notes”) and our $500 million aggregate principal amount of 7.125% notes due 2014 (“7.125% Notes”), (ii) $297 million in stock-based compensation expense related to the accelerated vesting of the Predecessor stock options, restricted stock units and stock appreciation rights awards, (iii) $106 million in accounting, investment banking, legal and other professional fees, and (iv) $26 million in employee compensation and payroll taxes.

Other Expense, Net

Other expense, net increased $757 million in 2007 compared to 2006. Net interest expense in 2007 included interest expense of $834 million, partially offset by interest income of $50 million. Net interest expense in 2006 included interest expense of $164 million, partially offset by interest income of $144 million. The $670 million increase in interest expense over the prior year was due to increased debt incurred in conjunction with the Merger. The $94 million decrease in interest income over the prior year was attributable to decreased funds available for investment after the closing of the Merger.

Income Tax Benefit

Our effective tax rate was 35% in 2007, including the tax impact recorded for discrete events which had no net material impact on our effective tax rate. The discrete events relate primarily to tax rate changes in foreign jurisdictions and changes in the valuation allowance associated with the deferred tax assets of certain of our foreign subsidiaries. During 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption resulted in a $5 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to goodwill as of January 1, 2007.

        Our effective tax rate was 35% for the Successor Period in 2006. Excluded from this effective tax rate is a $2.3 billion IPR&D charge, which has no income tax benefit associated with it, and a discrete event related to legislation enacted in December 2006, resulting in the extension of the research and development tax credit in the U.S. through December 31, 2007.

The increase in our effective tax rate subsequent to the closing of the Merger versus prior periods was due primarily to the income tax benefit related to our domestic losses. We incurred domestic losses during 2007 and the Successor Period in 2006 due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the Merger. Previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance; however, in connection with establishing our deferred taxes in purchase accounting, we no longer are in a net deferred tax asset position domestically. This resulted in no valuation allowance being required, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

Our effective tax rate for the Predecessor Period in 2006 was 15%, excluding non-recurring, discrete events resulting in a $35 million non-cash benefit. Our annual effective tax rate was less than the statutory rate of 35% primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials. We reduced the valuation allowances associated with two of our foreign subsidiaries during the Predecessor Period. One subsidiary emerged from a three-year cumulative loss position resulting in a reduced valuation allowance because we believe the subsidiary will more likely than not realize a portion of the deferred tax assets of this subsidiary based on estimates of future taxable income and the evaluation of other evidence pertaining to realization. We reduced the valuation allowance of another subsidiary because we believe the subsidiary will more likely than not realize a portion of the deferred tax assets of the foreign subsidiary. This change is primarily due to a revision in the financing of the foreign subsidiary, resulting in increased estimates of the foreign entity’s future taxable income. These events resulted in a one-time, non-cash income tax benefit in the Predecessor Period of $28 million.

Year Ended December 31, 2006 Combined Compared to Year Ended December 31, 2005 Consolidated

Net Sales

Our net sales and orders of approximately $6.4 billion each for 2006 increased 9% and 10%, respectively, compared to 2005. Higher 2006 net sales were driven by an overall 19% increase in total unit volume compared to 2005, partially offset by lower average unit sales prices. Net sales growth in 2006 reflected general increases in market demand for our products, particularly in the wireless market, and unit growth from products introduced throughout 2006 across each of our markets. Included within our total net sales, our sales to our distributors in 2006 increased 26% compared to 2005. Distribution inventory at December 31, 2006 was 11.3 weeks of sales, which is below historical levels. During 2006, our revenue from intellectual property represented 4% of net sales and grew 20 percent compared to 2005.

Gross Margin

Our gross margin in 2006 increased $268 million, or 11%, compared to 2005 and gross margin as a percent of net sales of 43% improved 0.8 percentage points. Purchase accounting arising from the Merger negatively affected gross margin in 2006 through a $10 million increase in depreciation and amortization expense arising from step-up in property, plant and equipment and other assets to fair value and a $141 million increase in cost of sales resulting from the step-up to fair value of our inventory at the Merger date. Gross margin improved compared with 2005 from higher revenue from intellectual property, a higher level of sales to our distributors, which typically generate higher margins, an improvement in our overall utilization rate through the end of the third quarter, enhanced operating efficiencies and a decrease in non-purchase accounting-related depreciation expense. These items were partially offset by the adoption of SFAS No. 123(R) in January 2006, at which point gross margin began to include the effect of stock-based compensation expense. In 2006, stock-based compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan reduced gross margin by $13 million.

Selling, General and Administrative

Our selling, general and administrative expenses in 2006 increased $77 million, or 12%, compared with 2005. As a percent of our net sales, our selling, general and administrative expenses increased 0.3 percentage points in 2006 primarily from higher stock-based compensation expense related to expensing stock options in connection with the adoption of SFAS No. 123(R) in January 2006, marketing investments for our global branding campaign, and heightened focus on sales strategies. These increases were partially offset by improvements in scale and operating efficiencies. In 2006, selling, general and administrative expenses included stock-based compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan of $20 million.

Research and Development

Our research and development expense in 2006 was $1.2 billion, or $26 million higher than 2005. We experienced an increase in research and development from stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and a decrease in government grants in 2006, as compared to the prior year. These increases were partially offset by approximately $24 million and $19 million in payroll cost reductions in 2006 and 2005, respectively, as a result of the reorganization of business activity in 2005. In 2006, research and development included stock-based compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan of $21 million.

Amortization Expense for Acquired Intangible Assets

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the Merger. The Successor Period in 2006 includes $106 million in amortization expense related to these intangible assets and is the driver of the increase in amortization expense for acquired intangible assets over the prior year.

In-Process Research and Development

In 2006, we recorded a charge of $2.3 billion for in-process research and development in connection with the Merger.

Reorganization of Businesses and Other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment, which was offset by a settlement with the customer. We recorded net reversals of $5 million for the year ended December 31, 2006 related to approximately 80 employees previously identified for separation who were redeployed due to circumstances not foreseen when the original plans were approved or resigned unexpectedly and did not receive severance. In 2006, we also recorded a net gain of $7 million related to the disposal of assets held for sale.

A reorganization of business program was announced during the fourth quarter of 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, during the year ended December 31, 2005, we recorded net charges of $7 million of which a net reversal of $3 million was included in cost of sales and a charge of $10 million was recorded under reorganization of businesses and other in the accompanying audited Consolidated and Statements of Operations related to employee separation costs. We did not record any charges related to reorganization of business activity during 2006.

Merger and Separation Expenses

In the third and fourth quarters of 2006, we incurred $522 million of Merger expenses. Costs associated with the Merger included (i) $93 million related to the redemption of our $350 million aggregate principal amount of 6.875% notes due 2011 (“6.875% Notes”) and our $500 million aggregate principal amount of 7.125% notes due 2014 (“7.125% Notes”), (ii) $297 million in stock-based compensation expense related to the accelerated vesting of the Predecessor stock options, restricted stock units and stock appreciation rights awards, (iii) $106 million in accounting, investment banking, legal and other professional fees, and (iv) $26 million in employee compensation and payroll taxes.

Separation expenses were $10 million in 2005, compared to none during the current year. These incremental, non-recurring costs were directly related to the separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Other (Expense) Income, Net

Interest expense, net increased $26 million in 2006, compared to 2005. Net interest expense in 2006 included interest expense of $164 million, partially offset by interest income of $144 million. Net interest income in 2005 included interest income of $91 million, partially offset by interest expense of $85 million. The $79 million increase in interest expense over the prior year was primarily due to (i) increased interest expense associated with the debt incurred in conjunction with the Merger and (ii) a $15 million loss related to the full redemption of our floating rate notes due 2009 on July 17, 2006. The $53 million increase in interest income over the prior year was primarily attributable to increased funds available for investment prior to the closing of the Merger and increased interest rates.

We recorded a gain of $26 million in 2005 related to the sale of our timing solutions business.

Other expenses decreased $15 million in 2006, compared to 2005. The decrease was primarily due to lower impairment charges of investments held in private companies accounted for as cost basis investments.

Income Tax (Benefit) Expense

Our effective tax rate for the Predecessor Period in 2006 was 15%, excluding non-recurring, discrete events resulting in a $35 million non-cash benefit. This compared to an 8% effective tax rate in 2005. The increase in the annual effective tax rate was primarily a result of the changing mix of profitability in the domestic and international entities. Our annual effective tax rate was less than the statutory rate of 35% primarily due to (i) no recorded tax expense on our domestic earnings due to the utilization of deferred tax assets, which were subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials. We reduced the valuation allowances associated with two of our foreign subsidiaries during the Predecessor Period. One subsidiary emerged from a three-year cumulative loss position resulting in a reduced valuation allowance because we believe the subsidiary will more likely than not realize a portion of the deferred tax assets of this subsidiary based on estimates of future taxable income and the evaluation of other evidence pertaining to realization. We reduced the valuation allowance of another subsidiary because we believe the subsidiary will more likely than not realize a portion of the deferred tax assets of the foreign subsidiary. This change is primarily due to a revision in the financing of the foreign subsidiary, resulting in increased estimates of the foreign entity’s future taxable income. These events resulted in a one-time, non-cash income tax benefit in 2006 of $28 million.

Our effective tax rate was 35% for the Successor Period in 2006. Excluded from this effective tax rate is a $2.3 billion charge, which has no income tax benefit associated with it, and a discrete event related to legislation enacted in December 2006, resulting in the extension of the research and development tax credit in the U.S. through December 31, 2007. The increase in our effective tax rate subsequent to the closing of the Merger versus prior periods was due primarily to the income tax benefit being recorded related to our domestic losses. We incurred domestic losses during the Successor Period in 2006 due to (i) the significant increase in amortization expense associated with intangible assets established in purchase accounting and (ii) the increase in interest expense associated with the debt incurred in connection with the Merger. As indicated above, previously we recorded income tax expense associated with our domestic profits against a deferred tax valuation allowance. In connection with establishing our deferred taxes in purchase accounting, we no longer are in a net deferred tax asset position domestically. This resulted in no valuation allowance being required, other than for specific identified domestic tax attributes and certain foreign entities with net deferred tax assets.

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

The total Predecessor net gains from the disposal of assets held for sale were $7 million and $1 million for the years ended December 31, 2006 and 2005, respectively. During 2006, we sold a building located in Austin, Texas, and during 2005, we sold all of our property located in West Creek, Virginia.

We entered into an agreement in 2005 with a customer to settle all potential claims by us related to the customer’s decision to discontinue utilizing certain products we provided. We have no continuing obligations under the agreement. We were paid $17 million, which was recorded during 2005 under reorganization of businesses and other in the accompanying audited Consolidated Statements of Operations.

Year Ended December 31, 2007

Asset Impairment Charges and Exit Costs

During the year ended December 31, 2007, impairment charges of $20 million were included in reorganization of businesses and other related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was incurred due to reaching an agreement to sell our related assets. In connection with the conclusion of the research and manufacturing alliance in Crolles, France, we also recorded $5 million in exit costs. We also had impairment charges of approximately $4 million on certain assets previously held-for-sale included in reorganization of businesses and other.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2007 to December 31, 2007 of the accruals established related to the second quarter 2007 reorganization of business program:

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2007	Charges	Adjustments	2007 Amounts Used	Accruals at December 31, 2007
Manufacturing	$—	$15	$1	$6	$8
General and administrative	—	13	—	8	5
Research and development	—	8	—	7	1

Total	$—	$36	$1	$21	$14

Related headcount	—	680	—	580	100

During 2007, 580 employees were separated from the Company. The $21 million used reflects initial cash payments made to these separated employees through December 31, 2007. For these separated employees, as well as the remaining 100 employees, $14 million will be paid by June 30, 2008.

Year Ended December 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to December 1, 2006 of the accruals established related to the 2005 employee separation program discussed above.

	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at December 1, 2006
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$(5)	$(9)	$—

Related headcount	270	—	—	—	(80)	(190)	—

As of the end of 2006, we paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Year Ended December 31, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, we recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under reorganization of businesses and other in the accompanying audited Consolidated Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2005 employee separation program discussed above:

	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at December 31, 2005
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$(2)	$14

Related headcount	—	—	350	—	—	(80)	270

During 2005, 80 non-manufacturing employees were separated from us. We paid $2 million of separation costs in the fourth quarter of 2005. The remaining payments under this program were concluded during the first nine months of 2006, with any unused amounts recorded as a reduction to reorganization of businesses and other.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to reduce costs through an employee separation program. As a result, during 2005, we recorded net charges of $7 million, of which net reversals of $3 million was included in cost of sales and $10 million was recorded under reorganization of businesses and other in the accompanying audited Consolidated Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2004 employee separation program discussed above:

	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at December 31, 2005
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$(6)	$—	$(12)	$—
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative, Research and development	42	—	11	—	(1)	(51)	1

Total	$70	$3	$11	$(6)	$(1)	$(76)	$1

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During 2005, 690 employees were separated from us resulting in $76 million in initial cash payments made to these separated employees. For these separated employees, of which 430 were manufacturing employees and 260 were non-manufacturing employees, an additional $1 million was paid in the first quarter of 2006 for healthcare costs and severance payments. The remaining accrual balance was reversed to cost of sales in the fourth quarter of 2005.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $751 million of cash and cash equivalents and short-term investments at December 31, 2007, $356 million was held by our U.S. subsidiaries and $395 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

During the year ended December 31, 2007, we generated cash flow from operations of $426 million, which is lower than prior year levels primarily due to the semi-annual interest payments on our new debt facilities and lower operating earnings. Our days sales outstanding decreased to 33 days from 35 days at December 31, 2006. Our days of inventory on hand increased to 87 days (excluding the impact of purchase accounting on inventory and cost of sales) from 80 days at December 31, 2006. Days purchases outstanding decreased to 40 days at December 31, 2007 from 56 days at December 31, 2006.

Investing Activities

Our net cash used for investing activities was $366 million and $16.3 billion in 2007 and 2006, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. The cash utilized in connection with the funding of the Merger was $17.7 billion in 2006. The decrease in the net cash used in our investing activities was primarily the result of a decrease in funds available for investment after the closing of the Merger.

Our capital expenditures were $327 million and $713 million in 2007 and 2006, respectively. Our capital expenditures as a percentage of net sales were 6% and 11% in 2007 and 2006, respectively.

In 2007, we utilized $78 million for purchases of licenses and software utilized in our research and development efforts and tool and die utilized in our manufacturing processes. This was partially offset by $32 million of cash proceeds from the disposition of investments and businesses for the sale of our power amplifier product group in 2007.

In 2006, cash was provided by investing activities through the liquidation of a portion of our short-term investments portfolio and an entire liquidation of our marketable securities portfolio in order to fund a portion of the Merger and the redemption of our $400 million floating rate notes due 2009 (“Predecessor Floating Rate Notes”), substantially all of our 6.875% Notes and our 7.125% Notes.

Financing Activities

During 2007, our net cash used for financing activities was $47 million, resulting primarily from long-term debt and capital lease payments. This compared to our net cash provided by financing activities in 2006 of $15 billion, resulting primarily from the investment by the Sponsors of $7.1 billion and the debt incurred in connection with the Merger of $9.2 billion, net of $266 million in debt issuance costs. We also received proceeds of $163 million from stock option exercises and employee stock purchase plan share purchases and $43 million in borrowings under a revolving loan agreement in 2006. These amounts were partially offset by long-term debt and notes payable repayments of $1.3 billion and stock repurchases of $200 million in 2006.

Debt Issuance and Credit Facilities

On December 1, 2006, FSL, Inc., Holdings III, IV and V (collectively, the “Borrowers”) entered into senior secured credit facilities (“Credit Facilities”) to fund a portion of the Merger consideration, as well as costs associated with the Merger. The Credit Facilities include (i) a seven-year, $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a six-year revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. The Borrowers may, subject to customary conditions, request an increase in the amount available under the Credit Facilities of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facilities may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At December 31, 2007, $3,465 million was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver.

The Term Loan and Revolver bear interest, at the Borrowers’ option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan at December 31, 2007 was 6.98%. On February 14, 2007, the Borrowers entered into an amendment to the $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. The Borrowers are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. The Borrowers are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. The Borrowers are also required to pay customary letter of credit fees.

On December 1, 2006, the Borrowers issued $4.35 billion aggregate principal amount of senior unsecured debt securities (“Senior Notes”) in order to fund a portion of the Merger consideration, as well as costs associated with the Merger. Included in the issuance were: (i) a series of floating rate notes due 2014 with an aggregate principal amount of $500 million (“Floating Rate Notes”); (ii) a series of 9.125%/9.875% PIK-election notes due 2014 with an aggregate principal amount of $1,500 million (“Toggle Notes”); and, (iii) a series of 8.875% notes due 2014 with an aggregate principal amount of $2,350 million (“Fixed Rate Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 4.99% on December 31, 2007) plus 3.875% per annum, which is payable quarterly in arrears on every March 15, June 15, September 15 and December 15 commencing March 15, 2007. The Fixed Rate Notes bear interest at 8.875% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. Interest on the Toggle Notes is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. For any interest period through December 15, 2011, the Borrowers may elect to pay interest on the Toggle Notes in cash, by increasing the principal amount of the Toggle Notes or an evenly split combination of the foregoing. Interest payable in cash will accrue at a rate equal to 9.125% per annum, and interest payable by increasing the principal amount of the Toggle Notes will accrue at the cash interest rate plus 0.75% per annum. After December 15, 2011, the Borrowers must pay all interest payments on the Toggle Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes. The Senior Notes will mature concurrently on December 15, 2014.

        On December 1, 2006, the Borrowers issued a series of fixed rate notes due 2016 with an aggregate principal amount of $1.60 billion (“Senior Subordinated Notes,” and, together with the Senior Notes, the “Notes”) in order to fund a portion of the Merger consideration. The Senior Subordinated Notes bear interest at a rate equal to 10.125% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. The Senior Subordinated Notes will mature on December 15, 2016.

In December 2006, in conjunction with the issuance of the Senior Notes and Senior Subordinated Notes, the Borrowers received initial corporate credit ratings from Standard & Poor’s and Moody’s of BB- and Ba3, respectively. In the fourth quarter of 2007, Standard & Poor’s and Moody’s downgraded our corporate credit ratings to B+ and B1, respectively. As of December 31, 2007 our Fitch rating was B+.

In connection with the issuance of the Term Loan and Floating Rate Notes, the Borrowers also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $900 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009. See Note 5 of the accompanying audited Consolidated Financial Statements.

The Credit Facilities and Notes have restrictive covenants that limit the Borrower’s ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facilities, the Borrowers must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facilities and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. The Borrowers were in compliance with these covenants as of December 31, 2007.

Stock Split

On March 8, 2007, the Board of Directors of Holdings I approved a two-for-one stock split of our common stock, pursuant to which each share held by holders of record as of March 8, 2007 was subdivided into two shares. The effects of this common stock split have been retroactively applied to the information included in this Annual Report on Form 10-K.

Debt Redemption

During the third quarter of 2006, we fully redeemed our outstanding Predecessor Floating Rate Notes bearing interest at a rate equal to the three-month LIBOR plus 2.75%. The redemption occurred on July 17, 2006 at a redemption price equal to 102% of the principal amount of the floating rate notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the floating rate notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. Funds from our short-term investment portfolio were used to finance the $400 million early retirement of debt and the $8 million cost associated with the call premium.

In connection with the Merger, we redeemed substantially all of our outstanding 6.875% Notes and 7.125% Notes. The redemption occurred on December 1, 2006 at a redemption price equal to (i) 105% of the principal amount of the 6.875% Notes and (ii) 108% of the principal amount of the 7.125% Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the redeemed 6.875% Notes and the redeemed 7.125% Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. We incurred charges of $93 million to Merger expenses in the accompanying audited Consolidated Statements of Operations in connection with the redemption, including call premiums of $57 million and non-cash charges associated with the recognition of unamortized debt issue costs and unamortized interest rate swap settlement balances of $18 million and $18 million, respectively. Funds from our short-term investment portfolio were used to finance the $850 million early retirement of debt and the $57 million cost associated with the call premiums.

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

(in millions)	Year Ended December 31, 2007
Loss before cumulative effect of accounting change	$(1,613)
Interest expense, net	784
Income tax benefit	(886)
Depreciation and amortization (*)	2,121

EBITDA	406
Non-cash stock-based employee compensation (1)	45
Other non-cash charges (2)	891
Non-recurring/one-time items (3)	49
Cost savings (4)	38
Other defined terms (5)	96

Adjusted EBITDA	$1,525

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), “Share-based Payments.”
(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.
(3)	Reflects one-time Merger expenses and our reorganization of business program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2007.

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Debt obligations (including short-term debt) (1)	$75	$35	$35	$35	$35	$9,240	$9,455
Capital lease obligations (2)	20	14	8	3	1	1	47
Operating leases (3)	36	31	28	22	21	67	205
Software licenses	53	45	42	38	16	—	194
Service obligations	55	15	12	5	3	11	101
Foundry commitments (4)	76	—	—	—	—	—	76
Purchase commitments (5)	85	—	—	—	—	—	85

Total cash contractual obligations (6)	$400	$140	$125	$103	$76	$9,319	$10,163

(1)	Reflects the principal payments on the Credit Facilities and the Notes and excludes cash interest payments of approximately $750 million in 2008, $716 million in 2009, $717 million in 2010, $739 million in 2011, $752 million in 2012 and $1,639 million thereafter.

(2)	Includes interest of $5 million on capital lease obligations of $42 million at December 31, 2007.

(3)	Minimum sublease income on operating leases is approximately $7 million in 2008, $6 million in 2009, $4 million in 2010, $4 million in 2011, $1 million in 2012 and $0 million thereafter.

(4)	Foundry commitments associated with our strategic manufacturing relationships based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.

(5)	In December 2006, we entered into a joint technology development agreement relating to the development of complimentary metal oxide semiconductor (CMOS) and silicon-on-insulator (SOI) technologies, as well as advanced semiconductor research and development enablement transitions to the 45 nanometer generation. The agreement obligates us to the next year’s worth of payments on a rolling basis, which totals $53 million as of December 31, 2007. Pursuant to our continued participation, there is a potential for aggregate payments of approximately $215 million through the expiration date of December 2010.

(6)	As of January 1, 2007, after the implementation of FIN 48, unrecognized tax benefits were $155 million. As of December 31, 2007, unrecognized tax benefits were $194 million. The amount, if recognized, that would be reflected as an adjustment to income tax (benefit) expense is approximately $47 million. We are not including any amount related to uncertain tax positions in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investments balance as of December 31, 2007 of approximately $751 million and cash flows from operations and asset dispositions will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We anticipate that we will receive in excess of $500 million during the first half of 2008 in connection with asset dispositions and other contractual arrangements. We also have access to $750 million in committed capacity under our Revolver. Our ability to borrow under this Revolver is not restricted by any incurrence-based covenants, to the extent other covenants permit such borrowings.

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

Significant Accounting Policies and Critical Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

        Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	product sales and intellectual property revenue recognition and valuation;

•	purchase accounting;

•	valuation of long-lived assets;

•	restructuring activities;

•	accounting for income taxes; and

•	inventory valuation methodology.

If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements.

Product Sales and Intellectual Property Revenue Recognition and Valuation

We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales for allowances for collectibility, discounts and price protection, product returns and incentive programs for distributors related to these sales, based on actual historical experience, current market conditions and other relevant factors at the time the related sale is recognized.

The establishment of reserves for sales discounts and price protection allowances are dependent on the estimation of a variety of factors, including industry demand and the forecast of future pricing environments. This process is also highly judgmental in evaluating the above-mentioned factors and requires significant estimates, including forecasted demand, returns and industry pricing assumptions.

In future periods, additional provisions may be necessary due to (1) a deterioration in the semiconductor pricing environment, (2) reductions in anticipated demand for semiconductor products, and/or (3) lack of market acceptance for new products. If these factors result in a significant adjustment to sales discount and price protection allowances, they could significantly impact our future operating results.

Revenues from licensing our intellectual property have approximated 2%, 4% and 3% of net sales in 2007, 2006 and 2005, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under EITF Issue 00-21, “Revenue Arrangements With Multiple Elements” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Purchase Accounting and Intangible Assets

As discussed above, the Merger was completed on December 1, 2006 and was financed by a combination of borrowings under the Credit Facilities, the issuance of the Notes, cash on hand and the equity investment of the Sponsors and management. The purchase price including direct acquisition costs was approximately $17.7 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, tradenames and trademarks, developed technology and IPR&D. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition. The carrying values and useful lives for amortization of identified intangible assets are reviewed on an ongoing basis, and any resulting changes in estimates could have a material negative impact on our financial results.

Valuation of Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When circumstances change, or at least annually, we compare the carrying value of our reporting units to their estimated fair value. If the carrying value is greater than the respective estimated fair value, we then determine if the goodwill is impaired, and whether some or all of the goodwill should be written off as a charge to operations, which could have a material negative impact on our financial results. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value of the reporting unit. In addition, an annual assessment of goodwill impairment was performed in the fourth quarter of 2007 resulting in no necessary impairment. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) declines in stock price of an investment for a sustained period; and (v) our enterprise fair value relative to net book value.

When we determine that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on valuation techniques considered most appropriate under the circumstances, including a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

During the fourth quarter of 2007, we began discussions regarding an existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the developed technology, customer relationship and trademark / tradename intangible assets associated with our wireless business. Upon concluding the net book value related to the assets referenced above exceeded the future undiscounted cash flows attributable to such intangible assets, we performed an analysis utilizing discounted future cash flows related to the specific intangible assets to determine the fair value of each of the respective assets. As a result of this analysis we recorded a $449 million impairment charge related to our wireless intangible assets in 2007.

During the fourth quarter of 2007, impairment charges of $20 million were included in reorganization of businesses and other. These charges were related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. In December 2007, the impairment followed management’s decision to sell our related assets.

The net book values of these investments and long-lived assets at December 31, 2007, 2006 and 2005 were as follows:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Property, plant and equipment	$2,517	$3,232	$2,035
Goodwill	5,350	5,313	253
Intangible assets	3,918	5,654	30

Total net book value	$11,785	$14,199	$2,318

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Restructuring Activities

We periodically implement plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing and research and design center operations. We initiate these plans in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities and net operating loss and credit carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective January 1, 2007, resulting in an increase of $5 million in the liability for unrecognized tax benefits. See Note 7 to the accompanying audited Consolidated Financial Statements for further discussion.

Inventory Valuation Methodology

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. We also consider pending cancellation of product lines due to technology changes, long life cycle products, lifetime buys at the end of supplier production runs, business exits and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by our management, additional inventory writedowns may be required.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to (i) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (iv) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted the provisions of SFAS No. 158 effective December 31, 2007, resulting in a $38 million increase in accumulated other comprehensive income.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective January 1, 2007, resulting in an increase of $5 million in the liability for unrecognized tax benefits and goodwill.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, our transactions are denominated in a variety of currencies. We have a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of our subsidiaries. We use financial instruments to hedge, and therefore attempt to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.

Our strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of our non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. We use forward contracts and options to hedge these currency exposures. In addition, we hedge some firmly committed transactions and expect to hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of our exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2007, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $561 million. The fair value of these forward contracts was a net unrealized gain of $10 million at December 31, 2007. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2007:

Buy (Sell)	December 31, 2007
Malaysian Ringgit	$53
British Pound	$19
Japanese Yen	$17
Israeli Shekel	$12
Euro	$(18)
Danish Kroner	$(415)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically increase by $20 million as of December 31, 2007 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as fair value hedges and cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as either a fair value hedge or cash flow hedge at the inception of the contract. Accordingly, changes in market values of such hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

At December 31, 2007, we had fair value hedges with an aggregate notional amount of less than $1 million and a fair value amount of less than $1 million.

At December 31, 2007, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $168 million and fair value amount of approximately $3 million.

Commodity Price Risk

We have a gold hedging program which incorporates the use of financial derivative instruments to hedge our exposure to material increases in gold wire prices caused by changes in the spot price of gold bullion. At December 31, 2007, the estimated gross fair value associated with its outstanding gold wire hedge contracts was less than $1 million, and the forward contracts entered into had a notional amount of 19,000 Toz. At December 31, 2007, the potential loss over the next 12 months resulting from a 10% hypothetical increase in market gold prices is approximately $1 million.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2007 we had interest bearing cash and cash equivalents of approximately $206 million, and the fair value of our short-term investments approximated $545 million. A 10% change in market rates would have a $6 million impact on interest income and minimal impact on the fair value of our short-term investments.

At December 31, 2007, we had total debt of $9.5 billion, including $4.0 billion of variable interest rate debt based on 3-month LIBOR. We have entered into interest rate swap agreements with a total notional value of $900 million and, effectively, fixed our interest rate on that portion of our variable interest rate debt through December 1, 2009. The interest rate swap agreements expire in December 2009. The fair value of the interest rate swap agreements at December 31, 2007 was a $17 million obligation. Our remaining variable interest rate debt is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates changes as a result of market changes. During the period when our interest rate swap agreements are effective, a 10% change in interest rates would result in a change in interest expense of $14 million per year.

On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. We expect to save approximately $9 million per year as a result of the lower spread.

The fair value of our long-term debt approximated $8.3 billion at December 31, 2007, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have an $83 million impact on the fair value of our long-term debt and a $4 million impact on the fair value of our interest rate swap agreements.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2007.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Freescale Semiconductor Holdings I, Ltd.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor Holdings I, Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2007 and the period from December 2, 2006 through December 31, 2006, and the consolidated statements of operations, stockholders’ equity and cash flows of Freescale Semiconductor, Inc. and subsidiaries (the “Predecessor”) for the period from January 1, 2006 through December 1, 2006 and for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from December 2, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor’s operations and their cash flows for the period from January 1, 2006 through December 1, 2006 and for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2006, the Company acquired all of the outstanding stock of the Predecessor in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

KPMG LLP

Austin, Texas March 10, 2008

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Operations

	Successor		Predecessor
(in millions)	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 2, 2006	Year Ended December 31, 2005
Net sales	$5,722	$565	$5,794	$5,843
Cost of sales	3,821	450	3,175	3,377

Gross margin	1,901	115	2,619	2,466
Selling, general and administrative	653	59	670	652
Research and development	1,139	99	1,105	1,178
Amortization expense for acquired intangible assets	1,310	106	11	7
In-process research and development	—	2,260	—	10
Reorganization of businesses and other	64	—	(12)	9
Impairment of intangible assets	449	—	—	—
Merger and separation expenses	5	56	466	10

Operating (loss) earnings	(1,719)	(2,465)	379	600
Other (expense) income, net	(780)	(56)	33	13

(Loss) earnings before income taxes and cumulative effect of accounting change	(2,499)	(2,521)	412	613
Income tax (benefit) expense	(886)	(134)	26	50

(Loss) earnings before cumulative effect of accounting change	(1,613)	(2,387)	386	563
Cumulative effect of accounting change, net of income tax expense	—	—	7	—

Net (loss) earnings	$(1,613)	$(2,387)	$393	$563

Freescale Semiconductor Holdings I, Ltd.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$206	$177
Short-term investments	545	533
Accounts receivable, net	542	635
Inventory	779	1,188
Other current assets	712	317

Total current assets	2,784	2,850
Property, plant and equipment, net	2,517	3,232
Goodwill	5,350	5,313
Intangible assets, net	3,918	5,654
Other assets, net	548	690

Total assets	$15,117	$17,739

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$93	$85
Accounts payable	385	558
Accrued liabilities and other	574	716

Total current liabilities	1,052	1,359
Long-term debt	9,380	9,415
Deferred tax liabilities	1,114	1,858
Other liabilities	381	390

Total liabilities	11,927	13,022
Stockholder’s equity:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at December 31, 2007 and 2006	5	5
Additional paid-in capital	7,138	7,093
Accumulated other comprehensive earnings	48	6
Accumulated deficit	(4,000)	(2,387)

Total stockholder’s equity	3,190	4,717

Total liabilities and stockholder’s equity	$15,117	$17,739

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Stockholder's Equity

	Predecessor				Successor		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings (Accumulated Deficit)	Comprehensive Earnings (Loss)
	Class A Common Stock		Class B Common Stock		Common Stock
(in millions)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Predecessor:

Balances at December 31, 2004	131	$1	270	$3	—	$—	$3,800	$—	$59	$73	$390

Net earnings	—	—	—	—	—	—	—	—	—	563	563
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	—	(79)	—	(79)
Net unrealized loss on securities (net of tax effect)	—	—	—	—	—	—	—	—	(9)	—	(9)
Minimum pension liability	—	—	—	—	—	—	—	—	(1)	—	(1)
Share repurchases	—	—	—	—	—	—	—	(103)	—	—	—
Vesting of RSUs	2	—	—	—	—	—	—	(9)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	43	—	—	—	—
Employee stock purchase plan issuances	2	—	—	—	—	—	27	—	—	—	—
Proceeds from stock option exercises	6	—	—	—	—	—	72	15	—	(8)	—

Balances at December 31, 2005	141	$1	270	$3	—	$—	$3,942	$(97)	$(30)	$628	$474

Net earnings	—	—	—	—	—	—	—	—	—	393	393
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	—	56	—	56
Net unrealized gain on securities (net of tax effect)	—	—	—	—	—	—	—	—	10	—	10
Share repurchases	—	—	—	—	—	—	—	(200)	—	—	—
Vesting of RSUs	2	—	—	—	—	—	—	(20)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	414	—	—	—	—
Employee stock purchase plan	—	—	—	—	—	—	—	72	—	(2)	—
Proceeds from stock option exercises	—	—	—	—	—	—	—	233	—	(131)	—
Additional tax benefit	—	—	—	—	—	—	6	—	—	—	—
Cumulative effect of SFAS No. 123(R)	—	—	—	—	—	—	(7)	—	—	—	—

Balances at December 1, 2006	143	$1	270	$3	—	$—	$4,355	$(12)	$36	$888	$459

Successor:
Investment by Parent	—	—	—	—	1,012	5	7,090	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,387)	(2,387)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	—	1	—	1
Net unrealized gain on derivative instrustments (net of tax effect)	—	—	—	—	—	—	—	—	5	—	5
Amortization of deferred compensation	—	—	—	—	—	—	3	—	—	—	—

Balances at December 31, 2006	—	$—	—	$—	1,012	$5	$7,093	$—	$6	$(2,387)	$(2,381)

Net loss	—	—	—	—	—	—	—	—	—	(1,613)	(1,613)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	—	21	—	21
Net unrealized loss on derivative instrustments (net of tax effect)	—	—	—	—	—	—	—	—	(17)	—	(17)
Adjustment for initially applying SFAS No. 158 (net of tax effect)	—	—	—	—	—	—	—	—	38	—	38
Amortization of deferred compensation	—	—	—	—	—	—	45	—	—	—	—

Balances at December 31, 2007	—	$—	—	$—	1,012	$5	$7,138	$—	$48	$(4,000)	$(1,571)

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in millions)	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 2, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) earnings	$(1,613)	$(2,387)	$393	$563
Depreciation and amortization	2,150	167	620	728
Impairment of intangible assets and charges for reorganization of businesses and other	513	—	(12)	9
Stock-based compensation	45	3	423	51
Deferred incomes taxes	(929)	(133)	28	14
Loss on extinguishment of debt	—	—	108	—
In-process research and development and other non-cash items	42	2,250	74	(15)
Excess tax benefits from equity-based compensation plans	—	—	(22)	—
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	76	(22)	(95)	(83)
Inventory	390	163	(148)	92
Other current assets	27	6	6	16
Accounts payable and accrued liabilities	(351)	26	(14)	(20)
Other operating assets and liabilities	76	(13)	(120)	(55)

Net cash provided by operating activities	426	60	1,241	1,300

Cash flows from investing activities:
Capital expenditures, net	(327)	(89)	(624)	(491)
Acqusition of Freescale	—	(17,713)	—	—
Acquisitions and strategic investments, net of cash acquired	—	—	(4)	(71)
Proceeds from sale of businesses and investments	32	—	2	43
Sales and purchases of short-term investments, net	(12)	(97)	772	783
Proceeds from sale of property, plant and equipment and assets held for sale	19	—	17	37
Payments for purchase licenses and other assets	(78)	(2)	(179)	(108)
Purchases of marketable securities	—	—	(1,508)	(3,109)
Sales of marketable securities	—	1	3,003	845
Maturities of marketable securities	—	—	122	640

Net cash (used for) provided by investing activities	(366)	(17,900)	1,601	(1,431)

Cash flows from financing activities:
Investment by Parent	—	7,068	—	—
Debt issuance proceeds, net of debt issuance costs	—	9,184	—	—
Retirement of long-term debt, capital lease obligations and notes payable	(45)	—	(1,317)	—
Proceeds from foreign revolving loans and lines of credit	—	—	43	—
Proceeds from stock option exercises and ESPP stock purchases	—	—	163	106
Excess tax benefits from equity-based compensation plans	—	—	22	—
Purchases of treasury stock	—	—	(200)	(103)
Other	(2)	(71)	62	(24)

Net cash (used for) provided by financing activities	(47)	16,181	(1,227)	(21)

Effect of exchange rate changes on cash and cash equivalents	16	—	9	(18)

Net increase (decrease) in cash and cash equivalents	29	(1,659)	1,624	(170)
Cash and cash equivalents, beginning of period	177	1,836	212	382

Cash and cash equivalents, end of period	$206	$177	$1,836	$212

Freescale Semiconductor Holdings I, Ltd.

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: Freescale Semiconductor, Inc. (“FSL, Inc.”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to FSL, Inc. (the “Contribution”) and an initial public offering (“IPO”) of FSL, Inc. Class A common stock. FSL, Inc. completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, FSL, Inc. was a wholly owned subsidiary of Motorola. All of the FSL, Inc. Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

FSL, Inc. and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of FSL, Inc. from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 16 for additional discussion.

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds (“Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC and TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished through the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”) by and among FSL, Inc., Firestone Holdings LLC, a Delaware limited liability company that transferred and assigned all of its assets, liabilities, rights and obligations to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”), and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into FSL, Inc., and as a result, FSL, Inc. continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. Parent is an entity controlled by the Sponsors.

At the close of the Merger, FSL, Inc. became a subsidiary of Freescale Semiconductor Holdings V Inc (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is wholly owned by Parent. Parent, Holdings I, Holdings II, Holdings III, Holdings IV and Holdings V currently have no operations and limited assets, other than their respective direct or indirect ownership interests in FSL, Inc. All six of these companies were formed for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries for both the Predecessor and Successor Periods. Holdings I (which may be referred to as the “Company,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires.

Although FSL, Inc. continues as the same legal entity after the Merger, the audited consolidated financial statements for 2006 are presented for two periods: January 1 through December 1, 2006 (the “Predecessor Period” or “Predecessor,” as context requires) and December 2 through December 31, 2006 (the “Successor Period” or “Successor,” as context requires), which relate to the period in 2006 preceding the Merger and the period in 2006 succeeding the Merger, respectively. The audited consolidated financial statements for the Successor Period reflect the acquisition of FSL, Inc. under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

In connection with the Merger, FSL, Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger has been allocated to state the acquired assets and liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our tradenames, customer lists, developed technology, and in-process research and development (“IPR&D”) (which was expensed in the Successor financial statements), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary, are recognized upon delivery. Accruals are established, with the related reduction to revenue, for allowances for discounts and product returns based on actual historical exposure at the time the related revenues are recognized. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee received is fixed or determinable or is deferred. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 2%, 4%, 4% and 3% for the year ended December 31, 2007, the Successor Period, the Predecessor Period and the year ended December 31, 2005, respectively.

Distributor Sales: Revenue from sales to distributors of our products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, we offer incentive programs common to the semiconductor industry. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to revenue, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current distributor inventory levels. Distributor incentive accruals are monitored and adjustments, if any, are recognized based on actual experience under these incentive programs.

Product-Related Expenses: Shipping and handling costs associated with product sales are included in cost of sales. Expenditures for advertising are expensed as incurred, and are included in selling, general and administrative expenses. Provisions for estimated costs related to product warranties are made at the time the related sale is recorded, based on historic trends. Research and development costs are expensed as incurred.

Government Grants: Investment incentives related to government grants are recognized when a legal right to the grant exists and there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. Government grants are recorded as a reduction of the cost being reimbursed.

Stock Compensation Costs: Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion No. 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). We have elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the Predecessor Period and the Successor Period includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock and equity-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within other income (expense) in the audited Consolidated Statements of Operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Cash and Cash Equivalents: We consider all highly liquid investments, not considered short-term investments or marketable securities, purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the declining-balance or the straight-line methods, based on the lesser of the estimated useful or contractual lives of the assets (for both Successor and Predecessor: buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by the Successor as part of the Merger were established as a result of the allocation of fair values at December 2, 2006.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and reclassified to assets held for sale. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually during the fourth quarter. No goodwill impairments were recorded in 2007, 2006 or 2005. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 10 years for Successor and 3 to 10 years for Predecessor. The useful lives of the assets acquired by the Successor as part of the Merger were established as a result of the allocation of fair values at December 2, 2006. We have no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets: Long-lived assets held and used by us and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a future discounted cash flow analysis.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and also for net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law.

Foreign Currency Translation: Many of our non-U.S. operations use the respective local currencies as the functional currency. Those non-U.S. operations which do not use the local currency as the functional currency use the U.S. dollar. The effects of translating the financial position and results of operations of local currency functional operations into U.S. dollars are included in a separate component of business/stockholder’s equity.

Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2007 and 2006. See Notes 4 and 5 for further details concerning the fair value of our long-term debt and foreign currency derivative contracts, respectively.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Business Segments: Prior to the fourth quarter of 2007, we operated and accounted for our results as three reportable segments. In the fourth quarter of 2007, we announced a business reorganization of FSL, Inc. resulting in a change of the overall operational structure of our company. Management believes that the realignment of our sales and marketing, new product introduction, supply chain and manufacturing operations will better enable us to execute to our strategic growth initiatives. As part of the realignment, we have established four, more focused product design groups to facilitate faster decision making and focus on delivering new products. As a result of the reorganization, we now operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have one operating segment, as defined by SFAS No. 131, and therefore the aggregation criteria to determine the reportable segment is not applicable.

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to (i) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (iv) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted the provisions of SFAS No. 158 effective December 31, 2007, resulting in a $38 million increase in accumulated other comprehensive income.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective January 1, 2007, resulting in an increase of $5 million in the liability for unrecognized tax benefits and goodwill.

(2) Business Combination

We accounted for the Merger in accordance with the provisions of SFAS No. 141, whereby the purchase price paid to effect the Merger was allocated to state the acquired assets and liabilities at fair value. The Merger was completed on December 1, 2006 and was financed by a combination of equity invested by the Sponsors and FSL, Inc.’s management, borrowings under a senior, secured credit facility, the issuance of senior and senior subordinated notes, and our cash on hand. (See Note 4 for a discussion of our indebtedness.) These funds, net of proceeds from the exercise of outstanding stock options, were used to purchase all of FSL, Inc.’s shares of common stock that were issued and outstanding immediately prior to the completion of the Merger. The non-cash equity contribution made by FSL, Inc.’s management consisted of fully vested stock options and RSUs of the Predecessor. The shares and options were converted into fully-vested continuation options to purchase common stock in Holdings I.

Purchase Price Allocation

The purchase price included the $17.5 billion purchase of the outstanding common stock and settlement of stock-based awards outstanding, fair value of the $27 million related to the non-cash equity contribution by FSL, Inc.’s management and $190 million in direct acquisition costs.

In accordance with the provisions of SFAS No. 141, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values established, in part, by an independent appraisal firm as of December 1, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The initial purchase price allocations were adjusted in the periods following the effective date of the Merger (December 1, 2006) for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process which was completed during 2007.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed:

Net assets acquired	$3,437
Property, plant and equipment	3,194
Intangible assets	5,760
IPR&D	2,260
Goodwill	5,313
Other assets	288
Deferred income tax liability	(1,879)
Other liabilities	(633)

Total purchase price allocation	$17,740

We accrued approximately $36 million in severance and relocation costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a revision in our sales and marketing strategy and personnel decisions related to the joint development agreement associated with our 300-millimeter strategy. These actions will be completed by March 31, 2008 and effect approximately 400 personnel.

A summary of the initial allocation of purchase price to tangible and identifiable intangible assets, other than goodwill, is as follows:

Property, plant and equipment:
Land	$108
Buildings and improvements	941
Machinery and equipment	2,046
Assets not yet placed in service	99

Total	$3,194

Intangible assets:
Tradenames & trademarks	$260
Customer relationships	1,270
Developed technology	4,230

Total	$5,760

As indicated in the purchase price allocation table above, approximately $2.3 billion of the purchase price was allocated for IPR&D. This amount was expensed upon the closing of the Merger.

The initial allocation of the purchase price for property and equipment, other assets and deferred income taxes was based upon preliminary valuation data and our estimates and assumptions were adjusted as additional valuation information was obtained and evaluated. The purchase price allocation was finalized as of December 31, 2007. During 2007, the property, plant and equipment and other assets fair value adjustments established in purchase accounting were reduced by $32 million and $12 million, respectively, with corresponding increases to goodwill. The impact of those adjustments reduced our non-current deferred income tax liabilities and decreased our goodwill by $6 million.

In addition, pursuant to the adoption of FIN 48 effective January 1, 2007, we increased our recorded reserves for tax contingencies by $5 million and decreased our deferred tax liability on foreign earnings through a purchase price adjustment of $10 million, resulting in a net $5 million reduction to goodwill. A change in our deferred tax liability on foreign earnings calculation also resulted in a purchase price adjustment, increasing goodwill by $21 million. We also adjusted our FIN 48 reserves in 2007 related to the conclusion of audits of certain foreign subsidiaries and the expiration of certain statutes, resulting in a $6 million reduction to goodwill.

Collectively, the purchase accounting adjustments in 2007 resulted in an approximate $48 million increase to goodwill.

Merger Costs

We incurred Merger costs of $5 million in 2007 primarily for accounting, legal and other professional fees. During 2006, we incurred costs associated with the Merger of $522 million. These costs consisted of (i) $93 million related to the redemption of our 6.875% Notes and our 7.125% Notes (as defined in Note 4), (ii) $297 million in stock-based compensation expense related to the accelerated vesting of the Predecessor stock options, restricted stock units and stock appreciation rights awards, (iii) $106 million in accounting, investment banking, legal and other professional fees, and (iv) $26 million in employee compensation and payroll taxes.

(3) Other Financial Data

Statements of Operations Supplemental Information

Separation Expenses

Separation expenses represent incremental, non-recurring costs that were directly related to the Contribution and separation from Motorola and include transaction taxes, professional fees, information technology and other services. The Company incurred approximately $10 million in separation expenses during the year ended December 31, 2005.

Other (Expense) Income, Net

The following table displays the amounts comprising other (expense) income, net in the accompanying audited Consolidated Statements of Operations:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Interest expense	$(834)	$(71)	$(93)	$(85)
Interest income	50	13	131	91

Interest (expense) income, net	(784)	(58)	38	6

Other, net	4	2	(5)	7

Other (expense) income, net	$(780)	$(56)	$33	$13

During the third quarter of 2006, we recorded a $15 million pre-tax loss in interest expense as a result of our early redemption of our Predecessor Floating Rate Notes, as defined in Note 4.

Cash paid for interest was $831 million in 2007, less than $1 million in the Successor Period, approximately $106 million in the Predecessor Period and $67 million in 2005.

Gains on Sales of Investments and Businesses

In the fourth quarter of 2007, we sold our power amplifier product line for cash consideration of $32 million. We recorded a $10 million reduction of inventory, an $11 million reduction to goodwill, $10 million in deferred revenue and $1 million in costs in connection with this transaction. No gain or loss was recognized on the sale.

In the third quarter of 2005, we sold the assets related to our timing solutions business resulting in a gain of $26 million for the year ended December 31, 2005. The assets sold consisted of inventory, fixed assets, rights under certain patents related to the timing solutions product line and certain other contractual rights.

Balance Sheet Supplemental Information

Short-Term Investments

FSL, Inc. and its subsidiaries invest their excess cash in a money market fund, which is a wholly owned subsidiary. The money market fund provides FSL, Inc. and its subsidiaries a mechanism to effectively and efficiently manage its free cash flow on a global basis. The money market fund does not have investments in related parties of Holdings I or its subsidiaries.

The money market fund portfolio is managed by one major outside investment management firm and includes investments in high quality (rated at least A/ A-2 by S&P or A2/ P-2 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. We rely on independent, third-party sources for securities pricing; however, due to recent illiquidity in the financial markets, certain securities are not actively trading, causing sporadic pricing. We cannot guaranty that ongoing illiquidity will not cause adverse pricing adjustments; however, absent further deteriorating market conditions, we believe securities will settle at par upon maturity. The underlying weighted average maturity of the investments was approximately 46 days and 36 days at December 31, 2007 and 2006, respectively. We value investments in the money market fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations.

Inventory

Inventory consisted of the following:

	December 31, 2007	December 31, 2006
Work in process and raw materials	$252	$800
Finished goods	527	388

	$779	$1,188

We recognized $141 million and $416 million in cost of sales related to the purchase accounting adjustment to inventory in the Successor Period and the year ended December 31, 2007, respectively.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2007	December 31, 2006
Miscellaneous receivables	$95	$95
Prepaid expenses	27	52
Deferred taxes	243	107
Derivative contracts	18	9
Assets held for sale	291	21
Other	38	33

	$712	$317

Assets held for sale were $291 million and $21 million at December 31, 2007 and 2006, respectively. The assets held for sale at December 31, 2007 consist primarily of our assets in a 300-millimeter wafer fabrication facility in Crolles, France operated under an alliance agreement with two other partners, and facilities located in Dunfermline, Scotland and Austin, Texas. The assets held for sale at December 31, 2006 consisted primarily of an aircraft owned by the Company.

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2007	December 31, 2006
Land	$108	$108
Buildings and improvements	961	948
Machinery and equipment	2,037	2,095
Assets not yet placed in service	99	136

Total	3,205	3,287
Less: accumulated depreciation	(688)	(55)

	$2,517	$3,232

Depreciation and amortization expense was $768 million for the year ended December 31, 2007, $55 million for the Successor Period, $506 million for the Predecessor Period and $617 million for the year ended December 31, 2005.

Included in property, plant and equipment are capital lease assets of $50 million and $51 million as of December 31, 2007 and 2006, respectively.

Goodwill

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2006 to December 31, 2007:

Predecessor:
Balance as of January 1, 2006	$253
Additions	—
Reductions	—

Balance as of December 1, 2006	$253

Successor:
Purchase accounting establishment of goodwill	$5,313
Additions	—
Reductions	—

Balance as of December 31, 2006	5,313

Additions	70
Reductions	(33)

Balance as of December 31, 2007	$5,350

There was no activity in the Predecessor Period. The only event in the Successor Period through December 31, 2006 was the establishment of goodwill resulting from the Merger. During 2007, the property, plant and equipment and other assets fair value adjustments established in purchase accounting were reduced by $32 million and $12 million, respectively, with corresponding increases to goodwill. The impact reduced our non-current deferred income tax liabilities and decreased goodwill by $6 million.

In addition, pursuant to the adoption of FIN 48, we increased our recorded reserves for tax contingencies by $5 million and decreased our deferred tax liability on foreign earnings through a purchase price adjustment of $10 million, resulting in a net $5 million reduction to goodwill. A change in our deferred tax liability on foreign earnings calculation also resulted in a purchase price adjustment, increasing goodwill by $21 million. We also adjusted our FIN 48 reserves in 2007 related to the conclusion of audits of certain foreign subsidiaries and the expiration of certain statutes, resulting in a $6 million reduction to goodwill.

In the fourth quarter of 2007, we sold our power amplifier business, which resulted in an $11 million reduction to goodwill.

Intangible Assets, Net

Amortized intangible assets were composed of the following:

	December 31, 2007		December 31, 2006
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology	$3,990	$1,156	$4,230	$86
Customer relationships	1,084	236	1,270	18
Trademarks & tradenames	252	28	260	2
Purchased licenses	16	4	—	—

	$5,342	$1,424	$5,760	$106

Amortization expense is estimated to be $1,079 million in 2008, $942 million in 2009, $886 million in 2010 and $582 million in 2011, $144 million in 2012 and $285 million thereafter.

During 2007 we recorded an impairment charge in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The resulting impairment charge was $255 million related to developed technology, $186 million related to customer relationships and $8 million related to trademarks and tradenames, all related to our wireless products. These charges are reflected in the amortized cost of intangible assets. See Note 9 for additional details.

Other Assets, Net

Other assets, net consisted of the following:

	December 31,	December 31,
	2007	2006
Deferred financing costs, net	$228	$263
Trade receivables	97	113
Other	55	137
Deferred income taxes	67	60
Income tax receivable	37	54
Pension plan assets	32	26
Asia land leases	20	21
Strategic investments	12	12
Fair value of interest rate swap	—	4

	$548	$690

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2007	2006
Compensation	$219	$301
Taxes other than income taxes	63	71
Deferred revenue	30	26
Income tax payable	21	16
Interest payable	44	68
Environmental liability	7	6
Accrued technology cost	24	35
Stock-based compensation	34	46
Other	132	147

	$574	$716

Other Liabilities

Other liabilities consisted of the following:

	December 31,	December 31,
	2007	2006
Retiree healthcare obligation	$152	$206
Environmental liability	40	41
Pension obligations	56	58
Income taxes payable	77	—
Capital leases	25	26
Interest rate swap liability	17	—
Other	14	59

	$381	$390

Additional Paid-In Capital

In connection with the closing of the Merger, we issued approximately 1,012 million shares of our common stock, par value $0.005, to our Parent in exchange for a contribution of approximately $7.1 billion. We issued to our Parent a warrant for the purchase of approximately 49.2 million shares of common stock with a strike price equal to the fair value on the date of grant. The fair value of the warrant, approximately $171 million, is included in additional paid-in capital on our Consolidated Balance Sheet.

Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive income (loss):

	Minimum Penison Liability	Unrealized Gain (Loss) on Investments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain on Postretirement Obligation	Foreign Currency Translation	Total
Predecessor:
Balance at January 1, 2005	$—	$—	$—	$—	$59	$59
Current year net change	(1)	(11)	—	—	(79)	(91)
Reclassification into earnings	—	2	—	—	—	2

Balance at December 31, 2005	(1)	(9)	—	—	(20)	(30)
Current period net change	—	—	—	—	56	56
Reclassification into earnings	—	9	1	—	—	10

Balance at December 1, 2006	$(1)	$—	$1	$—	$36	$36

Successor:
Current period net change	$—	$—	$5	$—	$1	$6

Balance at December 31, 2006	—	—	5	—	1	6

Current period net change	—	—	(17)	38	21	42

Balance at December 31, 2007	$—	$—	$(12)	$38	$22	$48

The adjustment for initially applying SFAS No. 158 was recorded to accumulated other comprehensive income (loss) for $38 million, net of deferred tax of $20 million, as of December 31, 2007. See Note 6 for further discussion.

(4) Debt

Our debt at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Term loan	$3,465	$3,500
Floating rate notes due 2014	500	500
9.125%/9.875% PIK-election notes due 2014	1,500	1,500
8.875% notes due 2014	2,350	2,350
Subordinated 10.125% notes due 2016	1,600	1,600

	9,415	9,450
Less: current maturities	(35)	(35)

Total long-term debt	$9,380	$9,415

Successor

Senior Secured Credit Facilities

On December 1, 2006, FSL, Inc, Holdings III, IV, and V (collectively, the “Borrowers”) entered into senior secured credit facilities (“Credit Facilities”) to fund a portion of the Merger consideration, as well as costs associated with the Merger. The Credit Facilities include (i) a seven-year, $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a six-year revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. The Borrowers may, subject to customary conditions, request an increase in the amount available under the Credit Facilities of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facilities may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At December 31, 2007, $3,465 million was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. The Borrowers had $4 million in letters of credit outstanding under the Revolver at December 31, 2007.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs.

The interest rate on our Term Loan at December 31, 2007 was 6.98%. On February 14, 2007, we entered into an amendment to our $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to our attaining certain leverage ratios. The Borrowers are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. The Borrowers are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to the Borrowers attaining certain leverage ratios. The Borrowers are also required to pay customary letter of credit fees.

The obligations under the Credit Facilities are unconditionally guaranteed by each of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly owned Restricted Subsidiaries, as defined in the Credit Facility agreement. As of December 31, 2007, the Borrowers had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facilities, and the guarantees of those obligations, are secured by substantially all the following assets of FSL, Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of Holdings V, a pledge of 100% of the capital stock of FSL, Inc., 100% of the capital stock of each guarantor and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly-owned foreign subsidiaries, in each case that are directly owned by FSL, Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of FSL, Inc. and each guarantor (other than, at our election, a foreign subsidiary guarantor). In addition, in the event that the Borrowers (i) transfer foreign subsidiaries to, or form new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfer assets to such foreign subsidiaries, the Borrowers will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement.

There are prepayment requirements under the Credit Facilities in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all nonordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the term loan facility in direct order of maturity.

In connection with the issuance of the Term Loan, FSL, Inc. also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of the Term Loan. Under the terms of the interest rate swap contracts, the Borrowers have effectively converted some of the variable interest rate debt to fixed interest rate debt through December 1, 2009. See Note 5 for additional discussion.

Senior Notes

On December 1, 2006, the Borrowers issued $4.35 billion aggregate principal amount of senior unsecured debt securities (“Senior Notes”) in order to fund a portion of the Merger consideration, as well as costs associated with the Merger. Included in the issuance were: (i) a series of floating rate notes due 2014 with an aggregate principal amount of $500 million (“Floating Rate Notes”); (ii) a series of 9.125%/9.875% PIK-election notes due 2014 with an aggregate principal amount of $1,500 million (“Toggle Notes”); and, (iii) a series of 8.875% notes due 2014 with an aggregate principal amount of $2,350 million (“Fixed Rate Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 4.99% on December 31, 2007) plus 3.875% per annum, which is payable quarterly in arrears on every March 15, June 15, September 15 and December 15 commencing March 15, 2007. The Fixed Rate Notes bear interest at 8.875% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. Interest on the Toggle Notes is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. For any interest period through December 15, 2011, the Borrowers may elect to pay interest on the Toggle Notes in cash, by increasing the principal amount of the Toggle Notes or an evenly split combination of the foregoing. Interest payable in cash will accrue at a rate equal to 9.125% per annum, and interest payable by increasing the principal amount of the Toggle Notes will accrue at the cash interest rate plus 0.75% per annum. After December 15, 2011, the Borrowers must pay all interest payments on the Toggle Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes. The Senior Notes will mature concurrently on December 15, 2014.

Relative to the Borrowers’ overall indebtedness, the Senior Notes, in right of payment, rank (i) equal to all senior, unsecured indebtedness (ii) senior to all subordinated indebtedness (including the senior subordinated notes referenced hereafter), and (iii) junior to all secured indebtedness (including the aforementioned Credit Facility and Term Loan), to the extent of the assets securing that indebtedness. The Senior Notes are guaranteed, joint and severally, by the Parent Companies with a guarantee that ranks equal in the right of payment to all of the senior indebtedness of each parent guarantor. In the future, each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility and/or the Term Loan will also guarantee the Senior Notes to the extent of the guarantee under the former.

The Borrowers may redeem, in whole or in part, the Floating Rate Notes at any time prior to December 15, 2008, and the Toggle Notes and the Fixed Rate Notes at any time prior to December 15, 2010, in each case at a redemption price equal to 100% of the related notes’ principal balance, plus accrued and unpaid interest, if any, plus the Applicable Premium, as defined in the Indenture Agreement. The Borrowers may also redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008, and the Toggle Notes and Fixed Rate Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest. In addition, the Borrowers may redeem up to 35% of the outstanding Senior Notes with the net proceeds of one or more equity offerings until December 15, 2008 for the Floating Rate Notes and until December 15, 2009 for the Toggle Notes and the Fixed Rate Notes.

Senior Subordinated Notes

On December 1, 2006, the Borrowers issued a series of fixed rate notes due 2016 with an aggregate principal amount of $1.60 billion (“Senior Subordinated Notes,” and, together with the Senior Notes, the “Notes”) in order to fund a portion of the Merger. The Senior Subordinated Notes bear interest at a rate equal to 10.125% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. The Senior Subordinated Notes will mature on December 15, 2016.

The Senior Subordinated Notes rank junior in right of payment to the senior indebtedness, including indebtedness under the aforementioned Credit Facility, Term Loan and Senior Notes. The Senior Notes are guaranteed, joint and severally, by the Parent Companies with a guarantee that ranks junior in right of payment to all of the senior indebtedness of each parent guarantor. In the future, each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility and/or the Term Loan will also guarantee the Senior Subordinated Notes.

The Borrowers may redeem, in whole or in part, the Senior Subordinated Notes at any time prior to December 15, 2011 at a redemption price equal to 100% of the notes’ principal balance, plus accrued and unpaid interest, if any, plus the Applicable Premium, as defined in the Indenture Agreement. The Borrowers may also redeem, in whole or in part, the Senior Subordinated Notes at any time on or after December 15, 2011. The redemption price is at a fixed percentage of the notes’ principal balance ranging from 100% to 105.1%, depending upon the redemption date, plus accrued and unpaid interest. In addition, the Borrowers may redeem up to 35% of the outstanding Senior Subordinated Notes with the net proceeds of one or more equity offerings until December 15, 2009.

In connection with the issuance of the Notes and new Credit Facilities, we incurred $266 million in debt issuance costs. These costs are recorded in other assets.

Covenant Compliance

The Credit Facilities and Notes have restrictive covenants that limit the ability of the Borrowers to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facilities, the Borrowers must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facilities and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. The Borrowers were in compliance with these covenants as of December 31, 2007.

Credit Ratings

In December 2006, in conjunction with the issuance of the Senior Notes and Senior Subordinated Notes, the Borrowers received initial corporate credit ratings from Standard & Poor’s and Moody’s of BB- and Ba3, respectively. In the fourth quarter of 2007, Standard & Poor’s and Moody’s downgraded the corporate credit ratings to B+ and B1, respectively. As of December 31, 2007 the Fitch rating was B+.

Other Indebtedness

During the third quarter of 2006, a foreign subsidiary of ours borrowed $38 million under a revolving loan agreement to repay an intercompany loan. The term of the loan is one year and is extended by one year automatically on every anniversary of the original execution date (June 1, 2002). The interest rate on the loan is based on the one-month Tokyo Interbank Offered rate (TIBOR) plus a spread, which was 0.95% as of December 31, 2007. As of December 31, 2007, $40 million was outstanding under the loan.

At December 31, 2007 and 2006, the fair value of our long-term debt was approximately $8.3 billion and $9.4 billion, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments for 2008 is $75 million. Future obligated debt payments are $35 million for each of the four fiscal years subsequent to December 31, 2008 and are $9.2 billion thereafter.

Predecessor

Revolving Credit Agreement

During the first quarter of 2006, FSL, Inc. entered into an unsecured senior revolving credit facility with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities) (“Predecessor Credit Agreement”). The Company cancelled the Predecessor Credit Agreement in connection with the closing of the Merger on December 1, 2006, at which time there were no outstanding borrowings. The Company incurred a non-cash charge of $1 million in Merger expenses in the accompanying audited Consolidated Statements of Operations associated with the recognition of unamortized debt issuance costs related to the cancellation.

Senior Notes

2006 Issuances and Repayments. In connection with the Merger, FSL, Inc. redeemed substantially all of its outstanding (i) $350 million aggregate principal amount of 6.875% senior notes maturing in 2011 (“6.875% Notes”) and (ii) $500 million aggregate principal amount of 7.125% senior notes maturing in 2014 (“7.125% Notes”). The redemption occurred on December 1, 2006 at a redemption price equal to (i) 105% of the principal amount of the 6.875% Notes and (ii) 108% of the principal amount of the 7.125% Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the redeemed 6.875% Notes and the redeemed 7.125% Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. FSL, Inc. incurred charges of $93 million to Merger expenses in the accompanying audited Consolidated Statements of Operations in connection with the redemption, including call premiums of $57 million and non-cash charges associated with the recognition of unamortized debt issue costs and unamortized interest rate swap settlement balances of $18 million and $18 million, respectively. Funds from our short-term investment portfolio were used to finance the $850 million early retirement of debt and the $57 million cost associated with the call premiums.

During the second quarter of 2006, FSL, Inc. announced the redemption of its $400 million aggregate principal amount of floating rate notes due 2009 (“Predecessor Floating Rate Notes”). The redemption took place on July 17, 2006 at a redemption price equal to 102% of the principal amount of the Predecessor Floating Rate Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the Predecessor Floating Rate Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. FSL, Inc. incurred a charge of $15 million to interest expense in the third quarter of 2006 in connection with the redemption, $7 million of which is a non-cash charge associated with the recognition of unamortized debt issuance costs. Funds from the short-term investment portfolio were used to finance the $400 million early redemption and the $8 million cost associated with the call premium.

During the fourth quarter of 2005, FSL, Inc. settled interest rate swap contracts related to the Predecessor Floating Rate Notes at a cost of $21 million. The amounts paid were reflected as additions to the respective notes’ balances and were being amortized to interest expense over the term of the respective notes. When the notes were redeemed in December 2006, the amortization was accelerated and the remaining settled swap balances were fully expensed to Merger expenses in the accompanying audited Consolidated Statements of Operations.

(5) Risk Management

Foreign Currency Risk

As a multinational company, our transactions are denominated in a variety of currencies. We have implemented a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of our subsidiaries. We use financial instruments to hedge, thereby attempting to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. We intend to use hedge instruments that are effective at reducing the risk associated with the exposure being hedged and these instruments must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

Our strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on management’s assessment of risk. Almost all of our non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. We use forward contracts and options to hedge these currency exposures. In addition, we hedge some firmly committed transactions, and expect that we may hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of our exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2007 and 2006, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $561 million and $555 million, respectively, which are accounted for at fair value. The fair value of the forward contracts was a net unrealized gain of $10 million and $2 million at December 31, 2007 and 2006, respectively. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2007 and 2006:

Buy (Sell)	December 31, 2007	December 31, 2006
Malaysian Ringgit	$53	$20
British Pound	$19	$52
Japanese Yen	$17	$(31)
Israeli Shekel	$12	$31
Euro	$(18)	$101
Danish Kroner	$(415)	$(290)

Fair Value Hedges

At December 31, 2007, we had fair value hedges with an aggregate notional amount of less than $1 million and a fair value of less than $1 million. At December 31, 2006, we had fair value hedges with an aggregate notional amount of $8 million and a fair value amount of less than $1 million.

Cash Flow Hedges

At December 31, 2007, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $168 million and a fair value of $3 million. At December 31, 2006, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $81 million and a fair value amount of $3 million.

Commodity Price Risk

During the second quarter of 2006, we instituted a gold hedging program which incorporates the use of financial derivative instruments to hedge our exposure to material increases in gold wire prices caused by changes in the spot price of gold bullion. At December 31, 2007, the estimated gross fair value associated with our outstanding gold wire hedge contracts was less than $1 million, and the forward contracts entered into had a notional amount of 19,000 Toz.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. Since December 1, 2006, we have entered into interest rate swap agreements with a notional amount of $900 million to hedge a portion of our $4.0 billion floating rate debt through December 1, 2009. The interest rate swap agreements expire in December 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.78%, and in turn, receive variable interest payments based on 3-month LIBOR (5.12% at December 31, 2007) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. The interest rate swap agreements are designated and qualify as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the interest rate swap agreements are accounted for as an asset or a liability in the accompanying audited Consolidated Balance Sheet at fair value. The fair values of our interest rate swap agreements were estimated based on the yield curve at December 31, 2007 and represent their carrying values. At December 31, 2007, we recorded an unrealized after-tax loss of $11 million in other comprehensive income (loss) related to the change in fair value on the interest rate swap agreements. The fair value of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in the accompanying audited Consolidated Statements of Operations if certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity.

Counterparty Risk

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate.

(6) Employee Benefit and Incentive Plans

Stock and Equity-based Compensation

Prior to the closing of the Merger, FSL, Inc. had several stock-based employee compensation plans. FSL, Inc. provided an employee stock purchase plan (“ESPP”) and made awards of stock options and RSUs. Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). We have elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the Predecessor Period and the Successor Period (as applicable) includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock and equity-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of our stock and equity-based awards (including non-qualified stock options and Predecessor stock options, RSUs and ESPP shares), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), earnings before income taxes and cumulative effect of accounting change was reduced by $43 million, $3 million and $135 million, and net earnings was reduced by $38 million, $3 million and $123 million in the year ended December 31, 2007, the Successor Period and the Predecessor Period, respectively. The implementation of SFAS No. 123(R) had a $22 million impact on cash flows from financing and operating activities during the Predecessor Period in 2006, respectively, for excess tax benefits recognized in association with stock option exercises and RSU vesting in certain foreign locations.

Our actual and pro forma stock-based compensation expense is presented below:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Included in reported operating earnings:
Cost of sales	$4	$—	$33	$14
Selling, general and administrative	39	3	47	19
Research and development	5	—	46	18
Merger and separation expenses	—	—	297	—

Total	48	3	423	51

Incremental pro forma:
Cost of sales	—	—	—	20
Selling, general and administrative		—	—	29
Research and development	—	—	—	30

Total	—	—	—	79

Actual/pro forma stock-based employee compensation expense	$48	$3	$423	$130

The Predecessor pro forma amounts above include the impact of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan.

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the accompanying Consolidated Statements of Operations in the first quarter of 2006 as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Successor

Stock and Equity-based Compensation Plans

Non-qualified and Rollover Options

In connection with the Merger, we adopted a new stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of our common stock. The Company has issued approximately 18 million non-qualified stock options in Holdings I (“2006 Options”), with an exercise price of $7.00 per share, to management pursuant to the 2006 Management Incentive Plan. The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the Investors Agreement dated December 1, 2006. As of December 31, 2007, we had approximately $47 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2007	Period from December 2 through December 31, 2006
Weighted average grant date fair value per share	$3.36	$4.01
Weighted average assumptions used:
Expected volatility	56.1%	55.0%
Expected lives (in years)	5.88	6.25
Risk free interest rate	4.6%	4.4%
Expected dividend yield	—%	—%

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

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2007 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2007	15,143	$6.25	9	$11,365
Granted	7,040	$7.00
Terminated, cancelled or expired	(2,146)	$6.75
Exercised	—	$—

Balance at December 31, 2007	20,037	$6.46	9	$8,489

Under the 2006 Management Incentive Plan, we also issued fully-vested options (“Rollover Options”), to purchase approximately 4.2 million shares of our common stock, in exchange for approximately 740 thousand fully-vested Predecessor options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options was determined based on a formula that maintained the intrinsic value of the Predecessor options and maintained the fair value of the award before and after conversion. Using the closing price of the Predecessor’s common stock at the closing of the Merger, the average price for the Rollover Options was $4.31 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the Predecessor options.

The Rollover Options are considered temporary equity under the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’,” due to having a contingent cash-settlement feature upon the death or disability of the option holder and the awards having intrinsic value as of December 1, 2006 (the “Grant Date”). As such, the Grant Date intrinsic value of approximately $11 million recognized in additional paid-in capital should be considered temporary equity of the Company.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common stock in the form of stock-based awards to key employees. As of December 31, 2007, approximately 4.3 million non-qualified stock options (“2007 Options”), with an exercise price of $7.00 per share, have been issued to key employees. The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options grant date. As of December 31, 2007, we had approximately $10 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted during 2007 was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year Ended December 31, 2007
Weighted average grant date fair value per share	$3.57
Weighted average assumptions used:
Expected volatility	57.3%
Expected lives (in years)	6.04
Risk free interest rate	4.6%
Expected dividend yield	—%

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

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2007 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2007	—	$—	—	$—
Granted	4,332	$7.00
Terminated, cancelled or expired	(339)	$7.00
Exercised	—	$—

Balance at December 31, 2007	3,993	$7.00	9	$—

Class B Interests

In connection with the Merger, our Parent adopted a new equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Freescale Holdings L.P. were issued to 13 individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale Holdings L.P. (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006. During 2007, approximately 6 thousand Class B interests became vested upon the termination of one participant, and concurrently, approximately 24 thousand Class B interests were forfeited. At December 31, 2007, we had approximately $85 million in unamortized expense related to Class B Interests, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the Class B Interests was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Period from December 2 through December 31, 2006
Weighted average grant date fair value per share	$497.00
Weighted average assumptions used:
Expected volatility	53.0%
Expected lives (in years)	5.00
Risk free interest rate	4.4%
Expected dividend yield	—%

RSUs

Under the terms of the 2006 Management Incentive Plan, RSUs have been granted to certain members of management and key employees. The grants are rights to receive shares of our common stock on a one-for-one basis and vest 25% on each of the first, second, third and fourth anniversaries of the grant date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period. As of December 31, 2007, we had approximately $6 million in unamortized expense, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years in additional paid-in capital.

A summary of changes in RSUs outstanding during the year ended December 31, 2007 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2007	—
Granted	1,355
Vested	(3)
Terminated, cancelled or expired	(107)

Non-vested RSU balance at December 31, 2007	1,245

Other

In connection with the Merger, certain Predecessor fully-vested stock options and partially vested RSUs were exchanged for similar cash-settled liability awards. In accordance with SFAS No. 123(R), we reclassified these previously equity classified awards to accrued liabilities based on their December 1, 2006 market value. The cash-settled liability awards exchanged for Predecessor RSUs will continue to vest through the second anniversary of their original grant date. The aggregate market value of these awards was approximately $34 million as of December 31, 2007.

Predecessor

Stock-based Compensation Plans

Prior to the Distribution, compensation expense, if any, relating to Motorola options and RSUs held by our employees was allocated by Motorola to FSL, Inc. on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by our employees were converted to options to acquire Class A common stock of FSL, Inc. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and maintained the fair value of the grant before and after the conversion. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and FSL, Inc. shares of stock, we issued a total of approximately 23 million unvested FSL, Inc. stock options at an average exercise price of $9.91 per share. These issuances maintained the original fair value calculated at their original grant date from Motorola. Any related compensation expense (or pro forma compensation expense) continued to be recognized (or disclosed) over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

All unvested Motorola restricted stock units held by our employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of FSL, Inc. A total of approximately 350 thousand restricted stock units at $17.93 were issued at the Distribution Date. The compensation expense related to these reissued restricted stock units were recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”). The 2004 Omnibus Plan permitted stock option grants, annual management incentive awards, stock grants, restricted stock grants, RSU grants, performance stock grants, performance cash awards, SARs, and cash awards. The aggregate number of shares of the Company’s Class A common stock that could be issued under the 2004 Omnibus Plan was not to exceed 48 million.

On April 29, 2005, we adopted the Omnibus Incentive Plan of 2005 (the “2005 Omnibus Plan”). Upon adoption of the 2005 plan, FSL, Inc. ceased making grants under the 2004 Omnibus Plan, except for awards made from expired, forfeited or cancelled shares. The 2005 Omnibus Plan permits grants of stock options, SARs, restricted stock, RSUs, performance stock, performance RSUs, performance cash awards, annual management incentive awards and other stock or cash awards. The aggregate number of shares of FSL, Inc. Class A common stock that could be issued under the 2005 Omnibus Plan was not to exceed 30 million. The number of shares that could be issued under the 2005 Omnibus Plan for awards other than stock options or SARs was not to exceed 20 million. On December 1, 2006, the effective date of the Merger, we ceased making grants under the 2005 Omnibus Plan.

Stock Options

The exercise price of each stock option granted under our 2005 Omnibus Plan equaled 100% of the market value of the common stock on the date of grant. The majority of the options had a contractual life of seven years and vested ratably over four years from the date of grant. Stock options granted under the former 2004 Omnibus Plan had the same characteristics as the 2005 Omnibus Plan, with the exception that the shares vested ratably over a period of three as opposed to four years from the date of grant, and they had a contractual life of ten years as opposed to seven. The exercise of stock options was satisfied with shares of treasury stock to the extent available. Any compensation expense was recognized on a straight-line basis over the employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

The fair value of each option granted prior to the closing of the Merger was estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Weighted average grant date fair value per share	$13.31	$10.80
Weighted average assumptions used:
Expected volatility	44.0%	62.0%
Expected lives (in years)	4.90	5.00
Risk free interest rate	4.9%	3.9%
Expected dividend yield	—%	—%

A summary of changes in stock options outstanding during the Predecessor Period is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2006	31,567	$13	7	$383
Granted	1,708	$30
Terminated, cancelled or expired	(2,880)	$18
Exercised	(8,667)	$12
Paid out at Merger closing	(21,728)	$14

Balance at December 1, 2006	—	$—	—	$—

The total intrinsic value of options exercised during the Predecessor Period and 2005 was approximately $179 million and $87 million, respectively. The total intrinsic value of options that were paid for in conjunction with the closing of the Merger was approximately $559 million. We recorded in Merger expenses a non-cash charge for stock compensation expense of approximately $81 million in the Predecessor Period as a result of the acceleration of vesting of all options in connection with the Merger. Cash received from stock option exercises was approximately $102 million during the Predecessor Period.

Restricted Stock Units

RSU grants were rights to shares of FSL, Inc. Class A common stock. The grants were restricted and therefore subject to substantial risk of forfeiture and to restrictions on sale or other transfer by the employee. RSUs were converted to shares of Class A common stock upon vesting on a one-for-one basis. The RSUs vested ratably over a four-year period and were not entitled to dividends or voting rights, if any, until they were vested. The cost of the RSU awards was determined using the fair value of FSL, Inc. Class A common stock on the date of grant, net of expected forfeitures, and compensation expense was recognized on a straight-line basis over the employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

During the second quarter of 2006, we granted performance-based RSUs to certain employees under the 2005 Omnibus Plan. The number of RSUs that could be earned pursuant to such awards ranged from none to twice the number of target RSUs established at the grant date based upon achievement of specified levels of our 2006 net sales. The performance RSUs, to the extent earned, vested over a two-year service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized. All other terms and restrictions were generally consistent with other RSUs granted by the Company.

All unvested Motorola RSUs held by our employees on the date of Distribution were cancelled and reissued as RSUs for Class A common stock of FSL, Inc. A total of approximately 350 thousand RSUs were issued at $17.93 per share at the Distribution Date. The compensation expense related to these RSUs continued to be recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized. A summary of changes in RSUs outstanding during the Predecessor Period is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Non-vested RSU balance at January 1, 2006	10,871	$17	2	$274
Granted	4,879	$31
Vested	(14,771)	$18
Terminated, cancelled or expired	(979)	$19

Non-vested RSU balance at December 1, 2006	—	$—	—	$—

The total intrinsic value of restricted stock vested during the Predecessor Period and 2005 was approximately $76 million and $39 million, respectively. We recorded in Merger expenses a non-cash charge for stock compensation expense of approximately $216 million in the Predecessor Period as a result of the acceleration of vesting of all restricted stock in connection with the Merger.

Employee Stock Purchase Plan

We initiated an Employee Stock Purchase Plan (“ESPP”) after the Distribution. Prior to the closing of the Merger, under the ESPP, eligible participants were allowed to purchase shares of the Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share was 85% of the lower of the fair market value of FSL, Inc.’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The ESPP had two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The issuances of Class A common stock under the ESPP were satisfied with shares of treasury stock to the extent available. The aggregate number of shares of FSL, Inc. Class A common stock that could be issued under the ESPP was not to exceed 6 million.

Compensation expense was measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

Period from January 1 through December 1, 2006
Weighted average grant date fair value per share	$2.93
Weighted average assumptions used:
Expected volatility	36.0%
Expected lives (in years)	0.50
Risk free interest rate	4.4%
Expected dividend yield	—%

We treated the ESPP as a compensatory plan and have recorded compensation expense of approximately $12 million in the Predecessor Period in accordance with SFAS No. 123(R). During the Predecessor Period, our employees purchased 2.7 million shares at a weighted-average price of $22.60 per share. Cash used to purchase these shares totaled approximately $61 million in the Predecessor Period. Pursuant to the terms of the Merger Agreement, the ESPP was terminated prior to the closing of the Merger.

Effect of Adopting SFAS No. 123(R)

The following is the effect of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan in connection with the adoption of SFAS No. 123(R) as of January 1, 2006 (in millions):

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Stock-option compensation expense recognized:
Cost of sales	$2	$—	$13
Selling, general and administrative	38	3	20
Research and development	3	—	21
Merger and separation expenses	—	—	81

Total reduction in operating earnings before income taxes and cumulative effect of accounting change	$43	$3	$135
Income tax benefit	(15)	—	(5)
Cumulative effect of accounting change, net of income tax expense	—	—	(7)

Total decrease in net earnings	$28	$3	$123

Prior Period Pro Forma Presentations

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on net earnings for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to January 1, 2006:

Year Ended December 31, 2005
Net earnings, as reported	$563
Plus: stock-based employee compensation expense included in reported earnings, net of income tax expense	46
Less: stock-based employee compensation expense determined under the fair-value method for all awards, net of income tax expense
Cost of sales	(31)
Selling, general and administrative	(44)
Research and development	(44)

Net earnings, pro forma	$490

Defined Contribution Plans

We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution.

Under our defined contribution plans, matching contributions totaled $37 million in 2007, $3 million in the Successor Period, $39 million in the Predecessor Period and $42 million in 2005.

Incentive Plans

In conjunction with the IPO, we adopted an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. Management incentive awards will be paid out of an incentive pool equal to 5% of our consolidated Operating earnings for each calendar year. In conjunction with this awards program, FSL, Inc. established the Freescale Bonus Plan. FSL, Inc. plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool subject to adjustment in the sole discretion of us. We recognized expense of $72 million in 2007, $11 million in the Successor Period, $91 million in the Predecessor Period and $152 million in 2005 related to this plan.

Pension and Postretirement Benefit Plans

Effective as of December 31, 2007, we adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and that changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007. The measurement date for all U.S. and non-U.S. plans was December 31, 2007. Therefore, the change in measurement date had an insignificant impact on the projected benefit obligation and accumulated other comprehensive income (loss). The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of December 30, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred tax assets	$—	$(21)	$(21)
Other long-term assets	$—	$3	$3
Other long-term liabilities	$437	$(56)	$381
Accumulated other comprehensive income (loss)	$10	$38	$48

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of FSL, Inc.’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and FSL, Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 6,100 non-U.S. employees.

Net periodic benefit cost for pension plans was $11 million, $10 million and $9 million in 2007, 2006 and 2005, respectively. Our contributions to these plans aggregated $5 million, $5 million and $7 million in 2007, 2006 and 2005, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Discount rates	4.10%	3.70%
Expected return on plan assets	5.70%	5.70%
Rate of compensation increase	2.70%	2.80%

The accumulated benefit obligation for all defined benefit plans was $94 million and $86 million at December 31, 2007 and 2006, respectively. Our obligations and assets for the pension plans were previously valued three months before the year-end. Due to the necessity of obtaining the valuation of the benefit plans as a result of purchase accounting in connection with the Merger, the measurement date for 2006 is as of December 1, 2006, the effective date of the Merger, and it is as of December 31, 2007 for the current year. The net projected benefit obligation of these plans was $108 million and $106 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, plan assets of approximately $84 million and $76 million, respectively, were principally invested in equity, debt and guaranteed investment securities. The fair value of plan assets was compared to the projected benefit obligation (“PBO”) at the effective date of the Merger. The excess PBO over the fair value of plan assets was used as the basis of the purchase accounting adjustment. The balance of the benefit obligations at the effective date of the Merger was adjusted to reflect the excess PBO. The total purchase price adjustment to the pension plan liabilities was $7 million. In addition, we have a pension plan obligation whereby the plan assets exceed the benefit obligation. The asset balance increased $8 million in purchase accounting to reflect the increase in the fair value of plan assets in excess of the PBO.

Postretirement Health Care Benefits

Certain retiree benefits are available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, FSL, Inc. assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by FSL, Inc. was $118 million, and these benefits were frozen at the Distribution Date.

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Service cost	$1	$—	$1	$1
Interest cost	11	1	13	13
Net amortization of losses	—	—	6	8

Post-retirement expense	$12	$1	$20	$22

Our obligation for the Post-retirement Healthcare Plan was previously valued three months before the year-end. Due to the necessity of obtaining the valuation of the benefit plans as a result of purchase accounting in connection with the Merger, the measurement date for 2006 is as of December 1, 2006, the effective date of the Merger, and it is as of December 31, 2007 for the current year. Our obligation consists of an accumulated benefit obligation (“ABO”) and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Benefit obligation:
Beginning of year	$201	$206	$268	$227
Service cost	1	—	1	1
Interest cost	11	1	13	13
Actuarial loss (gain)	(39)	(4)	(43)	42
Plan amendments	—	—	(15)	—
Benefits paid, net	(10)	(2)	(18)	(15)

	$164	$201	$206	$268

Benefit payments, which reflect expected future service, are estimated to be $12 million in 2008, $13 million in 2009, $14 million in 2010, $15 million in 2011, $15 million in 2012 and $75 million thereafter.

Our obligation and assets related to the Post-retirement Heathcare Plan were valued at fair value as of the effective date of the Merger. The purchase accounting adjustment is calculated as follows:

Benefit obligation at fair value (5.50%)	$206
Assets held by plan, at fair value	—

Excess of benefit obligations over assets	206
Less: previously recorded plan obligation by Predecessor	(125)

Adjustment to increase plan obligation	$81

The weighted average assumptions for these retiree medical benefits as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Discount rate	6.00%	5.75%
Assumed health care trend rate for next year	10.03%	10.76%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan. At December 31, 2007, the discount rate was 6.00%. As a result of the increase in the discount rate from 5.75% at December 31, 2007 to 6.00% at December 31, 2007, the accrued benefit obligation decreased $43 million.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2007 costs by $1 million and increase the benefit obligation at December 31, 2007 by $8 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2007 costs by $0 and decrease the benefit obligation at December 31, 2007 by $7 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2007	December 31, 2006
Benefit obligation	$(164)	$(201)
Fair value of plan assets	—	—

Funded status	(164)	(201)
Fourth quarter contributions	—	—
Unrecognized prior service cost	—	—
Unrecognized net gain	(43)	(5)

Accrued benefit	$(207)	$(206)

(7) Income Taxes

Components of earnings (loss) before income taxes are as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
United States	$(2,792)	$(2,574)	$124	$341
Foreign	293	53	288	272

	$(2,499)	$(2,521)	$412	$613

Components of income tax expense (benefit) are as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Current:
United States	$—	$—	$—	$—
Foreign	43	(1)	11	21
Tax repatriation charge (1)	—	—	—	15

Total current	43	(1)	11	36
Deferred:
United States	$(915)	$(139)	$(4)	$—
Foreign	(14)	6	19	14

Total deferred	(929)	(133)	15	14

Total provision for income taxes	$(886)	$(134)	$26	$50

(1)    In the calendar year 2005, the Company recorded $15 million of taxes associated with the repatriation of $354 million in foreign earnings from foreign subsidiaries under the American Jobs Creation Act of 2004, thereby increasing our effective tax rate in 2005 by 2%.

In 2007, cash received for tax refunds offset cash paid for taxes. Cash paid for taxes, net of cash received for tax refunds, was less than $1 million in the Successor Period in 2006, $45 million in the Predecessor Period in 2006 and $21 million in 2005.

During the Predecessor Period, FSL, Inc. did not recognize tax benefits for deferred tax assets in the United States and certain foreign jurisdictions because FSL, Inc. determined that it was more likely than not that these deferred tax assets would not be realized based on consideration of all available evidence. This assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.

Differences between the income tax provision computed at the U.S. federal statutory tax rate of 35% and the actual income tax provision are noted below:

	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
U.S. statutory rate	35%	35%	35%	35%
Foreign rate differential	1	—	(11)	(7)
Unrepatriated foreign earnings	(2)	—	18	24
Export trade benefit	—	—	(3)	(9)
Valuation allowance on deferred taxes	(1)	—	(10)	(28)
Research credits	2	2	(22)	(10)
Motorola utilization of tax positions	—	—	—	(4)
In-process research and development	—	(32)	—	—
Other	—	—	(1)	7

	35%	5%	6%	8%

We recorded a benefit in the Successor Period related to the extension of the research and development tax credit in the U.S. through December 31, 2007; this extension was related to legislation enacted in December 2006.

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays, which expire in whole or in part during 2008 through 2013. These tax holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $47 million, $55 million and $24 million for 2007, 2006 and 2005, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2007	December 31, 2006
Inventory	$123	$(3)
Employee benefits	126	63
Sales, bad debt and warranty reserves	51	35
Deferred revenue	8	8
Environmental reserves	17	17
Investments	15	15
Depreciation	(58)	(126)
Capitalized research and development	184	235
Other capitalized items	(1,301)	(1,918)
Tax carryforwards	708	507
Other, net	—	47
Undistributed foreign earnings	(549)	(487)
Valuation allowance	(129)	(112)

Net deferred tax liabilities	$(805)	$(1,719)

Subsequent to the Merger, we intend to repatriate all foreign subsidiary earnings and no longer designate undistributed earnings of foreign subsidiaries for permanent reinvestment. Foreign subsidiary earnings may be distributed substantially free of additional taxes given the tax provisions accrued on undistributed earnings.

Gross deferred tax assets were $1.2 billion and $1.1 billion at December 31, 2007 and 2006, respectively. Gross deferred tax liabilities were $2.0 billion and $2.7 billion at December 31, 2007 and 2006, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2007	December 31, 2006
Other current assets	$243	$107
Other assets	(1)	60
Accrued liabilities	67	(28)
Deferred tax liabilities	(1,114)	(1,858)

Net deferred tax liabilities	$(805)	$(1,719)

At December 31, 2007 and 2006, we had valuation allowances of $70 million and $61 million against certain of our deferred tax assets in the U.S., and valuation allowances of $59 million and $51 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. As a result of the Merger, FSL, Inc. recorded significant acquired intangibles for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting. Since these taxable temporary differences will reverse within the carryforward period for the existing deferred tax assets, we reduced our valuation allowance accordingly in conjunction with purchase accounting.

At December 31, 2007, we had U.S. federal net operating losses of $1.2 billion, which expire during the years 2009 through 2027; state net operating losses of $377 million, which expire in the years 2008 through 2026; and foreign net operating losses of $196 million, which expire starting in 2011. We had U.S. federal research credits of $146 million, which expire in the years 2008 through 2027; state research credits of $73 million, which expire in the years 2009 through 2027; and foreign credits of $3 million, which expire starting in 2015. We also had foreign tax credits of $119 million, which expire in the years 2012 through 2017.

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized an increase of $5 million in the liability for unrecognized tax benefits. The increase in the liability resulted in a $5 million increase in goodwill in the first quarter of 2007. As of January 1, 2007, after the implementation of FIN 48, unrecognized tax benefits were $155 million. As of December 31, 2007, unrecognized tax benefits were $194 million. The amount, if recognized, that would be reflected as an adjustment to income tax (benefit) expense is approximately $47 million. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2007 we accrued $2 million additional interest, and as of December 31, 2007, we had accrued interest and penalties of $8 million.

With few exceptions, we are not subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

For the year ended December 31 2007, the total amount of unrecognized tax benefits was as follows:

Balance as of January 1, 2007	$155
Tax positions related to the current year:
Additions	26
Reductions	—
Tax positions relation to prior year:
Additions	19
Reductions	(4)
Settlements	—
Lapses in statutes of limitations	(2)

Balance as of December 31, 2007	$194

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2025. Rental expense, net of sublease income, for the years ended December 31, 2007, 2006 and 2005 was $36 million, $45 million and $58 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2007 are $36 million, $31 million, $28 million, $22 million and $21 million, respectively, and $67 million thereafter. Minimum sublease income on operating leases is approximately $7 million in 2008, $6 million in 2009, $4 million in 2010, $4 million in 2011 and $1 million in 2012. Currently, there is no minimum sublease income scheduled beyond 2012.

As of December 31, 2007 and 2006, we had $42 million and $37 million, respectively, in capital lease obligations. We recorded $19 million, $26 million and $19 million in capital lease obligations in 2007, 2006 and 2005, respectively. Future minimum lease payments under capital leases for each of the five years subsequent to December 31, 2007 are $20 million, $14 million, $8 million, $3 million and $1 million, respectively, and $1 million thereafter.

Other Commitments

In December 2006, we entered into a joint technology development agreement relating to the development of complimentary metal oxide semiconductor (CMOS) and silicon-on-insulator (SOI) technologies, as well as advanced semiconductor research and development enablement transitions to the 45 nanometer generation. The agreement obligates us to the next year’s worth of payments on a rolling basis, which totals $53 million as of December 31, 2007. Pursuant to our continued participation, there is a potential for aggregate payments of approximately $215 million through the expiration date of December 2010.

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2007, our commitment is $76 million through April 2008.

We have multi-year commitments under various software, service and supply contracts requiring payments for each of the five years subsequent to December 31, 2007 of $140 million, $60 million, $54 million, $43 million and $19 million, respectively, and $10 million thereafter.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, FSL, Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against FSL, Inc. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature, the actual costs that will be incurred could differ from the amounts accrued. Accruals at December 31, 2007 and 2006 were $46 million and $47 million, respectively, the majority of which are included in other long-term liabilities on the Consolidated Balance Sheet, with related charges / (reversals) to Successor operating earnings in 2007 of $1 million and to Predecessor operating earnings of $3 million during 2006 and $(4) million during 2005. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, FSL, Inc. will indemnify Motorola for certain liabilities related to our business incurred prior to its separation from Motorola.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. As a result of the terms of its separation from Motorola, FSL, Inc. may be responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our financial position, results of operations or cash flow.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our financial position, results of operations, or cash flow.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At December 31, 2007, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At December 31, 2007 we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2007, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

(9) Asset Impairment Charges

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets to be held and used by comparing the carrying value of the assets to the estimated future net undiscounted cash flows expected to be generated by the assets. An asset is considered impaired if the carrying value of the asset is greater than its estimated future net undiscounted cash flows.

We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value of the assets is the quoted market price, if available, or the value of the assets calculated using valuation techniques that we believe are most appropriate under the circumstances, including discounted cash flow analysis. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. The cash flows are discounted using a rate determined by management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities. We project cash inflows and outflows until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.

During the fourth quarter of 2007, we began discussions regarding an existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the developed technology, customer relationship and trademark / tradename intangible assets associated with our wireless business. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with SFAS No. 144. We determined that the net book value of approximately $724 million related to the assets referenced above exceeded the future undiscounted cash flows attributable to such intangible assets. As a result we performed an analysis utilizing discounted future cash flows related to the specific intangible assets referenced above to determine the fair value of each of the respective assets. We determined a $449 million impairment existed, which was recorded in 2007 as impairment of intangible assets in our Consolidated Statements of Operations.

Asset impairment charges of $24 million, $8 million and $1 million have been included in cost of sales and reorganization of businesses and other in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007, the Predecessor Period in 2006 and the year ended December 31, 2005, respectively. Of the $24 million in impairment charges during 2007, $20 million was related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was triggered by management’s decision to sell our related assets by entering into an agreement in December 2007. Impairment charges of approximately $4 million related to certain assets previously held-for-sale was also included in reorganization of businesses and other in 2007. The 2006 charge relates primarily to adjusting the value of property held by a foreign subsidiary to fair value. The 2005 charges primarily relate to a customer decision to discontinue utilizing certain products we provide.

(10) Reorganization of Businesses and Other

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

The total Predecessor net gains from the disposal of assets held for sale were $7 million and $1 million for the years ended December 31, 2006 and 2005, respectively. During 2006, we sold a building located in Austin, Texas, and during 2005, we sold all of our property located in West Creek, Virginia.

We entered into an agreement in 2005 with a customer to settle all potential claims by us related to the customer’s decision to discontinue utilizing certain products we provided. We have no continuing obligations under the agreement. We were paid $17 million, which was recorded during 2005 under reorganization of businesses and other in the accompanying Consolidated Statements of Operations.

Year Ended December 31, 2007

Asset Impairment Charges

During the year ended December 31, 2007, impairment charges of $20 million were included in reorganization of businesses and other related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. In connection with the conclusion of the research and manufacturing alliance in Crolles, France, we also recorded $5 million in exit costs, which we expect to pay in the first quarter of 2008. We also recorded impairment charges of approximately $4 million on certain assets previously held-for-sale.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2007 December 31, 2007 of the accruals established related to the Second Quarter 2007 Reorganization of Business Program:

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2007	Charges	Adjustments	2007 Amounts Used	Accruals at December 31, 2007
Manufacturing	$—	$15	$1	$6	$8
General and administrative	—	13	—	8	5
Research and development	—	8	—	7	1

Total	$—	$36	$1	$21	$14

Related headcount	—	680	—	580	100

During 2007, 580 employees were separated from the Company. The $21 million used reflects initial cash payments made to these separated employees through December 31, 2007. For these separated employees, as well as the remaining 100 employees, $14 million will be paid by June 30, 2008.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the joint development agreement associated with our 300-millimeter strategy signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2007 to December 31, 2007:

(in millions, except headcount)	Accruals at January 1, 2007	Adjustments	2007 Amounts Used	Accruals at December 31, 2007
Employee Separation Costs
Selling, general and administrative	$7	$—	$5	$2
Research and development	18	—	9	9

Total	$25	$—	$14	$11

Related headcount	280	—	230	50

Relocation and Exit Costs	$11	$—	$7	$4

During, 230 employees were separated from the Company. The $21 million used reflects initial cash payments made to these separated employees through December 31, 2007. This program will be concluded and final payments made to the 230 separated employees, as well as the remaining 50 employees, by March 31, 2008.

Year Ended December 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to December 1, 2006 of the accruals established related to the 2005 employee separation program discussed above.

	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at December 1, 2006
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$(5)	$(9)	$—

Related headcount	270	—	—	—	(80)	(190)	—

As of the end of the third quarter of 2006, we paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Year Ended December 31, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, we recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under reorganization of businesses and other in the accompanying audited Consolidated Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2005 employee separation program discussed above:

	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at December 31, 2005
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$(2)	$14

Related headcount	—	—	350	—	—	(80)	270

During 2005, 80 non-manufacturing employees were separated from us. We paid $2 million of separation costs in the fourth quarter of 2005. The remaining payments under this program were concluded during the first nine months of 2006, with any unused amounts recorded as a reduction to reorganization of businesses and other.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to further reduce costs through an employee separation program. As a result, during 2005, we recorded net charges of $7 million; of which net reversals of $(3) million was included in cost of sales and $10 million was recorded under reorganization of businesses and other in the accompanying audited Consolidated Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2004 employee separation program discussed above:

	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at December 31, 2005
Employee Separation Costs (in millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$(6)	$—	$(12)	$—
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative, Research and development	42	—	11	—	(1)	(51)	1

Total	$70	$3	$11	$(6)	$(1)	$(76)	$1

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During 2005, 690 employees were separated from us resulting in $76 million in initial cash payments made to these separated employees. For these separated employees, of which 430 were manufacturing employees and 260 were non-manufacturing employees, an additional $1 million was paid in the first quarter of 2006 for healthcare costs and severance payments. The remaining accrual balance was reversed to cost of sales in the fourth quarter of 2005.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

In connection with the Merger, we paid affiliates of the Sponsors $185 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Merger.

We also have management agreements with affiliates or advisors of the Sponsors and other investors in the Parent pursuant to which the Sponsors and other investors in the Parent or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) will provide management and advisory services to us until the tenth anniversary of the consummation of the Merger. Pursuant to the agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors may receive additional compensation for investment banking or other advisory services provided to the Company by the

Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction. The management agreements include customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the agreement provides that the Advisors would receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. For the year ended December 31, 2007 and the Successor Period in 2006, we recorded management fees of $29 million and $2 million, respectively, in selling, general and administrative expense.

(12) Information by Geographic Region

	Net Sales*				Assets		Property Plant & Equipment
	Successor		Predecessor
	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005	Years Ended December 31,		Years Ended December 31,
					2007	2006	2007	2006
United States	$1,493	$139	$1,626	$1,673	$12,284	$14,754	$1,559	$1,714
Singapore	1,800	222	1,870	1,523	228	325	—	—
Hong Kong	745	62	667	1,005	136	176	3	20
Germany	639	51	620	653	86	152	37	39
Japan	282	34	335	288	256	283	137	152
France	197	11	189	212	514	652	76	470
United Kingdom	158	11	149	112	167	145	117	150
Sweden	61	6	70	73	6	14	—	—
Taiwan	66	5	65	63	19	9	—	—
China	—	3	16	21	489	484	259	331
Malaysia	—	—	—	—	542	489	289	293
Other nations	281	21	187	220	390	256	40	63

	$5,722	$565	$5,794	$5,843	$15,117	$17,739	$2,517	$3,232

* As measured by the location of the revenue-producing operations

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2007 and 2006:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions (1)	Balance at end of period
Successor:
December 31, 2007
Allowance for doubtful accounts	$—	$4	$(2)	$2
Product and service warranties	$10	$8	$(4)	$14
December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—
Product and service warranties	$10	$—	$—	$10

Predecessor:
December 1, 2006
Allowance for doubtful accounts	$5	$5	$(5)	$5
Product and service warranties	$7	$5	$(2)	$10
(1) Accrual usage

(14) Quarterly and Other Financial Data (unaudited)

2007 Operating Results	4th	3rd	2nd	1st
Net sales	$1,539	$1,446	$1,376	$1,361
Gross margin	$613	$577	$567	$144
Operating loss	$(595)	$(202)	$(268)	$(654)
Net loss	$(525)	$(261)	$(288)	$(539)

	Successor		Predecessor
2006 Operating Results	4th	Period from December 2 through December 31, 2006	Period from September 30 through December 1, 2006	3rd	2nd	1st
Net sales	$1,615	$565	$1,050	$1,619	$1,599	$1,526
Gross margin	$562	$115	$447	$746	$735	$691
Operating (loss) earnings	$(2,809)	$(2,465)	$(344)	$265	$251	$207
Net (loss) earnings	$(2,723)	$(2,387)	$(336)	$257	$260	$212

(15) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, in connection with the Merger, we issued $5.95 billion aggregate principal amount of the outstanding Senior Notes and outstanding Senior Subordinated Notes as described in Note 4. The Senior Notes are jointly and severally guaranteed on an unsecured, senior basis, and the Senior Subordinated Notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies (“Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligation. As of the issue date, none of our foreign subsidiaries guarantee the Senior Notes, Senior Subordinated Notes or Credit Facilities (“Non-Guarantors”). In the future, subsidiaries may be required to guarantee the Senior Notes and/or the Senior Subordinated Notes if and to the extent they guarantee the Credit Facilities.

The following tables present our financial position, results of operations and cash flows of FSL, Inc., the Parent, Guarantors Subsidiaries, Non-Guarantors Subsidiaries and Eliminations as of December 31, 2007 and 2006 and for the year ended December 31, 2007, the Successor Period, the Predecessor Period and the year ended December 31, 2005 to arrive at the information for us on a consolidated basis:

Predecessor

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$7,307	$7,650	$(9,235)	$5,722
Cost of sales	—	—	5,836	7,220	(9,235)	3,821

Gross margin	—	—	1,471	430	—	1,901
Selling, general and administrative	6	—	918	242	(513)	653
Research and development	—	—	766	373	—	1,139
Amortization expense for acquired intangible assets	—	—	1,310	—	—	1,310
Reorganization of businesses and other	—	—	17	47	—	64
Impairment of intangible assets	—	—	449	—	—	449
Merger expenses	—	—	5	—	—	5

Operating loss	(6)	—	(1,994)	(232)	513	(1,719)
Other (expense) income, net	(1,607)	(1,607)	(519)	531	2,422	(780)

(Loss) earnings before income taxes	(1,613)	(1,607)	(2,513)	299	2,935	(2,499)
Income tax (benefit) expense	—	—	(906)	20	—	(886)

Net (loss) earnings	$(1,613)	$(1,607)	$(1,607)	$279	$2,935	$(1,613)

Successor Supplemental Condensed Consolidating Statement of Operations Period from December 2, 2006 through December 31, 2006
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$653	$713	$(801)	$565
Cost of sales	—	—	605	646	(801)	450

Gross margin	—	—	48	67	—	115
Operating expenses	—	—	142	57	(41)	158
Amortization expense for acquired intangible assets	—	—	106	—	—	106
In-process research and development	—	—	2,260	—	—	2,260
Merger expenses	—	—	56	—	—	56

Operating (loss) earnings	—	—	(2,516)	10	41	(2,465)
Other (expense) income, net	(2,387)	(2,387)	(7)	45	4,680	(56)
(Loss) earnings before income taxes	(2,387)	(2,387)	(2,523)	55	4,721	(2,521)
Income tax (benefit) expense	—	—	(136)	2	—	(134)
Net (loss) earnings	$(2,387)	$(2,387)	$(2,387)	$53	$4,721	$(2,387)

Predecessor Supplemental Condensed Consolidating Statement of Operations Period from January 1, 2006 through December 1, 2006
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$7,077	$7,037	$(8,320)	$5,794
Cost of sales	—	—	4,954	6,541	(8,320)	3,175

Gross margin	—	—	2,123	496	—	2,619
Operating expenses	—	—	1,638	605	(468)	1,775
Amortization expense for acquired intangible assets	—	—	11	—	—	11
Reorganization of businesses and other	—	—	(12)	—	—	(12)
Merger expenses	—	—	393	73	—	466

Operating earnings (loss)	—	—	93	(182)	468	379
Other income, net	—	—	322	489	(778)	33

Earnings before income taxes and cumulative effect of accounting change	—	—	415	307	(310)	412
Income tax expense (benefit)	—	—	29	(3)	—	26

Earnings before cumulative effect of accounting change	—	—	386	310	(310)	386
Cumulative effect of accounting change, net of income tax expense	—	—	7	—	—	7

Net earnings	$—	$—	$393	$310	$(310)	$393

Predecessor Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$6,875	$6,879	$(7,911)	$5,843
Cost of sales	—	—	4,845	6,443	(7,911)	3,377

Gross margin	—	—	2,030	436	—	2,466
Operating expenses	—	—	1,650	641	(461)	1,830
Amortization expense for acquired intangible assets	—	—	7	—	—	7
In-process research and development	—	—	10	—	—	10
Reorganization of businesses and other	—	—	—	9	—	9
Separation expenses	—	—	10	—	—	10

Operating earnings (loss)	—	—	353	(214)	461	600
Other income, net	—	—	246	466	(699)	13

Earnings before income taxes	—	—	599	252	(238)	613
Income tax expense	—	—	36	14	—	50

Net earnings	$—	$—	$563	$238	$(238)	$563

85

Supplemental Condensed Consolidating Balance Sheet

December 31, 2007

(in millions, except per share amount)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$200	$—	$206
Short-term investments	—	—	356	189	—	545
Inter-company receivable	—	—	559	438	(997)	—
Accounts receivable, net	—	—	153	389	—	542
Inventory	—	—	395	384	—	779
Other current assets	—	—	266	446	—	712

Total current assets	—	—	1,735	2,046	(997)	2,784
Property, plant and equipment, net	—	—	1,559	958	—	2,517
Investment in affiliates	3,176	3,181	2,003	—	(8,360)	—
Goodwill	20	—	5,330	—	—	5,350
Intangible assets	—	—	3,918	—	—	3,918
Inter-company note receivable	—		3	2	(5)	—
Other assets, net	—	—	352	196	—	548

Total assets	$3,196	$3,181	$14,900	$3,202	$(9,362)	$15,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$47	$46	$—	$93
Inter-company payable	6	—	444	547	(997)	—
Accounts payable	—	—	239	146	—	385
Accrued liabilities and other	—	—	326	248	—	574

Total current liabilities	6	—	1,056	987	(997)	1,052
Long-term debt	—	—	9,380	—	—	9,380
Deferred tax liabilities	—	—	1,054	60	—	1,114
Inter-company note payable	—	5	—	—	(5)	—
Other liabilities	—	—	229	152	—	381

Total liabilities	6	5	11,719	1,199	(1,002)	11,927

Total stockholder’s equity	3,190	3,176	3,181	2,003	(8,360)	3,190

Total liabilities and stockholder’s equity	$3,196	$3,181	$14,900	$3,202	$(9,362)	$15,117

Supplemental Condensed Consolidating Balance Sheet

December 31, 2006

(in millions, except per share amount)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$20	$157	$—	$177
Short-term investments	—	—	364	169	—	533
Inter-company receivable	—	—	551	347	(898)	—
Accounts receivable, net	—	—	179	456	—	635
Inventory	—	—	701	487	—	1,188
Other current assets	—	—	134	183	—	317

Total current assets	—	—	1,949	1,799	(898)	2,850
Property, plant and equipment, net	—	—	1,714	1,518	—	3,232
Investment in affiliates	4,697	4,697	2,207	—	(11,601)	—
Goodwill	20	—	5,293	—	—	5,313
Intangible assets	—	—	5,654	—	—	5,654
Inter-company note receivable	—		81	—	(81)	—
Other assets, net	—	—	492	198	—	690

Total assets	$4,717	$4,697	$17,390	$3,515	$(12,580)	$17,739

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$43	$42	$—	$85
Inter-company payable	—	—	400	498	(898)	—
Accounts payable	—	—	361	197	—	558
Accrued liabilities and other	—	—	420	296	—	716

Total current liabilities	—	—	1,224	1,033	(898)	1,359
Long-term debt	—	—	9,415	—	—	9,415
Deferred tax liabilities	—	—	1,784	74	—	1,858
Inter-company note payable	—	—	—	81	(81)	—
Other liabilities	—	—	270	120	—	390

Total liabilities	—	—	12,693	1,308	(979)	13,022

Total stockholder’s equity	4,717	4,697	4,697	2,207	(11,601)	4,717

Total liabilities and stockholder’s equity	$4,717	$4,697	$17,390	$3,515	$(12,580)	$17,739

Successor

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,613)	$(1,607)	$(1,607)	$279	$2,935	$(1,613)
Dividends from affiliates	—	—	371	—	(371)	—
Non-cash adjustments	1,613	1,607	965	266	(2,630)	1,821
Changes in operating assets and liabilities	—	—	426	110	(318)	218

Cash flow provided by operating activities	—	—	155	655	(384)	426

Cash flows from investing activities:
Capital expenditures, net	—	—	(200)	(140)	13	(327)
Sales and purchases of short-term investments, net	—	—	8	(20)	—	(12)
Proceeds from sale of strategic investments	—	—	32	—	—	32
Payments for purchase licenses and other assets	—	—	(43)	(35)	—	(78)
Investment in affiliated entities	—	(5)	—		5	—
Inter-company note receivable	—	—	78	(5)	(73)	—
Other investing activities	—	—	5	17	(3)	19

Cash flow used for investing activities	—	(5)	(120)	(183)	(58)	(366)

Cash flows from financing activities:
Dividends to Freescale	—	—	—	(371)	371	—
Payments for long-term debt and capital lease obligations	—	—	(43)	(2)	—	(45)
Inter-company loan payable	—	5	—	(78)	73	—
Other financing activities	—	—	(8)	6	—	(2)

Cash flow provided by (used for) financing activities	—	5	(51)	(445)	444	(47)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	—	—	(16)	43	2	29
Cash and cash equivalents, beginning of period	—	—	20	157	—	177

Cash and cash equivalents, end of period	$—	$—	$4	$200	$2	$206

Successor

Supplemental Condensed Consolidating Statement of Cash Flows

Period from December 2, 2006 through December 31, 2006

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(2,387)	$(2,387)	$(2,387)	$53	$4,721	$(2,387)
Non-cash adjustments	2,387	2,387	2,258	29	(4,774)	2,287
Changes in operating assets and liabilities	—	—	260	(153)	53	160

Cash flow provided by (used for) operating activities	—	—	131	(71)	—	60

Cash flows from investing activities:
Acquisition of Freescale	—	—	(17,713)	—	—	(17,713)
Capital expenditures, net	—	—	(42)	(47)	—	(89)
Sales and purchases of short-term investments, net	—	—	(156)	59	—	(97)
Sales of marketable securities	—	—	1	—	—	1
Other investing activities	—	—	—	(2)	—	(2)

Cash flow (used for) provided by investing activities	—	—	(17,910)	10	—	(17,900)

Cash flows from financing activities:
Investment by Parent	—	—	7,068	—	—	7,068
Debt issuance proceeds, net of debt issuance costs	—	—	9,184	—	—	9,184
Other financing activities	—	—	(71)	—	—	(71)

Cash flow provided by financing activities	—	—	16,181	—	—	16,181

Effect of exchange rate changes on cash and cash equivalents	—	—	1	(1)	—	—

Net decrease in cash and cash equivalents	—	—	(1,597)	(62)	—	(1,659)
Cash and cash equivalents, beginning of period	—	—	1,617	219	—	1,836

Cash and cash equivalents, end of period	$—	$—	$20	$157	$—	$177

Predecessor

Supplemental Condensed Consolidating Statement of Cash Flows

Period from January 1, 2006 through December 1, 2006

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$—	$—	$393	$310	$(310)	$393
Dividends from affiliates	—	—	33	—	(33)	—
Non-cash adjustments	—	—	538	370	311	1,219
Changes in operating assets and liabilities	—	—	(187)	(168)	(16)	(371)

Cash flow provided by operating activities	—	—	777	512	(48)	1,241

Cash flows from investing activities:
Capital expenditures, net	—	—	(252)	(392)	20	(624)
Sales and purchases of short-term investments, net	—	—	761	11	—	772
Purchases of marketable securities	—	—	(1,508)	—	—	(1,508)
Sales of marketable securities	—	—	3,003	—	—	3,003
Maturities of marketable securities	—	—	122	—	—	122
Inter-company loan payable	—	—	127	—	(127)	—
Other investing activities	—	—	(132)	(27)	(5)	(164)

Cash flow provided by (used for) investing activities	—	—	2,121	(408)	(112)	1,601

Cash flows from financing activities:
Debt issuance proceeds, net of debt issuance costs	—	—	—	43	—	43
Retirement of long-term debt and payments for notes payable	—	—	(1,315)	(2)	—	(1,317)
Purchases of treasury stock	—	—	(200)	—	—	(200)
Proceeds from stock option exercises and ESPP stock purchases	—	—	163	—	—	163
Dividends to Freescale	—	—	—	(33)	33	—
Inter-company loan payable	—	—	—	(127)	127	—
Other financing activities	—	—	63	21	—	84

Cash flow used for financing activities	—	—	(1,289)	(98)	160	(1,227)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net increase in cash and cash equivalents	—	—	1,609	15	—	1,624
Cash and cash equivalents, beginning of period	—	—	8	204	—	212

Cash and cash equivalents, end of period	$—	$—	$1,617	$219	$—	$1,836

Predecessor Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$—	$—	$563	$238	$(238)	$563
Dividends from affiliates	—	—	530	—	(530)	—
Non-cash adjustments	—	—	158	305	324	787
Changes in operating assets and liabilities	—	—	(111)	148	(87)	(50)

Cash flow provided by operating activities	—	—	1,140	691	(531)	1,300

Cash flows from investing activities:
Acquisitions and strategic investments, net of cash acquired	—	—	(71)	—	—	(71)
Capital expenditures, net	—	—	(240)	(265)	14	(491)
Proceeds from sale of strategic investments and businesses	—	—	43	—	—	43
Proceeds from sale of property, plant and equipment	—	—	44	6	(13)	37
Sales and purchases of short-term investments, net	—	—	684	99	—	783
Purchases of marketable securities	—	—	(3,109)	—	—	(3,109)
Sales of marketable securities	—	—	845	—	—	845
Maturities of marketable securities	—	—	640	—	—	640
Inter-company loan payable	—	—	44	—	(44)	—
Other investing activities	—	—	(84)	(24)	—	(108)

Cash flow used for investing activities	—	—	(1,204)	(184)	(43)	(1,431)

Cash flows from financing activities:
Proceeds from stock option exercises and ESPP stock purchases	—	—	106	—	—	106
Purchases of treasury stock	—	—	(103)	—	—	(103)
Dividends to Freescale	—	—	—	(530)	530	—
Inter-company loan payable	—	—	—	(44)	44	—
Other financing activities	—	—	(18)	(6)	—	(24)

Cash flow used for financing activities	—	—	(15)	(580)	574	(21)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18)	—	(18)

Net decrease in cash and cash equivalents	—	—	(79)	(91)	—	(170)
Cash and cash equivalents, beginning of period	—	—	87	295	—	382

Cash and cash equivalents, end of period	$—	$—	$8	$204	$—	$212

(16) Relationship with Motorola

We design, produce and sell semiconductors to Motorola. Motorola represented 24%, 26% and 24% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Transactions between Motorola and us have been identified in the financial statements as transactions between related parties through the date of expiration of substantially all of the services provided under a transition services agreement, which occurred during the third quarter of 2005.

During the second quarter of 2004, FSL, Inc. completed the Contribution and recognized the par value and additional paid-in-capital for the issuance of approximately 278 million shares of Class B common stock exchanged for the net assets contributed. FSL, Inc. and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of FSL, Inc. from Motorola, and related income tax, purchase and supply, transition services, and employee matters.

After the completion of the Contribution in the second quarter of 2004, the expense allocation for certain corporate services ceased, and FSL, Inc. began purchasing such services from Motorola under the terms of the transition services agreement. Under the terms of that transition services agreement, FSL, Inc. also received compensation for services provided to Motorola in certain locations. FSL, Inc. recorded $8 million in general corporate expenses under the transition services agreement during the year ended December 31, 2005. The amounts charged to Motorola totaled $18 million for the year ended December 31, 2005 and were reported as a reduction to the cost classification to which such expenses were recognized, primarily research and development. FSL, Inc. considered these general corporate expenses to be a reasonable reflection of the utilization of services provided.

Certain retiree benefits were available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, FSL, Inc. assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. Motorola also apportioned $68 million in plan assets from their benefit trusts related to this obligation. The allocated plan assets plus the related returns are reflected as a miscellaneous receivable in other assets as of December 31, 2006. Motorola paid $75 million towards the settlement of this obligation during 2007, and a $17 million receivable remains in other current assets as of December 31, 2007.

FSL, Inc. has a tax sharing agreement requiring it to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution or the Distribution to the extent caused by an acquisition of its assets or stock (other than pursuant to the Contribution), or other actions by FSL, Inc. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution or the Distribution of the common stock of FSL, Inc. held by Motorola to the Motorola shareholders failed to qualify as a tax-free transaction. This indemnification does not have a specified term and our liability under this indemnification could be material in the event the Contribution and Distribution failed to qualify as a tax-free transaction. We do not believe the Merger results in a taxable event covered by this indemnification.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. During the quarter ending on December 31, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

(b) Management’s Report on Internal Control over Financial Reporting:

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Attestation Report of Independent Registered Public Accounting Firm:   Not applicable.

(d) Change in Internal Control over Financial Reporting:

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Office and Position
Michel Mayer	48	Chairman of the Board and Chief Executive Officer
Klaus Buehring	50	Senior Vice President and General Manager, Radio Frequency, Analog and Sensors
Alan Campbell	49	Senior Vice President and Chief Financial Officer
Sandeep Chennakeshu, Ph.D.	49	Senior Vice President and Chief Development Officer
Thomas Deitrich	41	Senior Vice President and General Manager, Cellular Products
Paul E. Grimme	48	Senior Vice President and General Manager, Microcontroller Solutions
Gregory Heinlein	44	Vice President and Treasurer
Lynelle K. McKay	42	Senior Vice President and General Manager, Networking and Multimedia
Janelle S. Monney	51	Senior Vice President, Business Operations, Corporate Communications and Marketing Services
Alexander Pepe	46	Senior Vice President, Supply Chain
Daryl E. Raiford	45	Vice President and Chief Accounting Officer
Henri Richard	49	Senior Vice President, Chief Sales and Marketing Officer
Sumit Sadana	39	Senior Vice President, Strategy and Business Development
Lisa Su	38	Senior Vice President and Chief Technology Officer
John D. Torres	49	Senior Vice President, General Counsel and Secretary
Kurt Twining	52	Senior Vice President, Human Resources
Daniel F. Akerson	59	Director
Gene J. Frantz	41	Director
John C. Hodge	40	Director
Stephen P. Kaufman	66	Director (1)
Thomas H. Lister	44	Director
John W. Marren	45	Director
Paul C. Schorr, IV	40	Director
Peter Smitham	65	Director
Claudius E. Watts, IV	46	Director
(1) Mr. Kaufman is a director of Parent, which is the parent company of Holdings I.

For each of Holdings I, Holdings II, Holdings III, Holdings IV and Holdings V, Michel Mayer is Chairman of the Board and Chief Executive Officer; Alan Campbell is Chief Financial Officer; Daryl Raiford is Chief Accounting Officer; Gregory Heinlein is Treasurer; and John D. Torres is General Counsel. Kurt Twining also serves as Senior Vice President, Human Resources of Holdings I.

Michel Mayer is our Chairman of the Board and Chief Executive Officer and has served in these roles since May 2004. We recently announced that Mr. Mayer will step down from these positions in March 2008. From September 2001 to November 2003, Mr. Mayer served as general manager of IBM Microelectronics, the semiconductor business of International Business Machines Corporation. During that time period, Mr. Mayer also served on IBM’s Worldwide Management Council. Mr. Mayer served in various capacities with IBM from 1984 to 2001, including as general manager of IBM’s pervasive computing division and its networking hardware division, as well as in engineering and product management roles for IBM in both the United States and France. Mr. Mayer also serves as a Director of the Semiconductor Industry Association.

Klaus Buehring is our Senior Vice President and General Manager, Radio Frequency, Analog and Sensors, and has served in this role since October 2007. Prior to that, he was Vice President and General Manager of the Radio Product Division in the former Wireless and Mobile Solutions Group. He joined Motorola in January 2004 from Skyworks Solutions, Inc., where he served as Vice President of the Power Amplifier Division.

Alan Campbell is our Senior Vice President and Chief Financial Officer and has served in this role since May 2004. Mr. Campbell served as Senior Vice President and Director of Finance of the SPS division of Motorola, Inc. (“SPS”) from February 2003 to May 2004. From May 2001 to February 2003, he served as Corporate Vice President and Director of Finance of SPS. From October 2000 to May 2001, he served as Vice President and Director of Finance of SPS. Prior to that, he served as Vice President and Director of Finance of SPS’ Technology and Manufacturing Group.

Sandeep Chennakeshu, Ph.D. is our Senior Vice President and Chief Development Officer and has served in this role since October 2007. Prior to being named the Chief Development Officer, he served as the Senior Vice President and General Manager of our former Wireless and Mobile Solutions Group. He joined FSL, Inc. in June 2006 from Ericsson, where he was head of the Mobile Platforms Business Unit. He previously held positions as Chief Technology Officer of Ericsson Mobile Phones and of Sony Ericsson.

Thomas Deitrich is our Senior Vice President and General Manager, Cellular Products, and has served in this role since October 2007. Prior to joining FSL, Inc., Mr. Deitrich served as Senior Vice President, ODM, Design, and Vertical Integration at Flextronics International, Inc., from October 2003 to September 2006, and Senior Vice President, American Standards, Product Business Group at Sony Ericsson from October 2001 to September 2003.

Paul E. Grimme is our Senior Vice President and General Manager, Microcontroller Solutions and has served in this role since October 2007. Prior to that, Mr. Grimme served as Senior Vice President and General Manager of our former Transportation and Standard Products Group from May 2004 to October 2007. Mr. Grimme served as Corporate Vice President and General Manager of the Transportation and Standard Products Group of SPS from July 2003 to May 2004. Prior to that, Mr. Grimme served as Corporate Vice President and General Manager of the 8/16 bit division of the Transportation and Standard Products Group of SPS.

Gregory J. Heinlein is our Vice President and Treasurer and has held this position since August 2005. From September 2001 to October 2004, Mr. Heinlein served as Vice President and Treasurer of Fisher Scientific International Inc., a wholesale distributor of scientific equipment and instruments. From March 1999 to August 2001, he served as Vice President, Treasurer at Great Lakes Chemical Corporation and from June 1987 to February 1999, he served in various positions at The Dow Chemical Company.

Lynelle K. McKay is our Senior Vice President and General Manager, Networking and Multimedia. Prior to that, Ms. McKay served as Senior Vice President and General Manager of the former Networking and Computing Systems Group from January 2007 to October 2007. From February 2002 to January 2007, Ms. McKay served as Vice President and General Manager of the Digital Systems Division, Networking and Communications Systems Division, and the RF & DSP Infrastructure Division.

Janelle S. Monney is our Senior Vice President of Business Operations, Corporate Communications and Marketing Services and has served in this role since January 2007. Ms. Monney was our Senior Vice President of Business Operations from February 2005 through December 2006. Ms. Monney served as Senior Vice President for Global Channel Sales from April 2004 to February 2005. Ms. Monney served as Corporate Vice President and Director, Global Channel Sales for SPS, from February 2003 through March 2004, and prior to that, as Vice President and Director, Global Channel Sales for SPS from September 2000 through January 2003.

Alexander Pepe is our Senior Vice President of Manufacturing and has held this position since February 2005. Mr. Pepe served as Vice President and General Manager of the former Transportation and Standard Products Group’s 32-bit Embedded Controller Division from June 2003 to February 2005. Prior to that, Mr. Pepe served as Vice President and Assistant General Manager of the Wireless Broadband Systems Group of SPS from January 2003 to June 2003. Prior to that, Mr. Pepe served as Vice President Strategy, Technology and Manufacturing of SPS from April 2001 to January 2003, and as Vice President, Die Manufacturing Wireless Broadband Systems Group/Networking and Computing Systems Group from December 1999 to April 2001.

Daryl E. Raiford is our Vice President and Chief Accounting Officer and has held this position since December 2006. Between May 2004 and November 2006, Mr. Raiford was Executive Vice President and Chief Financial Officer of Travelport, Inc. From May 2002 to May 2004, Mr. Raiford was Vice President of Finance and Administration at Hewlett-Packard Company in the Americas. Prior to joining Hewlett-Packard, from August 1999 to May 2002, Mr. Raiford held several executive positions in finance at Compaq Computer Corporation in Houston, Texas, including Vice President and Corporate Controller.

Henri Richard is our Senior Vice President, Chief Sales and Marketing Officer and has served in this role since joining us in September 2007. Prior to joining us, Mr. Richard was Executive Vice President and Chief Sales and Marketing Officer at Advanced Micro Devices (“AMD”). He joined AMD in 2002 as Group Vice President of Worldwide Sales. Previously, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies.

Sumit Sadana is our Senior Vice President, Strategy and Business Development, a position he has held since December 2004. Mr. Sadana also served as the Acting Chief Technology Officer for FSL, Inc. from January 2006 to June 2007. Mr. Sadana joined FSL, Inc. from International Business Machines Corporation (“IBM”), where he served as vice president of IBM’s electronic design technology solutions business. Prior to that, Mr. Sadana served as the director of strategy for IBM’s Technology group and as operations manager of IBM’s networking business. Mr. Sadana has bachelor’s and master’s degrees in electrical engineering from the Indian Institute of Technology and Stanford University, respectively.

Lisa Su is our Senior Vice President and Chief Technology Officer and has served in this role since June 2007. Dr Su came to FSL, Inc. from IBM where she served, from 1995 until June 2007 in various capacities including Vice President of Semiconductor Research and Development, Vice President of Technology Development and Alliances and Director of Emerging Products.

John D. Torres is our Senior Vice President, General Counsel and Secretary, a role he assumed in May 2004. Mr. Torres joined Motorola’s Law Department in 1996, serving in a variety of roles. Most recently, Mr. Torres served as a Vice President in Motorola’s Corporate Law Department and Law Director for SPS from April 2001 to May 2004.

Kurt Twining is our Senior Vice President, Human Resources and has held this position since August 2005. Prior to that, from September 2000 to August 2005, Mr. Twining served as General Manager of the Southwest region of Hay Group, a global human resources consulting firm, providing senior counsel to major U.S. corporations. From July 1997 to April 2000, he served as the Senior Vice President of Human Resources at AmeriServe Food Management Services and from December 1986 to July 1997, he served as the Vice President of Human Resources at the food systems division of The Pepsi Bottling Group, Inc. He started his career in human resources at Texas Instruments Incorporated in 1979.

Daniel F. Akerson became a member of our Board of Directors on June 21, 2007. Mr. Akerson is a Managing Director of The Carlyle Group and is Co-Head of the U.S. Buyout Fund. Prior to joining Carlyle, Mr. Akerson was Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. Before that, Mr. Akerson served as Chief Executive Officer from 1996 to 1999, and Chairman, from 1996 to 2000, of Nextel Communications, Inc. From 1993 to 1996 he was General Partner at Forstmann Little & Co., during which time he also served as Chairman and Chief Executive Officer of General Instrument Company. Prior to his tenure at Forstmann Little & Co., Mr. Akerson served in several senior positions at MCI Communications including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. Mr. Akerson earned his B.S. in engineering from the U.S. Naval Academy and his M.Sc., in economics from the London School of Economics. Mr. Akerson currently sits on the boards of directors of the American Express Company, Multiplan, Inc., Hawaiian Telecom Communications, Inc., and the U.S. Naval Academy Foundation.

Gene J. Frantz became a member of our Board of Directors on December 1, 2006. Mr. Frantz is Chairman of our Audit and Legal Committee. Mr. Frantz is a Partner at TPG Capital, L.P. specializing in the technology and telecom sectors. Prior to joining TPG in 1999, Mr. Frantz worked at Oracle Corporation, most recently leading its venture capital effort, where he was responsible for making equity investments in software and internet companies. Prior to joining Oracle Corporation, Mr. Frantz was a Vice President at Morgan Stanley, specializing in technology mergers and acquisitions spanning the semiconductor, data networking, software and internet sectors. Mr. Frantz received an M.B.A. from the Stanford Graduate School of Business and a B.S. from the University of California, Berkeley. Mr. Frantz serves or has served on the boards of directors of Alltel Corporation, Avaya Inc., MEMC Electronic Materials, Inc., Network General Corporation, Paradyne Networks, Inc.(now part of Zhone Technologies, Inc.), Seagate Removable Storage Solutions and SMART Modular Technologies, Inc.

John C. Hodge became a member of our Board of Directors on June 21, 2007. Mr. Hodge is a member of our Audit and Legal Committee. Mr. Hodge is currently a Senior Managing Director of Blackstone Capital Partners, where he principally concentrates on investments in technology. Mr. Hodge has focused exclusively on the global technology industry for the last 17 years. Prior to joining Blackstone, Mr. Hodge was the Global Head of Corporate Finance for the Technology Group at Credit Suisse First Boston from 1998 to 2005. He had also held positions at Deutsche Bank, Morgan Stanley and Robertson Stephens, Inc. Mr. Hodge is currently a member of the board of directors of Silicon Image, Inc. (SIMG). Mr. Hodge holds a B.S. in Biology from Stanford University.

Stephen P. Kaufman has been a member of our Board of Directors since July 2007. He has served as a Senior Lecturer of Business Administration at the Harvard Business School since January 2001. From 1986 to July 2000, he served as Chief Executive Officer of Arrow Electronics, Inc., a distributor of electronic components and computer-related products, and from 1992 to June 2002 he served as Arrow’s Chairman of Board of Directors. Prior to joining Arrow, he served in executive capacities with Midland-Ross Corporation, a manufacturer of electrical, electronic and aerospace products and thermal systems. Prior to joining Midland-Ross, he was a partner of McKinsey & Co., an international management consulting firm. Mr. Kauffman is also a Director of Harris Corporation and KLA-Tencor.

Thomas H. Lister became a member of our Board of Directors on December 1, 2006. Mr. Lister is a member of our Audit and Legal Committee. Mr. Lister is a Partner of Permira LLP, Co-Managing Partner of Permira and head of the North American business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co. where he spent the prior 13 years focused on investments in technology, media and telecom and healthcare. He has a B.A. in Chemistry and Political Science from Duke University and an MBA from Harvard Business School.

John W. Marren became a member of our Board of Directors on June 21, 2007. Mr. Marren is a member of our Compensation and Leadership Committee. Mr. Marren joined TPG in 2000 as a Partner and leads TPG’s technology team. From 1996 through 2000, Mr. Marren was a Managing Director at Morgan Stanley, most recently as head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc. (now part of NXP Semiconductors) and Vitesse Semiconductor Corporation. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the board of directors of ON Semiconductor Corporation, Conexant Systems, Inc., and Smart Modular Technologies, Inc. Mr. Marren received his B.S. in Electrical Engineering from the University of California in Santa Barbara.

Paul C. Schorr, IV became a member of our Board of Directors on December 1, 2006. Mr. Schorr is a member of our Compensation and Leadership Committee. Mr. Schorr is currently a Senior Managing Director of Blackstone, where he principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for the firm’s technology/ telecommunications practice. Mr. Schorr was instrumental in such transactions as Fairchild Semiconductor International, Inc., ChipPAC, Inc., Intersil Corporation, AMI Semiconductor, Inc., Worldspan, L.P., NTelos, Inc., and MagnaChip Semiconductor S.A. He had been with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. He is Chairman of the board of directors of Travelport Limited and is a member of the board of directors of AMI Semiconductor, Inc., Orbitz Worldwide, Intelenet Global Services and MagnaChip Semiconductor S.A. Mr. Schorr is also a member of the Board of Jazz at the Lincoln Center.

Peter Smitham became a member of our Board of Directors on June 21, 2007. Mr. Smitham is Chairman of our Compensation and Leadership Committee. Mr. Smitham is a Partner at Permira Advisers, LLP. He joined in 1985, the year the London office was founded. Mr. Smitham was the Managing Partner of the London office from 1994 until 1998 and led the European business from 1996 until 2000. He has worked on numerous transactions focusing on electronics and turnarounds, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group and Technology plc. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.

Claudius E. Watts, IV became a member of our Board of Directors on December 1, 2006. Mr. Watts is a member of our Audit and Legal Committee and our Compensation and Leadership Committee. Mr. Watts is currently a Managing Director with The Carlyle Group. Mr. Watts is the head of Carlyle’s Technology Buyout Group and focuses on buyouts and growth equity investments in large companies providing semiconductors, electronic systems, software, and software enabled services. Prior to joining Carlyle, Mr. Watts was a Managing Director in the mergers and acquisitions group of First Union Securities, Inc., an investment banking firm, now Wachovia Securities, from May 1998 to April 2000, where he led the firm’s defense, aerospace, and technical services mergers and acquisitions efforts. Mr. Watts joined First Union in conjunction with First Union’s 1998 acquisition of Bowles Hollowell Conner & Co., an investment banking firm, where Mr. Watts had been employed since June 1994. Prior to attending graduate school Mr. Watts was a fighter pilot in the U.S. Air Force. Mr. Watts earned a B.S. in electrical engineering from The Citadel in Charleston, South Carolina and an M.B.A. from The Harvard Graduate School of Business Administration. Mr. Watts currently sits on the board of directors of SS&C Technologies, Inc., Open Solutions, Inc., and CPU Technology, Inc.

Board Composition

The Board of Directors of Freescale Holdings G.P., Ltd., the general partner of Parent, is our primary Board of Directors and consists of ten directors: Mr. Mayer as the Chairman, Mr. Kaufman and two representatives of each of the four Sponsors. The Sponsors are parties to agreements by which their representatives have been elected to serve on our Board of Directors. Because of their affiliations with the Sponsors and us, none of our directors are independent, with the exception of Mr. Kaufman.

Audit and Legal Committee

Our Audit and Legal Committee currently consists of John C. Hodge, Gene Frantz, Thomas H. Lister, and Claudius E. Watts, IV. The members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by the Board of Directors, the Audit and Legal Committee has sole authority for the engagement, compensation and oversight of our independent auditors. In addition, the Audit and Legal Committee reviews the results and scope of the audit and other services provided by our independent auditors, and also reviews our accounting and control procedures and policies. The Audit and Legal Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Compensation and Leadership Committee

Our Compensation and Leadership Committee currently consists of John Marren, Paul C. Schorr, IV, Peter Smitham Claudius E. Watts, IV and Stephen P. Kaufman. Other than Mr. Kaufman, the members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by our Board of Directors, the Compensation and Leadership Committee is responsible for overseeing our compensation and employee benefit plans and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer, and for overseeing all compensation programs involving the issuance of our equity securities. The Compensation and Leadership Committee meets as often as it determines necessary, but not less than four times a year.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. The Code of Business Conduct and Ethics is posted on our website at www.freescale.com. We intend to disclose on our website any amendments to or waivers of this Code of Business Conduct and Ethics.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve, or in the past fiscal year have served, as a member of the board of directors or compensation committee of any other entity that has executive officers who have served on our Board of Directors or Compensation and Leadership Committee.

Item 11:	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Compensation and related matters are reviewed and approved by (i) the Compensation and Leadership Committee of Freescale Holdings GP, Ltd., the sole general partner of Freescale Holdings, L.P., (“Parent”), (ii) the Compensation and Leadership Committee of Freescale Semiconductor, Inc. (“FSL, Inc.”) and (iii) our Compensation and Leadership Committee, which we refer to in this Annual Report on Form 10-K collectively as the Committee. The Compensation and Leadership Committee of our Parent, and Freescale Inc., and our Compensation and Leadership Committee are made up of the same members, except that Mr. Kaufman does not serve on our or FSL, Inc.’s Compensation and Leadership Committee.

Matters reviewed and approved by the Committee include:

•	Our compensation philosophy,

•	Base salary and bonus targets for our Named Executive Officers’ (the Committee reviews and recommends Chief Executive Officer compensation to the Board of Directors),

•	The 2007 Freescale Bonus Plan (“2007 Bonus Plan”) and awards granted under the 2007 Bonus Plan,

•	The 2008 Freescale Bonus Plan (“2008 Bonus Plan”) and awards granted under the 2008 Bonus Plan, and

•	Our long-term compensation awards.

The non-management members of the Board of Directors have the sole authority to authorize and approve all compensation elements of our chief executive officer.

We believe that management strength and leadership are the most important factors in the long-term success of our business. Therefore, a principal objective of the Committee and management is to attract, motivate and retain the most competent professionals within the semiconductor industry. The principal elements of total compensation paid to our Named Executive Officers include:

•	base salary;

•	short-term cash incentives; and

•	long-term incentives.

Base salaries are generally determined and adjusted annually based on changes in the marketplace and an executive’s individual performance, salary position among peers and career growth potential.

Short-term incentive awards are granted under the Freescale Bonus Plan, which is designed to provide incentives in the form of variable pay and to improve performance in targeted areas during a one-year measurement period. Short-term incentive awards are based on individual performance and our financial and operational performance measured against pre-established performance metrics.

Long-term incentive awards are designed to align the interests of executives with our long-term success. We have granted long-term incentive awards to our executives under the Freescale Holdings L.P. 2006 Interest Plan (the “Interest Plan”) and the Freescale Holdings 2006 Management Incentive Plan (the “MIP”). Long-term incentive awards include Class B Limited Partnership Interests in our Parent (“Class B Interests”) and stock options and restricted stock unit awards payable in our common stock.

In addition to these principle elements, our Named Executive Officers are entitled to certain additional benefits. Named Executive Officers are entitled to retirement benefits under the Freescale 401(k) Retirement Savings Plan (“401(k) Plan”). Named Executive Officers are also participants in our Officer Change in Control Severance Plan (“Severance Plan”), which provides for the payment of benefits upon certain change of control events. Lastly, Named Executive Officers are entitled to certain perquisites described in further detail below, including the use of our aircraft and an executive health program.

Our Named Executive Officers for 2007 consist of Michel Mayer, Alan Campbell, Sandeep Chennakeshu, Paul Grimme, Sumit Sadana and David Perkins (Mr. Perkins resigned in September 2007). In February 2008, we announced that Mr. Mayer will resign from Freescale and that Richard M. Beyer has been named as his successor. This Compensation Discussion and Analysis includes a description of Mr. Mayer’s separation from Freescale and Mr. Beyer’s employment arrangement.

This compensation discussion and analysis is intended to explain our compensation philosophy and the decision making process related to our executive compensation. This disclosure should be read in connection with the compensation tables and narrative disclosure included elsewhere in this Annual Report on Form 10-K, all of which provide further detail on the compensation granted to our Named Executive Officers.

Compensation Philosophy

We believe that management strength and leadership are the most important factors in the long-term success of our business. Therefore, a principal objective of the Committee and management is to attract, motivate, and retain the most competent professionals within the semiconductor industry. The Committee believes that well-designed compensation programs are critical to attracting and retaining the right people and can significantly impact behaviors and create a successful company.

Guiding Principles

In accordance with this philosophy, the Committee is guided by the following principles in structuring and administering compensation programs. Compensation programs should:

•	align the interests of management with our long-term interests;

•	provide the best possible balance of value to employees and cost to us;

•	be fair, reasonable and market oriented in comparison to similar positions in comparable firms;

•	motivate management to maximize long-term performance while focusing on targeted short-term objectives;

•	incorporate an increasing proportion of variable and at-risk compensation as levels of responsibility and the ability to affect results increase;

•	recognize individual contribution in a performance-driven culture through application of specific performance criteria that, to the maximum extent possible, are quantifiable; and

•	provide extraordinary rewards only for extraordinary performance.

Benchmarking

Pearl Meyer & Partners, an outside consulting firm, has been engaged by management on an on-going basis to provide market data, benchmarking and other compensation related information used to prepare compensation proposals made by management to the Committee. In addition, the Committee uses this information to review and analyze the chief executive officer’s compensation and considers information and advice provided by Pearl Meyer to establish executive compensation in accordance with our compensation philosophy.

We determine base salary, total cash and total compensation for our Named Executive Officers based on market data from our peer group. We selected our peer group based on the following factors: industry similarity, size (generally defined by total revenues), comparability of labor markets and product offerings, market capitalization, research and development investment and financial performance. The semiconductor companies in the peer group are Advanced Micro Devices, Analog Devices, Broadcom Corp., Intel, LSI Logic, Marvell Technology, Micron Technology, NVIDIA, Qualcomm and Texas Instruments. Other high tech companies in the peer group are Agilent, Alcatel-Lucent, Apple, Applied Materials, Cisco, EMC, Lexmark International, Oracle and Sun Microsystems.

Applying Our Compensation Philosophy’s Guiding Principles

The Committee annually reviews base salary, short-term incentives and long-term incentives for the chief executive officer and other Named Executive Officers in the context of the Committee’s compensation philosophy to ensure that the total compensation program and the weight of each of its elements meets the overall objectives of our compensation philosophy. Each element of compensation is considered individually and collectively in light of the composite market data from our peer group and individual performance and potential. Our programs are designed to reward executive officers who consistently meet the expectations of our high performance culture.

The Committee meets with our chief executive officer, senior vice president of human resources and other members of management in connection with compensation matters and meets in executive session to evaluate management’s input. Annually, the chief executive officer reviews each Named Executive Officer’s individual performance and recommends to the Committee base salary, short-term incentive awards and long-term incentive awards for each Named Executive Officer. The Committee reviews the recommendations made by the chief executive officer along with the performance of each Named Executive Officer to determine their individual base salary, short-term incentive awards and long-term incentive awards. The Committee has the authority through its charter, to review and approve the compensation of the Named Executive Officers other than the chief executive officer. The Committee also reviews the performance of the chief executive officer and annually recommends to our Board of Directors the chief executive officer’s salary, short-term incentive awards and long-term incentive awards. The non-management members of our Board of Directors are responsible for authorizing and approving the chief executive officer’s compensation.

Elements of Compensation

The principal elements of compensation paid to our Named Executive Officers include:

•	base salary;

•	short-term incentives; and

•	long-term incentives.

Base Salary

Base salaries are generally determined by the Committee. The Committee adjusts base salaries annually based on changes in the composite market information from our peer group and an executive’s individual performance, salary position among peers and career growth potential. For 2007, the Committee, and our Board of Directors as required, approved the base salaries set forth in the Summary Compensation Table under column (c). For 2008, the Committee established a base salary for each of our Named Executive Officers as follows: Alan Campbell—$545,000; Sandeep Chennakeshu—$700,000; Paul Grimme—$375,000; and Sumit Sadana—$400,000. The Board of Directors established a 2008 base salary of $1,100,000 for Mr. Beyer in accordance with the terms of his employment agreement discussed in more detail below.

Short-term Incentive Compensation

Short-term incentive awards are granted under the Freescale Bonus Plan, which is designed to provide incentives in the form of variable pay to improve performance in targeted areas during a one-year measurement period. Short-term incentive awards are based on individual performance and our performance measured against pre-established performance metrics.

Bonus pools which fund the bonus plans are based on metrics that can vary from year to year and may include measures such as cash flow, earnings, revenue, EBITDA, customer satisfaction and quality, among others. Payouts are calculated based on measurable predetermined goals. Actual bonus payments to Named Executive Officers are determined and may be adjusted by the Committee (except for the chief executive officer whose compensation is determined by the Board of Directors) based on the achievement of various operational and financial metrics, including earnings, revenue, customer satisfaction and quality.

Bonus payments are calculated based on the following formula:

Bonus Target X Individual Performance Factor X Business Performance Factor = Bonus Payment

Individual bonus targets vary by Named Executive Officer and are based on market-competitive data and individual performance, total cash compensation among similar positions at the companies in our peer group and career growth potential. For 2007, the individual bonus targets for Named Executive Officers are set forth on the 2007 Grants of Plan Based Awards Table in column (f). For 2008, the individual incentive targets for Named Executive Officers are: Mr. Campbell — $ 475,000; Mr. Chennakeshu — $500,000; Mr. Grimme — $325,000; and Mr. Sadana — $ 300,000. Mr. Beyer’s incentive target for 2008 will be $1,100,000.

The individual performance factor for each employee is based upon an evaluation of an individual’s contribution to our business and may range from zero to two.

The business performance factor measures overall company and product group performance. The business performance factor is calculated using a formula that weights the company and product group achievement of certain objectives against specific pre-established performance objectives. For 2007, the corporate performance objectives were: (1) earnings before interest, taxes, depreciation and amortization, (2) revenue and (3) free cash flow. For 2008, the Committee has adopted the following corporate performance factors: (1) earnings before interest, taxes, depreciation and amortization, (2) customer loyalty and (3) design wins. These performance factors for 2008 provide reasonable but challenging goals for our employees. In each case the targets represent a year over year improvement based upon our budgeted financial goals as approved by the Board of Directors, our improvement in third party surveys of our customers and the strategic design wins set by management to focus on our growth.

Bonuses are paid only when performance goals are achieved; if threshold targets are not met, no amounts are paid under the bonus plans. If targets are exceeded, the maximum business performance factor was 2.5 times for 2007 and will be 2.0 times for 2008.

The payouts to all of our Named Executive Officers except Mr. Grimme are determined based solely upon our overall corporate performance. For Mr. Grimme, payouts were determined 25% on our MS product group performance and 75% on overall corporate performance.

After the end of fiscal year 2007, the Committee evaluated our performance and product group performance against the predetermined objectives. Based on our performance measured against the predetermined objectives, no bonus payments were awarded under the 2007 Bonus Plan.

However, the Committee has approved a discretionary bonus payment for 2007. The Committee based this decision on our financial performance in spite of a number of factors that were outside of the control of management. These factors included the unexpected loss of market share by our largest customer, slowing demand in the semiconductor markets generally, and weakening demand in our targeted end markets. The Committee also concluded that management demonstrated an ability to rapidly respond to changing business conditions, while at the same time generating solid financial results. The Committee concluded that management’s efforts and results, considered in light of these factors, warranted the payment of a cash bonus.

Using this discretionary bonus pool, the Committee approved an award for each of the Named Executive Officers, and the Board of Directors approved an award for the chief executive officer. The amount of each award was based on each individual’s contributions to our ability to respond rapidly to our changing business conditions as well as their leadership in producing our financial results in 2007. The awards for each Named Executive Officer are set forth in column (d) of the Summary Compensation Table.

Long-Term Incentives

Equity Awards

Our long-term equity-based incentives are designed to encourage creation of long-term value, employee retention and equity ownership and to align the interests of executives with our long-term success. Equity awards have been made under our Profits Interest Plan and MIP and have consisted of profits interests in our parent and stock option grants and restricted stock unit awards payable in our common stock.

Grants of equity awards are made in accordance with our management incentive plan and the policies adopted by the Committee. The Committee specifically approves grants to Named Executive Officers and recommends approval of the chief executive officer’s awards to the Board of Directors. The Committee has delegated to the chief executive officer the authority to approve all grants of stock options and restricted stock units to employees who are not direct reports to the chief executive officer. Further, the Committee has delegated to the chief executive officer the ability to delegate this authority with respect to employees that do not report directly to the chief executive officer to the senior vice president, human resources and chief accounting officer acting together. The grants made pursuant to this delegated authority are made for new hires, promotions and retention grants on the first Monday of the month following the date of hire, promotion or retention arrangement.

In 2006, Named Executive Officers received a relatively large proportion of their overall compensation in the form of equity awards to focus our management on long-term results. However, during the fiscal 2007 annual grant cycle, our Named Executive Officers did not receive any equity awards.

Generally, in the light of the applicable limitations under the securities laws and the Committee’s determination that equity ownership should be concentrated in the key employees and the senior management team, the ability of employees, including senior executives, to transfer ownership of, or to retain post-termination, any partnership interests, stock options and restricted stock units (as well as any underlying securities) is strictly limited by the applicable governing plan and grant documents.

Equity Awards after our Merger

At the closing of our merger, Named Executive Officers and certain employees were granted equity awards, including Class B limited partnership interests of Parent (“Class B Interests”), and stock options to purchase our common shares. These awards were generally designed to be a one-time grant intended to retain and reward the executives for remaining with a private company and to align their interests with those of the new stockholders. In addition, executive officers and certain employees were permitted to convert stock options received by them prior to our merger in exchange for fully-vested stock options to purchase our common stock.

In connection with the consummation of our Merger and as a result of negotiations between the new stockholders and our management team, on December 1, 2006, Class B Interests were granted to senior management, including each of the Named Executive Officers. The Class B Interests (representing profits interests in Parent) are subject to the terms and restrictions in the Limited Partnership Agreement, as amended, as well as other documents governing the grant and governance of those awards.

At the closing, certain Named Executive Officers converted stock options exercisable for shares of our Class A common stock into stock options to purchase our common stock.

Long-term Incentive Awards to Mr. Beyer

In February 2008, Mr. Beyer was appointed as chief executive officer of Freescale. In connection with his employment with Freescale, he was granted 2,100,840 restricted stock units in us which vest in three equal annual installments. Mr. Beyer also received a grant of Class B Interests which provide certain distributions upon a return of capital to investors in excess of Parent’s 2008 book value. Mr. Beyer also received $12.5 million in deferred cash which vests in equal installments over three years. Mr. Beyer will receive the vested portion of the deferred compensation on the earlier of his termination, death, disability, a change in control or the third anniversary of the date of grant.

Post-Termination Benefits and Deferred Compensation

Retirement Benefits

        On December 2, 2004, we established our 401(k) Plan, a tax-qualified plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA. The 401(k) Plan provides retirement benefits to all eligible U.S. employees, including Named Executive Officers, and allows an employee to defer up to 75% (effective January 1, 2008) of his or her eligible compensation for the pay period elected on a pre-tax basis (subject to maximum amounts permitted under the Code). We make additional matching contributions to the 401(k) Plan each pay period based upon the employee’s rate of deferral during that pay period. Our contributions are made at a ratio of one dollar matched per one dollar deferred by the employee, up to a maximum deferral rate of five percent of the employee’s annual compensation. Employee and our deferrals to the 401(k) Plan are not subject to Federal tax until distributed from the 401(k) Plan. In addition, employee and our contributions are immediately fully vested and non-forfeitable. Amounts allocated to each participating employee are eligible for distribution in the event of retirement, death, disability or other termination of employment.

Deferred Compensation

Our non-qualified Management Deferred Compensation Plan was terminated effective December 31, 2006 and all amounts deferred under this plan were paid to participating employees during January 2007.

Officer Change in Control Severance Plan

Our severance plan provides for the payment of benefits to the Named Executive Officers. For a discussion of the benefits under our Severance Plan, see 2007 Potential Payments Upon Termination or Change in Control.

Executive Benefits and Perquisites

Consistent with the guiding principle of offering competitive total compensation, the principal executive perquisite programs that we provided to our Named Executive Officers in 2007 included use of our aircraft (as described below) and an executive health program.

Other than the chief executive officer, none of our executive officers may use our aircraft for personal use. Our aircraft use policy allows (1) the chief executive officer 50 hours of aircraft use for personal travel and (2) the spouse of the chief executive officer to accompany the chief executive officer on business travel. The policy further provides that (1) we will not gross-up the tax liability attributable to the chief executive officer as a result of his personal use of our aircraft and (2) we will gross-up the tax liability resulting from the spouse of the chief executive officer accompanying the chief executive officer on business travel.

Policies and Decisions Regarding the Adjustment or Recovery of Awards

The equity grants and proceeds from equity received by our Named Executive Officers are subject to covenants and agreements that require those executive officers to forfeit equity or repay the proceeds from equity in the event that they violate non-competition or non-solicitation covenants after the executive officer’s termination of employment.

Share Ownership Guidelines

Because we are no longer listed as a publicly-traded company on a stock exchange, share ownership guidelines that were in effect prior to our merger in 2006 are no longer applicable. As discussed above, the transferability of equity owned by Named Executive Officers under long-term incentive programs is restricted.

Mr. Perkins’ Separation

In September of 2007, Mr. Perkins separated from us and received benefits under our Severance Plan. The components and amounts of his severance benefits are included in the Summary Compensation Table and its footnotes. Mr. Perkins’ stock options, as set forth in the Outstanding Equity Awards at Fiscal Year End Table, will be forfeited unless exercised before the second quarter of 2008. A portion of Mr. Perkins’ Class B Interests vested on his separation date and are included in the Option Exercises and Stock Vested Table.

Mr. Mayer’s Employment Agreement

Mr. Mayer’s 2007 compensation consisted of base salary, cash bonus, partnership interests and certain other benefits and was governed by his employment agreement dated December 1, 2006. On February 8, 2008, we announced that Mr. Mayer had decided to step down as chief executive officer and chairman of our Board of Directors. The terms of the employment agreement are described in detail below.

Mr. Mayer’s Base Salary

Mr. Mayer’s 2007 base salary was set by the Committee at $975,000.

Mr. Mayer’s Bonus

The Committee awarded Mr. Mayer a 2007 recognition bonus of $1,462,500. The Committee’s decision was based on Mr. Mayer’s leadership of our senior management team to rapidly respond to changing business conditions and generate our financial results in 2007.

Mr. Mayer’s Equity Awards in 2007

Mr. Mayer did not receive any equity awards in 2007.

Mr. Mayer’s Benefits

During the term of the Mayer employment agreement, Mr. Mayer is eligible to participate in all long-term incentive plans and health and welfare, perquisite, fringe benefit and other arrangements generally available to other senior executives, as well as the use of our aircraft as described above under “Executive Benefits and Perquisites.”

Mr. Mayer’s Separation Agreement

On February 8, 2008, we issued a press release announcing that Mr. Mayer had decided to step down as chief executive officer and chairman of our Board of Directors. On February 12, 2008, we entered into a separation and release agreement (the “Separation Agreement”) with Mr. Mayer, setting forth the terms of Mr. Mayer’s separation. Under the Separation Agreement, Mr. Mayer will resign from his positions as an officer and director at the discretion of the Board of Directors. Mr. Mayer’s employment will terminate effective as of May 1, 2008 (the “Separation Date”). We will continue to pay Mr. Mayer at his current rate of base salary and will continue his benefits and perquisites through the Separation Date.

The Separation Agreement further provides that, subject to certain conditions, we will provide Mr. Mayer with the following payments and benefits: (1) full vesting in 47,212.433 Class B Interests of our Parent; (2) a lump sum cash payment of $7,688,836; and (3) $80,006 as payment for Mr. Mayer’s accrued by untaken vacation and time off.

The Separation Agreement also includes a release by Mr. Mayer of claims, covenants providing for continued assistance with respect to certain matters and the continued applicability of Mr. Mayer’s non-competition covenants for a period of two years from the Separation Date.

In addition, the Separation Agreement provides that we will repurchase 5,000 Class A Limited Partnership Interests of our Parent (“Class A Interests”) from Mr. Mayer, on the terms and conditions set forth in a definitive stock repurchase agreement. Mr. Mayer initially purchased the Class A Interests in connection with the Merger.

Mr. Beyer’s Employment Agreement

On February 13, 2008, we announced that Richard M. Beyer was named as our new chief executive officer and chairman of the Board of Directors. Mr. Beyer will be based in Austin, Texas and will begin his duties in March, 2008.

On February 11, 2008, we entered into an employment agreement with Mr. Beyer (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Beyer will join Freescale in mid-March, 2008. The financial terms of the Employment Agreement include: (1) a commencement bonus of $1,000,000; (2) an annual base salary of not less than $1,100,000; (3) a bonus for 2008 of at least $1,100,000; (4) starting with 2009, the possibility of an annual performance bonus of at least 150% of Mr. Beyer’s annual base salary as determined by the Board of Directors; (5) a grant of $12,500,000 in deferred cash compensation, vesting over three years; (6) a grant of 2,100,840 restricted stock units, vesting over three years; and (7) a grant of profits interests in our Parent providing certain distributions upon a return of capital to investors in excess of Parent’s 2008 book value.

The Employment Agreement also provides that Mr. Beyer will be eligible to participate in any long-term incentive plans or programs and welfare and other benefit plans established by the Company for its senior officers generally.

Mr. Beyer is also entitled to severance upon a qualifying termination of employment. The severance is generally equal to two times (three times upon a qualifying termination following a change in control) the sum of his annual base salary and bonus. Upon a qualifying termination not in connection with a change in control, Mr. Beyer is also entitled to accelerated vesting of certain equity awards. In addition, we will provide a gross-up payment to Mr. Beyer with respect to any excise taxes resulting from parachute payments received by Mr. Beyer upon a qualifying termination following a change in control.

The Employment Agreement also includes a release of claims and non-competition and non-solicitation covenants by Mr. Beyer for a two-year period following termination of his employment with the Company for any reason.

Mr. Chennakeshu’s Employment Agreement

Mr. Chennakeshu’s current compensation consists of base salary, cash bonus, partnership interests and certain other benefits and is governed by his employment agreement dated December 1, 2006, or the Chennakeshu agreement. The terms of the Chennakeshu agreement are described in detail below.

Mr. Chennakeshu’s Base Salary

In accordance with the Chennakeshu agreement, Mr. Chennakeshu’s minimum base salary is $700,000, which was the same as his base salary for 2006. The Committee determined to keep Mr. Chennakeshu’s 2008 base salary at $700,000.

Mr. Chennakeshu’s Bonus

In 2007, the Committee awarded Mr. Chennakeshu a recognition bonus of $500,000. The Committee’s decision was based on a number of factors, including his leadership in 2007 in responding rapidly to a changing business environment. In accordance with the Chennakeshu agreement, Mr. Chennakeshu is entitled to a target annual bonus of $500,000 for 2008.

Mr. Chennakeshu’s Equity Awards in 2007

Mr. Chennakeshu did not receive any equity awards or other long-term incentives in 2007.

Mr. Chennakeshu’s Benefits

During the term of the Chennakeshu agreement, Mr. Chennakeshu is eligible to participate in all long-term incentive plans and health and welfare, perquisite, fringe benefit and other arrangements generally available to other senior executives.

Pursuant to the Chennakeshu agreement, Mr. Chennakeshu will receive severance benefits in the event he is terminated other than for cause, death or disability, or he terminates employment for good reason. In the event such a termination occurs in anticipation of or within two years following a change in control occurring more than two years after the effective date of the Chennakeshu agreement (i.e., December 1, 2006), Mr. Chennakeshu will receive enhanced severance benefits. In any event, Mr. Chennakeshu is entitled to receive benefits under the severance plan in lieu of the severance benefits described above if the benefits under such plan are more favorable than the benefits provided under the Chennakeshu agreement. If we adopt an incentive plan or a severance plan for senior executives with change in control benefits more generous than the benefits provided to Mr. Chennakeshu under the agreement, Mr. Chennakeshu will be entitled to those benefits.

2007 Summary Compensation

The following Summary Compensation Table sets forth information regarding the compensation provided by Freescale, Holdings I and Parent to the Chief Executive Officer, the Chief Financial Officer, each of the three most highly compensated executive officers (other than the CEO and CFO) who were serving at the end of 2007 and one executive officer whose employment terminated during 2007 (collectively, the “Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)		Option Awards(6) ($) (f)	Non-Equity Incentive Plan Compensation(7) ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j)
Michel Mayer,	2007	887,500	1,462,500	(1)	16,565,058	(4)	—	—	—		116,264	(9)	19,031,322
Chairman of the Board	2006	800,000	549,439	(2)	11,686,851	(5)	8,316,352	1,425,000	—		340,840		23,118,482
Alan Campbell,	2007	457,500	400,000	(1)	4,732,874	(4)	—	—	—		11,250	(10)	5,601,624
Senior Vice President and Chief Financial Officer	2006	390,000	194,875	(2)	3,393,954	(5)	1,863,920	435,000	—		47,793		6,325,542
Sandeep Chennakeshu,	2007	700,000	500,000	(1)	3,786,299	(4)	—	—	—		15,105	(11)	5,001,404
Senior Vice President and General Manager	2006	409,231	1,000,000	(3)	7,870,829	(5)	—	257,000	—		36,866		9,573,926
Paul Grimme,	2007	360,000	220,000	(1)	2,839,724	(4)	—	—	—		11,250	(12)	3,430,974
Senior Vice President and General Manager	2006	357,231	136,501	(2)	2,696,739	(5)	1,435,817	285,000	—		31,977		4,943,265
Sumit Sadana,	2007	347,500	250,000	(1)	3,786,299	(4)	—	—	—		11,250	(13)	4,395,049
Senior Vice President, Strategy & Business Development	2006	315,000	103,010	(2)	2,310,615	(5)	1,554,151	260,000	—		30,923		4,573,699
David Perkins,	2007	271,577	—		2,759,330	(4)	—	—	391,752	(8)	3,856,276	(14)	7,278,935
Former Senior Vice President, Sales & Marketing	2006	340,000	138,218	(2)	2,770,064	(5)	1,508,290	285,000	—		12,160		5,053,732

(1)	Represents a recognition award payment to be made to the Named Executive Officer in March 2008 determined by the Compensation and Leadership Committee upon a review of each Named Executive Officer’s performance in 2007.

(2)	Represents a recognition award payment made to the Named Executive Officer. Each Named Executive Officer was granted performance based restricted stock units under the 2005 Plan in 2006. In accordance with their terms, the performance based restricted stock units vested at target upon the change of control. Because our 2006 revenue exceeded the target level in the award agreement and the change of control occurred near year end, the Compensation and Leadership Committee awarded a cash payment in January of 2007 equal to the difference between the value of the shares that vested as a result of the change of control and the value of the shares that would have been issued based on our actual 2006 revenue.

(3)	Represents cash hiring bonus paid to Mr. Chennakeshu upon joining Freescale on June 1, 2006.

(4)	Reflects the expense recognized during 2007 associated with outstanding Class B Interests in Parent granted under the Interest Plan, in each case calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(5)	Reflects the expense recognized during 2006 associated with outstanding restricted stock units for Freescale Class A common stock granted under the 2005 Plan and Class B Interests in Parent granted under the Interest Plan, in each case calculated in accordance with SFAS No. 123(R). The SFAS No. 123(R) expense recognized by us associated with outstanding restricted stock units for each Named Executive Officer was: Mr. Mayer - $10,370,723; Mr. Campbell - $3,017,917; Mr. Chennakeshu - $7,570,000; Mr. Grimme - $2,471,117; Mr. Sadana - $2,009,786; and Mr. Perkins - $2,469,235. In connection with the Transactions, all unvested restricted stock units became fully vested on December 1, 2006. Under the terms of the Merger, each restricted stock unit was converted into the right to receive merger consideration of $40 per share. SFAS No. 123(R) expense recognized by us associated with outstanding Class B Interests for each Named Executive Officer was: Mr. Mayer - $1,316,128; Mr. Campbell - $376,037; Mr. Chennakeshu - $300,829; Mr. Grimme -$225,622; Mr. Sadana - $300,829; and Mr. Perkins - $300,829. For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(6)	Reflects the expense recognized by us during 2006 associated with outstanding stock option awards to purchase shares of Freescale Class A common stock and stock appreciation rights (“SARs”) granted under the 2005 Plan calculated in accordance with SFAS No. 123(R). In connection with the Transactions, all unvested stock options and SARs became fully vested on December 1, 2006. Under the terms of the Merger, all outstanding stock options and SARs (except as described below) were converted into the right to receive merger consideration of $40 per share minus the per share exercise price. Each of Messrs. Campbell, Grimme, Sadana and Perkins elected to convert a portion of their vested stock options into vested stock options to purchase shares of Holdings I common stock (the “Rollover Options”). The Rollover Options were granted under and are subject to the 2006 Plan. For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10-K. No stock options were granted to Named Executive Officers during 2007.

(7)	Represents payments made in March 2007 to each Named Executive Officer under the 2006 Freescale Bonus Plan related to 2006 performance. No payments were made under the 2007 Freescale Bonus Plan.

(8)	Mr. Perkins’ deferred aggregate balance was paid to him in calendar 2007 as a result of the Freescale Semiconductor, Inc.’s Board of Directors election to terminate the Freescale Semiconductor, Inc. Management Deferred Compensation Plan under the terms of the Agreement and Plan of Merger by and among Freescale Semiconductor, Inc., Freescale Holdings LLC, and Freescale Acquisition Corporation, dated September 15, 2006.

(9)	Represents perquisites costs and other income for Mr. Mayer of $116,264, including (i) $69,366 of aggregate incremental cost to Freescale Semiconductor, Inc. related to personal travel on Freescale’s corporate aircraft in accordance with the terms of the Freescale Aircraft Procedures and Use Policy as adopted by the Compensation and Leadership Committee; (ii) $814 for the executive health program; (iii) $34,834 income imputed to Mr. Mayer as a result of his spouse accompanying him during business travel on Freescale’s corporate aircraft in accordance with the terms of the Freescale Aircraft Procedures and Use Policy as approved by the Compensation and Leadership Committee; and (iii) $11,250 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan.

(10)	Represents perquisite costs and other income for Mr. Campbell of $11,250 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan.

(11)	Represents perquisite costs and other income for Mr. Chennakeshu of $15,105, including (i) $3,063 relocation expense; (ii) $792 reimbursement of income tax liabilities incurred for relocation expenses; and (ii) $11,250 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan.

(12)	Represents perquisite costs and reimbursement for income tax liabilities for Mr. Grimme of $11,250 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan.

(13)	Consists of perquisite costs and other income for Mr. Sadana of $11,250 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan.

(14)	Represents perquisite costs and other income for Mr. Perkins of $3,856,276, including (i) $736 for the executive health program; (ii) $1,328,984 gross up payment under the terms of the Officer Change in Control Severance Plan for income tax liabilities incurred as a result of Mr. Perkins’ severance payment; (iii) $2,945 in company matching funds under the Freescale Semiconductor, Inc. 401(k) Plan; and (iv) $2,523,611 severance payment.

2007 Grants of Plan-Based Awards

The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by Freescale, Holdings I and Parent in 2007 to our Named Executive Officers.

Name (a)	Grant Date (b)	Approval Date (c)	Number of Non-Equity Incentive Plan Units Granted (#) (d)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
				Threshold ($) (e)	Target ($) (f)	Maximum ($) (g)
Michel Mayer	n/a	1/18/07	—	—	1,462,500	7,312,500
Alan Campbell	n/a	1/18/07	—	—	350,000	1,750,000
Sandeep Chennakeshu	n/a	1/18/07	—	—	500,000	2,500,000
Paul Grimme	n/a	1/18/07	—	—	275,000	1,375,000
Sumit Sadana	n/a	1/18/07	—	—	285,000	1,425,000
David Perkins	n/a	n/a	—	—	—	—

(1)	Amounts represent potential awards under the 2007 Freescale Bonus Plan. The minimum payment was $0 for each Named Executive Officer and the maximum payment was 5 times the target amount. No payments were made under the 2007 Freescale Bonus Plan.

2007 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding stock option awards and unvested stock awards held by our Named Executive Officers as of December 31, 2007:

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Name (a)	Exercisable (b)		Unexercisable (c)
Michel Mayer	—		—	—	—	—		99,995.38	(1)	—	(3)
Alan Campbell	205,714.28	(2)	—		3.32	—		—		—
	344,520.00	(2)	—		5.50	—				—
	—		—	—	—	—		28,570.11	(1)	—	(3)
Sandeep Chennakeshu	—		—	—	—	—		22,856.08	(1)	—	(3)
Paul Grimme	38,285.72	(2)	—		3.32	—		—		—
	241,314.28	(2)	—		5.50	—		—		—
	—		—	—	—	—		17,142.07	(1)	—	(3)
Sumit Sadana	61,782.86	(2)	—		3.04	—		—		—
	182,125.71	(2)	—		5.50	—		—		—
	—		—	—	—	—		22,856.08	(1)	—	(3)
David Perkins	308,571.42	(2)	—		3.32	—	(4)	—		—
	244,354.28	(2)	—		5.50	—	(4)	—		—

(1)	Class B Interests awarded under the Interest Plan. Class B Interests vest in four equal annual installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant subject to continued employment or service of the grantee and subject to accelerated vesting upon certain terminations of employment or service and upon certain transactions. One-fourth of the original award vested on December 1, 2007.

(2)	Rollover Options granted under the 2006 Plan. The stock options granted under the 2006 Plan were granted in accordance with Section 424 of the Code.

(3)	These Class B Interests represent profits interests in Parent. The liquidation value of these interests at December 31, 2007, was zero.

(4)	Because of Mr. Perkins’ termination, these Rollover Options will expire in the second quarter of 2008.

2007 Option Exercises and Stock Vested

The following table sets forth information concerning the number of Class B Interests that vested and the value realized by our Named Executive Officers during the fiscal year ended December 31, 2007.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting(3) ($) (e)
Michel Mayer	—	—	33,331.80	(1)	—
Alan Campbell	—	—	9,523.37	(1)	—
Sandeep Chennakeshu	—	—	7,618.70	(1)	—
Paul Grimme	—	—	5,714.02	(1)	—
Sumit Sadana	—	—	7,618.70	(1)	—
David Perkins	—	—	6,178.45	(2)	—

(1)	Class B Interests awarded under the Interest Plan. One-fourth of the Class B Interests awarded the Named Executive Officer vested on December 1, 2007.

(2)	Represents the pro rata amount of Mr. Perkins’ Class B Interests awarded under the Interest Plan that vested at his termination on September 23, 2007.

(3)	The Class B Interests had no value as of December 31, 2007.

2007 Non-Qualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Registrant Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals / Distributions ($) (e)		Aggregate Balance at Last Fiscal Year-End ($) (f)
Michel Mayer	—	—	—	—		—
Alan Campbell	—	—	—	—		—
Sandeep Chennakeshu	—	—	—	—		—
Paul Grimme	—	—	—	—		—
Sumit Sadana	—	—	—	—		—
David Perkins	—	—	—	391,752	(1)	—

(1)	The Board elected to terminate the Freescale Semiconductor, Inc. Management Deferred Compensation Plan in connection with the Transactions. Mr. Perkins’ deferred aggregate balance was paid to him in January of 2007.

2007 Director Compensation

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Michel Mayer(2)	—		—	—		—	—	—	—
Daniel F. Akerson	—		—	—		—	—	—	—
Gene J. Frantz	—		—	—		—	—	—	—
John C. Hodge	—		—	—		—	—	—	—
Stephen P. Kaufman	42,000	(3)	—	40,394	(4)	—	—	—	82,394
Thomas Lister	—		—	—		—	—	—	—
John W. Marren	—		—	—		—	—	—	—
Paul Schorr, IV	—		—	—		—	—	—	—
Peter Smitham	—		—	—		—	—	—	—
Claudius E. Watts, IV	—		—	—		—	—	—	—

(1)	Each person named serves as a member of the Board of Directors of both Freescale Semiconductor Holdings I, Ltd. and Freescale Semiconductor, Inc.

(2)	Mr. Mayer is an employee of Freescale Semiconductor, Inc. and did not receive compensation for his services as a member of the Board of Directors of either Freescale Semiconductor Holdings I, Ltd. or Freescale Semiconductor, Inc. In February 2008, we announced that Mr. Mayer will be stepping down from the Board of Directors.

(3)	As an independent director, Mr. Kaufman receives annual director fees of $100,000. Mr. Kaufman was elected to the Board of Directors in July 2007 and his director fees for 2007 were prorated to $42,000.

(4)	Mr. Kaufman was granted a stock option to purchase 125,000 shares of Freescale Semiconductor Holdings I, Inc. common stock at an exercise price of $7. The options vest in four equal annual installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant. The grant date fair value of this stock option was $398,750 as calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Form 10-K.

2007 Potential Payments Upon Termination or Change in Control

We underwent a change in control on December 1, 2006. Under the terms of the Severance Plan, change in control benefits will be available to the Named Executive Officers until November 30, 2008, when the Severance Plan expires. The amounts for Mr. Mayer and Mr. Perkins represent their respective severance arrangements. The amounts for Messrs. Campbell, Chennakeshu, Grimme and Sadana are estimated as of December 31, 2007.

Name (a)	Actual Benefit ($) (b)		After Change in Control Termination w/o Cause or for Good Reason ($) (d)		Voluntary Termination (e)	Death (f)		Disability (g)
Michel Mayer	7,708,276	(1)	—		—	—		—
Alan Campbell	—		3,046,894	(3)	—	—		—
Sandeep Chennakeshu	—		4,118,607	(4)	—	500,000	(5)	500,000	(5)
Paul Grimme	—		2,433,507	(3)	—	—		—
Sumit Sadana	—		2,124,769	(3)	—	—		—
David Perkins	3,871,202	(2)	—		—	—		—

(1)	Amount represents a payment made under Mr. Mayer’s separation agreement plus the value of estimated medical benefits over the three year period following his separation.

(2)	Amount represents payment made to Mr. Perkins under the Severance Plan plus the value of estimated medical benefits over the three year period following his separation.

(3)	Amount represents estimated payments to be made to the Named Executive Officer under the Severance Plan plus the estimated value of medical benefits over a three year period.

(4)	Amount represents the estimated payment under Mr. Chennakeshu’s employment agreement plus the estimated value of medical benefits over a three year period.

(5)	Amount represents the estimated payment under Mr. Chennakeshu’s employment agreement in the event of his death or disability.

Potential Payments Upon Termination or Change in Control

Mr. Beyer

        Under the terms of the employment agreement for Mr. Beyer, in the event that his employment is terminated other than for cause, death or disability, or it is terminated by Mr. Beyer for good reason, he will be entitled to receive, subject to his execution of a release: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to two times the sum of base salary and target bonus; (4) continued medical and life insurance until Mr. Beyer is eligible for Medicare or another employer’s plan; and (5) any other amounts or benefits required to be paid or provided which he is eligible to receive, based on accrued benefits through the date of termination.

        If at any time following a “change in control”, Mr. Beyer’s employment is terminated other than for cause, death or disability, or it is terminated by him for good reason, he will be entitled to receive: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to three times the greater of his annual base salary during the three years prior to the change in control and his annual base salary on the date of termination; (4) a cash payment equal to three times the highest annual bonus (including any portion thereof that has been deferred and annualized for any fiscal year consisting of less than 12 months or during which he was employed for less than 12 months) that he received during the five fiscal years prior to the date of termination, and (5) continued medical and life insurance until Mr. Beyer is eligible for Medicare or another employer’s medical plan. For purposes of eligibility for retiree medical benefits pursuant to such plans, Mr. Beyer will be considered to have remained employed until the earlier of three years after the date of termination or the last day any employee may become eligible for such retiree medical benefits and to have retired on the last day of such period. If Mr.Beyer is terminated by us (other than for cause) within the nine-month period prior to a change in control, but subsequent to such time as negotiations or discussions which ultimately lead to a change in control have commenced, then he shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we amend our severance plan or adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Mr. Beyer will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

In the event of a payment made by us to Mr. Beyer at a time when our common stock or the common stock of any of our affiliates is not readily tradeable on an established securities market or otherwise, within the meaning of Section 280G(b)(5)(A)(ii) of the Code, or Section 280G, Mr. Beyer and we will use our best efforts to satisfy the “shareholder approval requirements” of that section in a manner designed to preserve the full economic benefit to the executive of any payments or benefits otherwise due to the executive. The employment agreement for Mr. Beyer contains a Section 280G tax gross-up provision in the event of a change in control that occurs other than at a time when our common stock or the common stock of any of our affiliates is not readily tradeable on an established securities market or otherwise.

Mr. Beyer is subject to restrictive covenants including non-solicit and non-competition provisions that remain in effect during the two-year period following termination of his employment for cause or as a result of voluntary resignation other than for good reason. Mr. Beyer also agrees to assist us in any litigation or dispute to the extent such litigation or claim relates to the executive’s employment or the period of the executive’s employment with us.

Mr. Chennakeshu

Under the terms of the employment agreement for Mr. Chennakeshu, in the event that his employment is terminated other than for cause, death or disability, or it is terminated by Mr. Chennakeshu for good reason, he will be entitled to receive, subject to his execution of a release: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to two times the sum of base salary and target bonus; (4) continued medical and life insurance for two years following the date of termination; and (5) any other amounts or benefits required to be paid or provided which he is eligible to receive, based on accrued benefits through the date of termination. In the event that Mr. Chennakeshu’s employment is terminated other than for cause, death or disability, or it is terminated by him for good reason, in each case, on or before the second anniversary of the employment agreement’s effective date, Mr. Chennakeshu would be entitled to all payments and benefits then due under the Severance Plan (as described below) to the extent more favorable to him than the payments and benefits provided under his current employment agreement.

If at any time following a “change in control” which occurs after the second anniversary of the employment agreement’s effective date and prior to the second anniversary of such change in control, Mr. Chennakeshu’s employment is terminated other than for cause, death or disability, or it is terminated by him for good reason, he will be entitled to receive: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to three times the greater of his annual base salary during the three years prior to the change in control and his annual base salary on the date of termination; (4) a cash payment equal to three times the highest annual bonus (including any portion thereof that has been deferred and annualized for any fiscal year consisting of less than 12 months or during which he was employed for less than 12 months) that he received during the five fiscal years prior to the date of termination, and (5) continued medical and life insurance for three years following the date of termination. For purposes of eligibility for retiree medical benefits pursuant to such plans, Mr. Chennakeshu will be considered to have remained employed until the earlier of three years after the date of termination or the last day any employee may become eligible for such retiree medical benefits and to have retired on the last day of such period. If Mr.Chennakeshu is terminated by us (other than for cause) within the nine-month period prior to a change in control, but subsequent to such time as negotiations or discussions which ultimately lead to a change in control have commenced, then he shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we amend our severance plan or adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Mr. Chennakeshu will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

In the event of a change in control at a time when our common stock or the common stock of any of our affiliates is not readily tradeable on an established securities market or otherwise, within the meaning of Section 280G(b)(5)(A)(ii) of the Code, or Section 280G, Mr. Chennakeshu and we will use our best efforts to satisfy the “shareholder approval requirements” of that section in a manner designed to preserve the full economic benefit to the executive of any payments or benefits otherwise due to the executive. The employment agreement for Mr. Chennakeshu contains a Section 280G tax gross-up provision in the event of a change in control that occurs other than at a time when our common stock or the common stock of any of our affiliates is not readily tradeable on an established securities market or otherwise.

Mr. Chennakeshu is subject to restrictive covenants including non-solicit and non-competition provisions that remain in effect during the two-year period following termination of his employment for cause or as a result of voluntary resignation other than for good reason. Mr. Chennakeshu also agrees to assist us in any litigation or dispute to the extent such litigation or claim relates to the executive’s employment or the period of the executive’s employment with us.

Other Named Executive Officers

Other Named Executive Officers are entitled to benefits under the Severance Plan. The Severance Plan provides for the payment of benefits in the event that: (1) an officer terminates his or her employment for “good reason” (as defined in the Severance Plan) within two years of a change in control (as defined in the Severance Plan), or (2) the officer’s employment is terminated for any reason other than termination for “good cause” (as defined in the Severance Plan), disability or death within two years of a change in control. In addition to unpaid salary for accrued paid time off and accrued salary and annual bonus through the termination date, the amount of the benefits payable to an officer entitled thereto would be equal to the sum of: (1) a multiple of the greater of the officer’s highest annual base salary in effect during the three years immediately preceding the change in control and the annual base salary in effect on the termination date; (2) a multiple of the highest annual bonus received by the officer during the immediately preceding five fiscal years ending on or before the termination date; and (3) a pro rata target bonus for the year of termination. The multiples referred to in the preceding sentence are two or three depending upon the seniority of the officer, with the Named Executive Officers having a multiple of three. The officer would also receive continued medical and insurance benefits for three years. In the event the officer is subject to the excise tax under Section 4999 of the Internal Revenue Code, we will make a tax reimbursement payment to the executive officer to offset the impact of such excise tax. The Severance Plan’s initial term was three years, subject to automatic one-year extensions unless our Board of Directors gives prior notice that it does not wish to extend the severance plan. Our merger constituted a change in control for the purposes of the Severance Plan. Accordingly, by its terms, the Severance Plan will continue for a period of two years after December 1, 2006 for participants in the Severance Plan on that date.

Each officer accepting stock option grants under the management incentive plan or Class B Interests agreed no good reason will have occurred with respect to him or her under the Severance Plan solely (1) by reason of our becoming privately held on December 1, 2006 (2) on account of a lateral change to his or her duties that does not affect his or her reporting relationships or (3) by him or her ceasing to serve as an executive of a publicly held corporation. Officers also agreed that the last sentence of Section 7.4 of the Severance Plan, overriding their non-competition obligations, would have no force and effect. Accordingly, those officers are subject to the terms of the grants under the management incentive plan and the interests plan that require adherence to a non-competition covenant in the event an officer receives severance pay and to the continued applicability of certain payback provisions relating to equity based awards granted prior to our merger.

Compensation Committee Report on Executive Compensation

The Compensation and Leadership Committee of the Board (the “Committee”) is primarily responsible for reviewing, approving and overseeing Freescale’s compensation plans and practices, and works with management to establish Freescale’s executive compensation philosophy and programs. The members of the Committee at the end of the 2007 fiscal year were Peter Smitham, Chairman, John W. Marren, Paul C. Schorr, IV and Claudius E. Watts, IV. The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management and has recommended that the CD&A be included in this Annual Report on Form 10-K.

Respectfully,

Members of the Compensation and Leadership Committee

Peter Smitham, Chairman

John W. Marren

Paul C. Schorr IV

Claudius E. Watts IV

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The Company directly owns all of the outstanding common shares of Freescale Semiconductor Holdings II, Ltd., which is the direct owner of Freescale Semiconductor Holdings III, Ltd., which is the direct owner of Freescale Semiconductor Holdings IV, Ltd., which is the direct owner of Freescale Semiconductor Holdings V, Inc. (“Holdings V”). Holdings V owns, directly and as trustee, all of the outstanding common stock of Freescale Semiconductor, Inc. (“FSL, Inc.”). The following table presents information regarding beneficial ownership of the common shares of the Company as of February 29, 2008 by each person who is known by us to beneficially own more than 5% of the common shares of the Company, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group. The following table also presents the equity securities of Freescale Holdings L.P., parent of Holdings I (“Parent”), held by our directors, each of the Named Executive Officers and by all of our directors and executive officers as a group. Security numbers have been rounded down to the nearest whole security.

Beneficial ownership is determined in accordance with the rules of the SEC. Each person named in the table has sole voting and investment power with respect to all of the shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Information with respect to each fund described in the table is based on information provided to us by such funds. Unless otherwise indicated, the address of each person named in the table is c/o Freescale Semiconductor, Inc., 6501 William Cannon Drive West, Austin, Texas 78735.

	Freescale Semiconductor Holdings I, Ltd.		Freescale Holdings, L.P.
Name of Beneficial Owner	Common Shares	% of Common Shares Outstanding	Class A Limited Partnership Interest(1)	% of Class A Limited Partnership Interest(%)	Class B Limited Partnership Interest(1)	% of Class B Limited Partnership Interest (%)
Freescale Holdings L.P.(1)	1,061,264,846	100%	—	—	—	—
Michel Mayer(2)	—	—	5,000	*	80,544	31.86%
Alan Campbell(3)(4)	550,234	*	741	*	38,093	15.07%
Daniel F. Akerson(5)	—	—	1,125,000	15.90%	—	—
Gene J. Frantz(6)	—	—	—	—	—	—
John C. Hodge(7)	—	—	—	—	—	—
Stephen P. Kaufman	—	—	150	*	—	—
Thomas H. Lister(8)	—	—	1,363,750	19.28%	—	—
John W. Marren(6)	—	—	—	—	—	—
Paul C. Schorr, IV(7)	—	—	3,395,055	47.99%	—	—
Peter Smitham(8)	—	—	1,363,750	19.28%	—	—
Claudius E. Watts, IV(5)	—	—	1,125,000	15.90%	—	—
Sandeep Chennakeshu(4)	—	—	500	*	30,474	12.05%
Paul Grimme(3)(4)	279,600	*	—	—	22,856	9.04%
David Perkins(3)(4)	552,924	*	—	—	6,178	2.44%
Sumit Sadana (3)(4)	243,908	*	—	*	30,474	12.05%
Directors and Executive Officers as a group(3)(9)	2,630,946	*	5,890,382	83.26%	252,809	94.58%

*	Represents less than 1%.

(1)	Includes 49,198,464 common shares subject to the Warrant Agreement, dated December 1, 2006, between Parent and Holdings I. Freescale Holdings G.P., Ltd. (“Freescale GP”) is the general partner of Parent and as such exercises voting and dispositive power with respect to such shares. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (collectively, the “Funds”), as described below, and each fund appoints two directors to the board of directors of Freescale GP. Holders of limited partnership interests in Parent have limited voting rights and no voting or dispositive power over the shares of Holdings I held by Parent.

The Blackstone Funds’ ownership of Freescale GP includes (i) 88 shares held by Blackstone Capital Partners (Cayman) V L.P. (“BCP V”), whose general partner is Blackstone Management Associates (Cayman) V L.P. (“BMA V”); (ii) 82 shares held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V-A”), whose general partner is BMA V; (iii) 70 shares held by BCP (Cayman) V-S L.P. (“BCP V-S”), whose general partner is BMA V; (iv) 8 shares held by Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”), whose general partner is BMA V; (v) 1 share held by Blackstone Family Investment Partnership (Cayman) V-A L.P. (“BFIP V-A”), whose general partner is BMA V; and (vi) 1 share held by Blackstone Participation Partnership (Cayman) V L.P. (“BPP V” and together with BCP V, BCP V-A, BCP V-S, BFIP V and BFIP V-A, the “Blackstone Funds”), whose general partner is BMA V. Peter G. Peterson and Stephen A. Schwarzman are founding members of BMA V and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA V, Mr. Peterson and Mr. Schwarzman disclaims beneficial ownership of such shares, except to the extent of such person’s pecuniary interest therein. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

The Carlyle Funds’ ownership of Freescale GP includes (i) 167 shares held by CP IV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman, L.P.; (ii) 33 shares held by CEP II P, wholly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II GP, L.P., whose general partner is CEP II Limited, which is wholly owned by TC Group Cayman, L.P.; (iii) 27 shares held by CAP II, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II, Ltd., which is wholly owned by TC Group Cayman, L.P.; (iv) 14 shares held by CJP, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman, L.P.; (v) 7 shares held by CPIV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman, L.P.; (vi) 1 share held by CAP II Co-Investment, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II, Ltd., which is wholly owned by TC Group Cayman, L.P.; and (vii) 1 share held by CJP Co-Investment, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman, L.P. The general partner of TC Group Cayman, L.P. is TCG Holdings Cayman, L.P. The general partner of TCG Holdings Cayman, L.P. is Carlyle Offshore Partners II Limited, a Cayman Islands exempted limited liability company. Carlyle Offshore Partners II Limited has ultimate investment and voting power over the shares held by the Carlyle Entities. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, L.P., 520 Madison Avenue, New York, New York 10022. See note (5) below for definitions.

The Permira Funds’ ownership of Freescale GP includes (i) 196 shares held by Permira IV L.P. 2 (“P IV 2”), whose manager is Permira IV Managers L.P.; (ii) 49 shares held by P4 Sub L.P. 1 (“P4 1”), whose manager is Permira IV Managers L.P.; (iii) 4 shares held by Permira Investments Limited (“PIL”); and (iv) 1 share held by P4 Co-Investment L.P. (“P4 Co-Investment” and, together with P4 1, P IV 2 and PIL, the “Permira Funds” ), whose general partner is Permira IV G.P. L.P. P4 1 and P IV 2 are together known as “Permira IV.” Permira IV Managers L.P. may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Permira Funds by virtue of being manager of Permira IV and by virtue of co-investment arrangements between the entities comprising the Permira Funds, but disclaims beneficial ownership of such shares except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL.

The TPG Funds’ ownership of Freescale GP includes (i) 75 shares held by TPG Partners IV-AIV, L.P. (“TPG IV”), whose general partner is TPG Gen Par IV-AIV, L.P., (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“TPG V”), (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”), and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B”) (together with TPG IV, TPG V, TPG FOF A and TPG FOF B, the “TPG Funds”). The general partner of TPG V, TPG FOF A and TPG FOF B is TPG Gen Par V-AIV, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG Gen Par IV-AIV, L.P. and TPG Gen Par V-AIV, L.P. may be deemed to have beneficial ownership with respect to the shares owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG, 301 Commerce Street, Fort Worth, Texas 76102.

(2)	The Company recently announced that Mr. Mayer and the Company have entered into a Separation and Release Agreement, pursuant to which the Company will repurchase Mr. Mayer’s Class A limited partnership interests. The parties expect to consummate the sale in March 2008. In addition, the agreement provides that Mr. Mayer will own a total of 80, 544.228 Class B limited partnership interest upon his termination of employment.

(3)	Common shares listed represent shares issuable upon exercise of options outstanding and currently exercisable and/or restricted stock units.

(4)	In the event holders of limited partnership interests in Parent become entitled to vote on any matter, the holder has agreed to vote all of its interests in Parent as directed by Freescale GP.

(5)

Mr. Akerson and Mr. Watts were appointed to the board of directors of Freescale GP by the Carlyle Funds. See note (1) above. Mr. Akerson and Mr. Watts are each Managing Directors at The Carlyle Group. Class A limited partnership interests represent amounts held by the various Carlyle Funds as set forth below. Mr. Akerson and Mr. Watts each disclaim beneficial ownership of any shares or interests owned directly or indirectly by such Carlyle funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 754,527.16 Class A limited partnership interests held by Carlyle Partners IV Cayman, L.P. (“CP IV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman, L.P.; (ii) 30,472.84 Class A limited partnership interests held by CPIV Coinvestment Cayman, L.P (“CPIV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman, L.P.; (iii) 150,000.00 Class A limited partnership interests held by CEP II Participations Sarl SICAR (“CEP II P”), wholly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II GP, L.P., whose general partner is CEP II Limited, which is wholly owned by TC Group Cayman, L.P.; (iv) 121,585.87 Class A limited partnership interests held by Carlyle Asia Partners II, L.P (“CAP II”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II, Ltd., which is wholly owned by TC Group Cayman, L.P.; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment, L.P. (“CAP II Co-Investment”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II, Ltd., which is wholly owned by TC Group Cayman, L.P.; (vi) 61,494 Class A limited partnership interests held by Carlyle Japan Partners, L.P. (“CJP”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman, L.P.; and (vii) 3,506 Class A limited partnership interests held by CJP Co-Investment, LP (“CJP Co-Investment” and together with CP IV, CPIV, CAP II, CAP II Co-Investment and CJP, the “Carlyle Funds”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman, L.P. The general partner of TC Group Cayman, L.P. is TCG Holdings Cayman, L.P. The general partner of TCG Holdings Cayman, L.P. is Carlyle Offshore Partners II Limited, a Cayman Islands exempted limited liability company. Carlyle Offshore Partners II Limited has ultimate investment and voting power over the interests held by the Carlyle Entities. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, L.P., 520 Madison Avenue, New York, New York 10022. See also note (1) above.

(6)	Mr. Frantz and Mr. Marren were appointed to the board of directors of Freescale GP by the TPG Funds. See note (1) above. Mr. Frantz and Mr. Marren are each Partners of TPG. Neither Mr. Frantz nor Mr. Marren may be deemed to have beneficial ownership with respect to the interests owned by the TPG Funds. The TPG Funds own the following: (i) 300,000 Class A limited partnership interests held by TPG IV, whose general partner is TPG GenPar IV-AIV, L.P., (ii) 696,706 Class A limited partnership interests held by TPG V, (iii) 1,823 Class A limited partnership interests held by TPG FOF A, (iv) 1,470 Class A limited partnership interests held by TPG FOF B; the general partner of TPG V, TPG FOF A and TPG FOF B is TPG GenPar V-AIV, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG GenPar IV-AIV, L.P. and TPG GenPar V-AIV, L.P. may be deemed to have investment powers and beneficial ownership with respect to the interests owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG Capital, 301 Commerce Street, Fort Worth, Texas 76102. See also note (1) above.

(7)	Mr. Hodge and Mr. Schorr were appointed to the board of directors of Freescale GP by the Blackstone Funds. See note (1) above. Mr. Schorr is a Senior Managing Director of The Blackstone Group. Class A limited partnership interests represent amounts held by the Blackstone Class A Funds (defined below) as set forth below. Mr. Schorr disclaims beneficial ownership of any shares or interests owned directly or indirectly by the Blackstone Class A Funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 40,061.25 Class A limited partnership interests held by BFIP V, whose general partner is BMA V; (v) 4,110.38 Class A limited partnership interests held by BFIP V-A, whose general partner is BMA V; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BMA V; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and together with BCP V, BCP V-A, BCP V-S, BFIP V, BFIP V-A, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. Peter G. Peterson and Stephen A. Schwarzman are founding members of BMA V and as such may be deemed to share beneficial ownership of the interests held or controlled by the Blackstone Class A Funds. Each of BMA V, Mr. Peterson and Mr. Schwarzman disclaims beneficial ownership of such interests, except to the extent of such person’s pecuniary interest therein. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. See also note (1) above.

(8)

Mr. Lister and Mr. Smitham were appointed to the board of directors of Freescale GP by the Permira Funds. See note (1) above. Mr. Lister is a Managing Partner at Permira Advisers, LLC. Mr. Smitham is a Partner at Permira Advisers, LLP. Class A limited partnership interests represent amounts held by the various Permira Class A Funds and Co-Investors (defined below) as set forth below. Mr. Lister and Mr. Smitham each disclaim beneficial ownership of any shares or interests owned directly or indirectly by the Permira Class A Funds and Co-Investors, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.; (iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is WPMG SDF I, LLC; (vi) 4,500 Class A limited partnership interests held by Wilshire U.S. Private Markets Fund VII, L.P. (“PMF VII”), whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is Standard Life Investments (Private Equity) Limited; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is Standard Life Investments (Private Equity) Limited; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is Standard Life Investments (Private Equity) Limited; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is Standard Life Investments (Private Equity) Limited; (xiv) 53.21 Class A limited partnership interests held by ESP Co-Investment Limited Partnership (“ESP Co-Investment”), whose manager is Standard Life Investments (Private Equity) Limited; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is Standard Life Investments (Private Equity) Limited; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is Standard Life Investments (Private Equity) Limited; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is Standard Life Investments (Private Equity) Limited; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is Standard Life Investments (Private Equity) Limited; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is Standard Life Investments (Private Equity) Limited; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is Standard Life Investments (Private Equity) Limited; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have investment power and beneficial ownership with respect to the Class A interests owned by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. See also note (1) above.

(9)	See notes (1) through (8) above.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Arrangements with our Investors

Simultaneously with the consummation of the Merger, we entered into agreements with the Sponsors and those persons and entities that are investors in our indirect parent companies.

Shareholders’ Agreement

The Sponsors entered into a shareholders’ agreement with respect to their interests in Freescale Holdings GP, Ltd. (the “General Partner”), the general partner of Parent. Among other things, this agreement establishes the composition of the board of the General Partner, provides for restrictions on the transfer of shares of the General Partner and for approval rights with respect to actions by the General Partner or Parent and its subsidiaries. The shareholders’ agreement provides that certain actions by the General Partner, Parent or any of their subsidiaries, for example, amendments to the organizational documents, amendments or waivers of any debt documents, equity issuances and the registration of equity securities in connection with an initial public offering, and acquisitions or sales of assets, require the approval of a majority of the directors appointed by the Sponsors. The shareholders’ agreement also provides for customary indemnification of all directors, shareholders and their affiliates.

Investors Agreement

The Consortium entered into an investors agreement that provides that no holder of any equity interests in Parent or Holdings I may transfer their equity interests except to permitted transferees and except in compliance with certain restrictions on transfer. The investors agreement provides certain investors with the right to “tag-along” and sell a pro rata portion of their equity interests if other investors propose to sell all or a portion of their equity interests. Additionally, investors holding a majority of the class A limited partnership interests in Holdings have the right to cause a sale of Parent or Holdings I and to require the other equityholders to participate in such a sale. Pursuant to the investors agreement, any equity or Parent and Holdings I held by employees of the company is subject to put and call rights under specified circumstances. If Parent or its subsidiaries propose to issue new equity securities, equityholders of Parent and Holdings I will have the right to purchase their pro rata share of such new securities.

Registration Rights Agreement

The equityholders of Parent also entered into a registration rights agreement providing for certain customary demand and piggyback registration rights (including customary indemnification) and Rule 144 sale provisions applicable to specified parties. Parent would be responsible for paying the expenses of such registrations.

Management Fee Agreements

On December 2, 2006, following completion of the Merger, we entered into management agreements with affiliates or advisors of certain members of the Consortium, including affiliates or advisors of the Sponsors, pursuant to which such entities or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provide management and advisory services to us. Pursuant to such agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, paid quarterly in advance, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. We paid an aggregate of $29 million for management services for the year ended December 31, 2007. The management agreements have a 10-year term, but may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the Advisors will receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. The management agreements include customary exculpation and indemnification provisions in favor of the Advisors.

Other Arrangements

Mr. Stephen P. Kaufman purchased 150 Class A Limited Partnership interests of Parent during fiscal year 2007 for a total purchase price of $150,000.

Statement of Policy Regarding Transactions with Related Persons

The Board of Directors has adopted a written policy to review and approve any related party transaction in excess of $5 million.

Director Independence

Information regarding director independence is set forth above in Item 10 of this Annual Report on Form 10-K.

Item 14:	Principal Accountant Fees and Services

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for 2007 and 2006, and fees for other services rendered by KPMG LLP for 2007 and 2006:

	Year Ended December 31,
Fees	2007	2006
Audit fees (1)	$2,473,000	$4,355,000
Audit-related fees (2)	35,000	65,000
Tax fees	—	—
All other fees (3)	46,000	29,000

Total fees	$2,554,000	$4,449,000

(1)	In 2007, consists of services rendered in connection with the audit of our annual financial statements, statutory audits and with the filing of our Form 10 and Form S-4/A. In 2006, consists of services rendered in connection with the audit of our annual financial statements, statutory audits, and work performed related to the Merger.

(2)	In 2007 and 2006, consists of services rendered in connection with our savings plan audits.

(3)	In 2007 and 2006, consists of services rendered in connection with local attestation requirements and other miscellaneous fees.

Audit and Legal Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit and Legal Committee (the “Audit Committee”) pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by our independent registered public accounting firm. The policies and procedures provide that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and our independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

The Audit Committee may delegate pre-approval authority for audit and non-audit services to our Chief Accounting Officer, who can pre-approve services up to a maximum fee of $250,000. Any service pre-approved by our Chief Accounting Officer must be reported to the Audit Committee at the next scheduled quarterly meeting.

The audit, audit-related, tax and other services provided by KPMG LLP in 2007 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation.

3.1*	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.2**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007.

3.3*	Certificate of Incorporation of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.4**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.5*	Certificate of Incorporation of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.6**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.7*	Certificate of Incorporation of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.8**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.9*	Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on August 21, 2006.

3.10*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 20, 2006.

3.11*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 30, 2006.

3.12*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on March 2, 2007.

3.13*	Certificate of Merger by and between Freescale Acquisition Corporation and Freescale Semiconductor, Inc.

3.14*	Amended and Restated Certificate of Incorporation of Freescale Semiconductor, Inc., filed with the Delaware Secretary of State on December 1, 2006.

3.15**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd.

3.16**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings II, Ltd.

3.17**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings III, Ltd.

3.18**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings IV, Ltd.

3.19*	By-Laws of Freescale Acquisition Holdings Corp.

3.20**	Amended and Restated By-Laws of Freescale Semiconductor, Inc.

3.21***	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008.

4.1*	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1/8% / 9 7/8% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014.

4.2*	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.3*	Registration Rights Agreement, dated December 1, 2006, between Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Freescale Acquisition Corporation, Freescale Acquisition Holdings Corp., Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd., and Freescale Holdings (Bermuda) IV, Ltd., for $5,950,000,000 notes of Freescale Acquisition Corporation, consisting of $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1/8%/9 7/8% Senior PIK-Election Notes Due 2014, $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, and $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.4*	Joinder and Assumption Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as representatives of the Purchasers named therein.

4.5*	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture.

4.6*	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture.

4.7*	Form of Senior Fixed Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.8*	Form of Senior Floating Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.9*	Form of Senior Toggle Note (included as Exhibit A-2 to Exhibit 4.1).

4.10*	Form of Senior Subordinated Note (included as Exhibit A to Exhibit 4.2).

4.11*	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors.

4.12*	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P.

9.1*	Voting Trust Agreement, dated December 1, 2006, by and among Freescale Semiconductor, Inc., Firestone Acquisition Holdings Corp. and the Stockholders listed therein.

10.1*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Blackstone Management Partners V L.L.C.

10.2*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C.

10.3*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited.

10.4*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisers LLC.

10.5*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar IV—AIV, L.P.

10.6*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar V—AIV, L.P.

10.7+*	Freescale Holdings 2006 Management Incentive Plan.

10.8+*	Form of Freescale Holdings Nonqualified Stock Option Agreement.

10.9+*	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option).

10.10+*	Form of Freescale Holdings Restricted Stock Unit Award Agreement.

10.11+*	Freescale Holdings Dividend Rights Plan.

10.12+*	Form of Freescale Holdings L.P. Award Agreement.

10.13+*	Freescale Holdings L.P. 2006 Interest Plan.

10.14+*	Employment Agreement, dated December 1, 2006, between Freescale Semiconductor, Inc. and Michel Mayer.

10.15+*	Employment Agreement, dated December 1, 2006, between Freescale Semiconductor, Inc. and Sandeep Chennakeshu.

10.16*	$4,250,000,000 Credit Agreement, dated as of December 1, 2006, among Freescale Semiconductor, Inc., as Borrower, Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., As Foreign Holdings, Freescale Holdings (Bermuda) III, Ltd., as Parent, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party hereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Joint Bookrunners.

10.17*	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent.

10.18*	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent.

10.19*	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent.

10.20*	Amendment No. 1, dated February 14, 2007, to the Credit Agreement dated as of December 1, 2006.

10.21+*	Freescale Conversion Plan of 2004, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-8, Registration No. 333-120978, filed with the SEC on December 3, 2004.

10.22+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.23+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-8, Registration No. 333-124570, filed with the SEC on May 3, 2005.

10.24+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Restricted Stock Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.25+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.26+**	Freescale Semiconductor, Inc. Officer Change in Control Severance Plan.

10.27+**	Form of Holder’s Agreement.

10.28+	Separation Agreement, dated February 12, 2008, between Freescale Semiconductor, Inc. and Michel Mayer, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2008.

10.29+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2008.

10.30+***	Freescale Semiconductor Holdings 2007 Employee Incentive Plan.

10.31+***	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement.

12.1***	Statement of Computation of Ratios.

21.1***	Subsidiaries of Freescale Semiconductor Holdings I, Ltd.

23.1***	Consent of KPMG LLP for report dated March 10, 2008 with respect to Freescale Semiconductor Holdings I, Ltd.

24.1***	Power of Attorney (included on signature page hereof).

31.1***	Certification of Chief Executive Officer.

31.2***	Certification of Chief Financial Officer.

32.1***	Section 1350 Certification (Chief Executive Officer).

32.2***	Section 1350 Certification (Chief Financial Officer).

+	= indicates a management contract or compensatory plan arrangement

*	Previously filed and incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007, registration number 333-141128.

**	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007, registration number 333-141128-05.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor Holdings I, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

By:	/S/ MICHEL MAYER
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor Holdings I, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHEL MAYER Michel Mayer	Chairman of the Board and Chief Executive Officer	March 12, 2008

/S/ ALAN CAMPBELL Alan Campbell	Chief Financial Officer (Principal Financial Officer)	March 12, 2008

/S/ DARYL E. RAIFORD Daryl E. Raiford	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2008

/S/ DANIEL F. AKERSON Daniel F. Akerson	Director	March 12, 2008

/S/ GENE J. FRANTZ Gene J. Frantz	Director	March 12, 2008

/S/ JOHN C. HODGE John C. Hodge	Director	March 12, 2008

/S/ THOMAS LISTER Thomas Lister	Director	March 12, 2008

/S/ JOHN W. MARREN John W. Marren	Director	March 12, 2008

/S/ PAUL C. SCHORR, IV Paul C. Schorr, IV	Director	March 12, 2008

/S/ PETER SMITHAM Peter Smitham	Director	March 12, 2008

/S/ CLAUDIUS E. WATTS, IV Claudius E. Watts, IV	Director	March 12, 2008

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.