Form 10-Q
period 2008-03-28
Freescale Semiconductor Holdings I, Ltd.
filed 2008-04-24
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

There is no public trading market for the registrant’s common stock. As of April 18, 2008, there were 1,012,066,382 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in millions)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Net sales	$1,405	$1,361
Cost of sales	813	1,217

Gross margin	592	144
Selling, general and administrative	166	160
Research and development	278	290
Amortization expense for acquired intangible assets	272	345
Reorganization of business and other	26	—
Merger expenses	2	3

Operating loss	(152)	(654)
Other expense, net	(190)	(198)

Loss before income taxes	(342)	(852)
Income tax benefit	(97)	(313)

Net loss	$(245)	$(539)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	March 28, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$385	$206
Short-term investments	865	545
Accounts receivable, net	680	542
Inventory	732	779
Other current assets	561	712

Total current assets	3,223	2,784
Property, plant and equipment, net	2,441	2,517
Goodwill	5,345	5,350
Intangible assets, net	3,650	3,918
Other assets, net	538	548

Total assets	$15,197	$15,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$98	$93
Accounts payable	422	385
Accrued liabilities and other	927	574

Total current liabilities	1,447	1,052
Long-term debt	9,349	9,380
Deferred tax liabilities	1,002	1,114
Other liabilities	410	381

Total liabilities	12,208	11,927
Stockholder’s equity:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at March 28, 2008 and December 31, 2007	5	5
Additional paid-in capital	7,165	7,138
Accumulated other comprehensive earnings	64	47
Accumulated deficit	(4,245)	(4,000)

Total stockholder’s equity	2,989	3,190

Total liabilities and stockholder’s equity	$15,197	$15,117

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Net cash provided by operating activities	$474	$41
Cash flows from investing activities:
Capital expenditures, net	(85)	(92)
Proceeds from sale of businesses and investments	12	—
Sales and purchases of short-term investments, net	(322)	77
Proceeds from sale of property, plant and equipment and assets held for sale	141	—
Payments for purchase licenses and other assets	(22)	(11)

Net cash used for investing activities	(276)	(26)

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	(30)	(10)
Other	—	(2)

Net cash used for financing activities	(30)	(12)

Effect of exchange rate changes on cash and cash equivalents	11	1

Net increase in cash and cash equivalents	179	4
Cash and cash equivalents, beginning of period	206	177

Cash and cash equivalents, end of period	$385	$181

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

On December 1, 2006, Freescale Semiconductor, Inc. (“FSL, Inc.”) was acquired by a consortium of private equity funds ( the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC and TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished through the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”) by and among FSL, Inc., Firestone Holdings LLC, a Delaware limited liability company that transferred and assigned all of its assets, liabilities, rights and obligations to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”), and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into FSL, Inc., and as a result, FSL, Inc. continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. Parent is an entity controlled by the Sponsors.

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

The accompanying unaudited condensed consolidated financial statements as of March 28, 2008, December 31, 2007 and for the three months ended March 28, 2008 and March 30, 2007 are unaudited, with the December 31, 2007 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 28, 2008 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 28, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Interest expense	$(184)	$(210)
Interest income	7	12

Interest expense, net	(177)	(198)

Other, net	(13)	—

Other expense, net	$(190)	$(198)

During the first quarter of 2008, we recorded a $6 million pre-tax gain as a reduction to interest expense in connection with the repurchase of $13 million of our Senior Subordinated Notes and $10 million of our Fixed Rate Notes (both as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007).

Cash paid for interest was $64 million and $79 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

During the first quarter of 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Net loss	$(245)	$(539)
Net change in fair value on derivative contracts	12	(1)
Net change in cumulative translation adjustments	5	3

Total comprehensive loss	$(228)	$(537)

During the first quarter of 2008, in accordance SFAS No. 133, we reclassified a $25 million pre-tax loss from accumulated other comprehensive earnings to other, net in connection with the realization of the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of non-monetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed. The $40 million cumulative translation adjustments for these entities recorded prior to the change will remain a separate component of stockholder’s equity.

Balance Sheets Supplemental Information

Inventory

Inventory consisted of the following:

	March 28, 2008	December 31, 2007
Work in process and raw materials	$523	$527
Finished goods	209	252

	$732	$779

We recognized $416 million in cost of sales related to the purchase accounting adjustment to inventory in the three months ended March 30, 2007.

Property, Plant and Equipment, Net

Depreciation expense was $174 million and $181 million for the three months ended March 28, 2008 and March 30, 2007, respectively. Accumulated depreciation was approximately $865 million and $688 million at March 28, 2008 and December 31, 2007, respectively.

During the three months ended March 28, 2008, FSL, Inc. sold a portion of our assets located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007. These assets were classified as held for sale as of December 31, 2007. The remaining assets will be sold in the second quarter of 2008.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following:

	March 28, 2008	March 30, 200
Compensation	$178	$219
Taxes other than income taxes	69	63
Deferred revenue	343	30
Income tax payable	11	21
Interest payable	160	44
Environmental liability	7	7
Accrued technology cost	23	24
Stock-based compensation	32	34
Other	104	132

	$927	$574

In the current quarter, we entered into an amended and extended arrangement with Motorola, whereby we received cash proceeds, provided certain pricing concessions and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which is being recognized over the term of the arrangement beginning this quarter.

(3) Risk Management

Foreign Currency Risk

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of non-monetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in income for the period in which the exchange rates changed.

At March 28, 2008 and December 31, 2007, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $323 million and $561 million, respectively, which are accounted for at fair value. The notional amount of our foreign currency hedges decreased as a result of the change in functional currency for certain foreign operations to the U.S. dollar. The fair value of the forward contracts was a net unrealized gain of $4 million and $10 million at March 28, 2008 and December 31, 2007, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions:

Buy (Sell)	March 28, 2008	December 31, 2007
Malaysian Ringgit	$58	$53
British Pound	$11	$19
Japanese Yen	$(56)	$17
Israeli Shekel	$18	$12
Singapore Dollar	$(13)	$—
Euro	$143	$(18)
Danish Kroner	$—	$(415)

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In 2006 and 2007, we entered into interest rate swap agreements with a notional amount of $900 million to hedge a portion of our $4.0 billion floating rate debt. These interest rate swaps expire on December 1, 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.78%, and in turn, receive variable interest payments based on 3-month LIBOR (3.08% at March 28, 2008) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. We elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan (as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007). This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualify as a cash flow hedge in accordance with SFAS No. 133. Therefore, in the first quarter of 2008, we recognized a $16 million loss, net of tax, in other expense in the accompanying unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 133, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation at March 28, 2008.

The remaining effective portion of the interest rate swaps at March 28, 2008 is approximately $7 million, net of tax, and is in accumulated other comprehensive loss. This unrealized loss is exclusive of the aforementioned $16 million after-tax loss on the ineffective portion of the interest rate swaps. This amount will be recognized as interest expense through December 2009. If certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity, this amount may be recognized in other, net in the Consolidated Statement of Operations.

During the first quarter of 2008, we entered into an additional interest rate swap with a notional amount of $100 million. This swap is effective from December 1, 2009 through December 1, 2012. The fair value of our interest rate swaps is an obligation of approximately $36 million at March 28, 2008 and is included in other liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The fair values of our interest rate swaps were estimated based on the yield curve at March 28, 2008 and represent their carrying values.

(4) Stock and Equity-Based Compensation Plans

Class B Interests

During the three months ended March 28, 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization charge in our unaudited Condensed Consolidated Statement of Operations for the three months ended March 28, 2008.

During the three months ended March 28, 2008, our Parent granted our new CEO a 1.2472% Class B-2008 Series Interests, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of the Parent, dated as of February 11, 2008 (“Amended LP Agreement”), which will provide the holder an interest in the Parent and entitle the holder to a portion equal to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The grant date of the Class B-2008 Series LP Interests granted to our new Chief Executive Officer is April 7, 2008. However, in accordance with the provisions of SFAS 123(R), the grant date for financial reporting is March 17, 2007, as he had a mutual understanding of the terms and conditions of the award and met the definition of an employee on that date. The Class B-2008 Series Interests vest 25% on each of the first, second, third and fourth anniversaries of the date of the grant. The Class B-2008 Series Interests are subject to the terms, conditions and restrictions of the Amended LP Agreement and the Investors Agreement dated December 1, 2006, as amended.

At March 28, 2008, we had approximately $96 million in unamortized expense in additional paid-in capital related to Class B and Class B-2008 Series Interests, net of expected forfeitures, to be amortized on a straight-line basis over a period of four years.

The fair value of the Class B-2008 Series Interests was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three Months Ended March 28, 2008
Weighted average grant date fair value	$39
Weighted average assumptions used:
Expected volatility	57.0%
Expected lives (in years)	5.00
Risk free interest rate	2.6%
Expected dividend yield	—%

Restricted Stock Units

As of March 28, 2008, we had approximately $16 million in unamortized expense related to restricted stock units (“RSUs”), net of expected forfeitures, to be amortized on a straight-line basis over a period of three to four years in additional paid-in capital.

A summary of changes in RSUs outstanding during the three months ended March 28, 2008 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2008	1,245
Granted	2,101
Vested	(274)
Terminated, cancelled or expired	(62)

Non-vested RSU balance at March 28, 2008	3,010

The grant date of the 2.1 million restricted stock units granted to our new Chief Executive Officer is April 7, 2008. However, in accordance with the provisions of SFAS 123(R), the grant date for financial reporting is March 17, 2007, as he had a mutual understanding of the terms and conditions of the award and met the definition of an employee on that date.

Under the terms of the RSU award agreements, shares of common stock are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier to occur of the following: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the seventh anniversary of the date of grant. Vested RSUs are considered outstanding until shares have been issued.

Our total stock-based compensation expense is presented below:

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Cost of sales	$—	1
Selling, general and administrative	10	10
Research and development	—	1
Reorganization of businesses and other	17	—

Total	27	12

(5) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of March 28, 2008, the estimated annual effective tax rate for 2008 is a benefit of 35%, excluding tax expense of $22 million recorded for discrete events. These discrete events resulted from foreign tax rate changes, an increase in the valuation allowance associated with our foreign deferred tax assets, and interest expense associated with tax reserves.

(6) Commitments and Contingencies

Commitments

We have product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $78 million as of March 28, 2008, compared to $76 million as of December 31, 2007.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, FSL, Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against FSL, Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could differ from the amounts accrued, perhaps significantly.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, FSL, Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. As a result of the terms of its separation from Motorola, it is possible that FSL, Inc. could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation and Agere Systems, Inc. (“LSI”) filed a complaint against FSL, Inc. and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in FSL Inc.’s chip manufacturing process. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our financial position, results of operations, or cash flow.

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, we execute other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration, are typically limited to a duration of 24 months or less, and/or amounts not to exceed the contract value. In some instances we may have recourse against third parties for certain payments made by us.

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of March 28, 2008, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of March 28, 2008, we have accrued $4 million related to known estimated indemnification obligations. As of March 28, 2008, we believe there are no obligations that would result in material payments for any unknown matters.

(7) Reorganization of Businesses and Other

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

Executive Leadership Transition

During the first quarter of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the retention of Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to March 28, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at March 28, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	—	2	3
Research and development	1	—	—	—	1

Total	$14	$—	$—	$10	$4

Related headcount	100	—	—	70	30

During the three months ended March 28, 2008, we separated 70 employees . The $10 million used reflects initial cash payments made to these separated employees through March 28, 2008. We will pay these separated employees and the remaining 30 employees $4 million by June 27, 2008.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the 300-millimeter joint development agreement signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2008 to March 28, 2008:

(in millions, except headcount)	Accruals at January 1, 2008	Adjustments	2008 Amounts Used	Accruals at March 28, 2008
Employee Separation Costs
Selling, general and administrative	$2	$2	$—	$—
Research and development	9	5	1	3

Total	$11	$7	$1	$3

Related headcount	50	—	50	—

Relocation and Exit Costs	$4	$—	$1	$3

During the three months ended March 28, 2008, we separated the final 50 employees . The $2 million used reflects initial cash payments made to these separated employees through March 28, 2008. We expect to pay the remaining $6 million throughout the rest of 2008.

(8) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, in connection with the Merger, we issued $5.95 billion aggregate principal amount of the outstanding Senior Notes and outstanding Senior Subordinated Notes as described in Note 4 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2007. The Senior Notes are jointly and severally guaranteed on an unsecured, senior basis, and the Senior Subordinated Notes are jointly and severally guaranteed by the Parent Companies (“Guarantors”) on an unsecured, senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, none of FSL Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes, Senior Subordinated Notes or Credit Facility (as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007). In the future, subsidiaries may be required to guarantee the Senior Notes and/or the Senior Subordinated Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of FSL, Inc., the Parent, Guarantors, Non-Guarantors and eliminations as of and for the three months ended March 28, 2008 and March 30, 2007 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 28, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,837	$1,900	$(2,332)	$1,405
Cost of sales	—	—	1,359	1,786	(2,332)	813

Gross margin	—	—	478	114	—	592
Selling, general and administrative	—	—	222	61	(117)	166
Research and development	—	—	188	90	—	278
Amortization expense for acquired intangible assets	—	—	272	—	—	272
Reorganization of businesses and other	—	—	26	—	—	26
Merger expenses	—	—	2	—	—	2

Operating loss	—	—	(232)	(37)	117	(152)
Other (expense) income, net	(245)	(245)	(135)	115	320	(190)

(Loss) earnings before income taxes	(245)	(245)	(367)	78	437	(342)
Income tax (benefit) expense	—	—	(122)	25	—	(97)

Net (loss) earnings	$(245)	$(245)	$(245)	$53	$437	$(245)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 30, 2007
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,937	$1,869	$(2,445)	$1,361
Cost of sales	—	—	1,855	1,807	(2,445)	1,217

Gross margin	—	—	82	62	—	144
Selling, general and administrative	—	—	223	60	(123)	160
Research and development	—	—	193	97	—	290
Amortization expense for acquired intangible assets	—	—	345	—	—	345
Merger expenses	—	—	3	—	—	3

Operating loss	—	—	(682)	(95)	123	(654)
Other (expense) income, net	(539)	(539)	(173)	126	927	(198)

(Loss) earnings before income taxes	(539)	(539)	(855)	31	1,050	(852)
Income tax (benefit) expense	—	—	(316)	3	—	(313)

Net (loss) earnings	$(539)	$(539)	$(539)	$28	$1,050	$(539)

Supplemental Condensed Consolidating Balance Sheet

March 28, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$124	$261	$—	$385
Short-term investments	—	—	442	423	—	865
Inter-company receivable	—	—	674	415	(1,089)	—
Accounts receivable, net	—	—	170	510	—	680
Inventory	—	—	350	382	—	732
Other current assets	—	—	257	304	—	561

Total current assets	—	—	2,017	2,295	(1,089)	3,223
Property, plant and equipment, net	—	—	1,512	929	—	2,441
Investment in affiliates	2,975	2,980	2,078	—	(8,033)	—
Goodwill	20	—	5,325	—	—	5,345
Intangible assets, net	—	—	3,650	—	—	3,650
Inter-company note receivable	—	—	18	—	(18)	—
Other assets, net	—	—	347	191	—	538

Total Assets	$2,995	$2,980	$14,947	$3,415	$(9,140)	$15,197

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital leases	$—	$—	$46	$52	$—	$98
Inter-company payable	6	—	416	667	(1,089)	—
Accounts payable	—	—	257	165	—	422
Accrued liabilities and other	—	—	716	211	—	927

Total current liabilities	6	—	1,435	1,095	(1,089)	1,447
Long-term debt	—	—	9,349	—	—	9,349
Deferred tax liabilities	—	—	936	66	—	1,002
Inter-company note payable	—	5	—	13	(18)	—
Other liabilities	—	—	247	163	—	410

Total liabilities	6	5	11,967	1,337	(1,107)	12,208

Total stockholder’s equity	2,989	2,975	2,980	2,078	(8,033)	2,989

Total Liabilities and Stockholder’s Equity	$2,995	$2,980	$14,947	$3,415	$(9,140)	$15,197

Supplemental Condensed Consolidating Balance Sheet December 31, 2007
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$6	$200	$—	$206
Short-term investments	—	—	356	189	—	545
Inter-company receivable	—	—	559	438	(997)	—
Accounts receivable, net	—	—	153	389	—	542
Inventory	—	—	395	384	—	779
Other current assets	—	—	266	446	—	712

Total current assets	—	—	1,735	2,046	(997)	2,784
Property, plant and equipment, net	—	—	1,559	958	—	2,517
Investment in affiliates	3,176	3,181	2,003	—	(8,360)	—
Goodwill	20	—	5,330	—	—	5,350
Intangible assets, net	—	—	3,918	—	—	3,918
Inter-company note receivable	—		3	2	(5)	—
Other assets, net	—	—	352	196	—	548

Total Assets	$3,196	$3,181	$14,900	$3,202	$(9,362)	$15,117

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital leases	$—	$—	$47	$46	$—	$93
Inter-company payable	6	—	444	547	(997)	—
Accounts payable	—	—	239	146	—	385
Accrued liabilities and other	—	—	326	248	—	574

Total current liabilities	6	—	1,056	987	(997)	1,052
Long-term debt	—	—	9,380	—	—	9,380
Deferred tax liabilities	—	—	1,054	60	—	1,114
Inter-company note payable	—	5	—	—	(5)	—
Other liabilities	—	—	229	152	—	381

Total liabilities	6	5	11,719	1,199	(1,002)	11,927

Total stockholder’s equity	3,190	3,176	3,181	2,003	(8,360)	3,190

Total Liabilities and Stockholder’s Equity	$3,196	$3,181	$14,900	$3,202	$(9,362)	$15,117

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 28, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by operating activities	—	—	305	177	(8)	474
Cash flows from investing activities:
Capital expenditures, net	—	—	(59)	(34)	8	(85)
Sales and purchases of short-term investments, net	—	—	(87)	(235)	—	(322)
Proceeds from sale of businesses and investments	—	—	12	—	—	12
Payments for purchase licenses and other assets	—	—	(9)	(13)	—	(22)
Inter-company note receivable	—	—	(15)	—	15	—
Proceeds from sales of property, plant, and equipment and assets held for sale	—	—	—	141	—	141

Cash flow used for investing activities	—	—	(158)	(141)	23	(276)

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	—	—	(28)	(2)	—	(30)
Inter-company loan payable	—	—	—	15	(15)	—
Other financing activities	—	—	(1)	1	—	—

Cash flow (used for) provided by financing activities	—	—	(29)	14	(15)	(30)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11

Net increase in cash and cash equivalents	—	—	118	61	—	179
Cash and cash equivalents, beginning of period	—	—	6	200	—	206

Cash and cash equivalents, end of period	$—	$—	$124	$261	$—	$385

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 30, 2007
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow (used in) provided by operating activities	—	—	(61)	99	3	41
Cash flows from investing activities:
Capital expenditures, net	—	—	(56)	(36)	—	(92)
Sales and purchases of short-term investments, net	—	—	81	(4)	—	77
Inter-company note receivable	—	—	79	—	(79)	—
Other investing activities	—	—	(9)	1	(3)	(11)

Cash flow provided by (used for) investing activities	—	—	95	(39)	(82)	(26)

Cash flows from financing activities:
Inter-company loan payable	—	—	—	(79)	79	—
Other financing activities	—	—	(16)	4	—	(12)

Cash flow used for financing activities	—	—	(16)	(75)	79	(12)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1

Net increase (decrease) in cash and cash equivalents	—	—	18	(14)	—	4
Cash and cash equivalents, beginning of period	—	—	20	157	—	177

Cash and cash equivalents, end of period	$—	$—	$38	$143	$—	$181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended March 28, 2008 and March 30, 2007 should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2007 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2007 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

Overview

Our Business. With over 50 years of operating history, we are a leader in the design and manufacture of embedded processors. We currently focus on providing products to the automotive, consumer, industrial, networking and wireless industries. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a decline of approximately 8% in our utilization rate since the three months ended March 30, 2007.

Trends in Our Business. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see the “Risk Factors” section in Part I, Item 1A of our December 31, 2007 Annual Report on Form 10-K.

During the first quarter of 2008, we were negatively impacted by the current sluggish U.S. automotive market conditions, lower investment in the networking infrastructure market and seasonal declines in the wireless handset market. Cellular product revenue historically represents in excess of 20% of our net sales. During the past several quarters, our cellular product shipments have been negatively impacted by weaker demand from Motorola, our largest customer. We experienced a decrease in shipments of our cellular products to Motorola during the first quarter of 2008 versus the first quarter of 2007. In the future, we may continue to experience uncertainty and weaker demand with respect to product shipments to Motorola.

Results of Operations

(dollars in millions)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Operating Results
Orders	$1,410	$1,238

Net sales	$1,405	$1,361
Cost of sales	813	1,217

Gross margin	592	144
Selling, general and administrative	166	160
Research and development	278	290
Amortization expense for acquired intangible assets	272	345
Reorganization of businesses and other	26	—
Merger expenses	2	3

Operating loss	(152)	(654)
Other expense, net	(190)	(198)

Loss before income taxes	(342)	(852)
Income tax benefit	(97)	(313)

Net loss	$(245)	$(539)

Percentage of Net Sales

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Orders	100.4%	91.0%

Net sales	100.0%	100.0%
Cost of sales	57.9%	89.4%

Gross margin	42.1%	10.6%
Selling, general and administrative	11.8%	11.8%
Research and development	19.8%	21.3%
Amortization expense for acquired intangible assets	19.3%	25.3%
Reorganization of businesses and other	1.9%	—%
Merger expenses	0.1%	0.2%

Operating loss	-10.8%	-48.1%
Other expense, net	-13.5%	-14.5%

Loss before income taxes	-24.3%	-62.6%
Income tax benefit	-6.9%	-23.0%

Net loss	-17.4%	-39.6%

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

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

We sell our products to distributors and original equipment manufacturers (“OEMs”) in a broad range of market segments. The majority of our sales are derived from four major product design groups: Microcontroller Solutions, Cellular Products, Networking and Multimedia and Radio Frequency, Analog and Sensors. Other sales are attributable to revenue from intellectual property, sales to other semiconductor companies and miscellaneous businesses.

Our net sales and orders of approximately $1,405 million and $1,410 million in first quarter of 2008 increased 3% and 14%, respectively, compared to first quarter of 2007. Higher net sales were driven primarily by a 19% increase in Cellular Product net sales, partially offset by lower sales related to decreasing production in the U.S. automotive industry. Intellectual property revenue was consistent with the prior year quarter at 1% of net sales. Distribution sales were down 3% compared to the first quarter of 2007, and distribution inventory was 10.9 weeks of sales at March 28, 2008, compared to 11.8 weeks of sales at December 31, 2007.

Net sales by product design group for the three months ended March 28, 2008 and March 30, 2007 were as follows:

(in millions)	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Microcontroller Solutions	$458	$473
Cellular Products	318	268
Networking and Multimedia	269	274
RF, Analog and Sensors	259	259
Other	101	87

Total net sales	$1,405	$1,361

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 33% and 35% of our total net sales in the first quarter of 2008 and 2007, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 70% of Microcontroller Solutions’ net sales in the first quarter of 2008 and 2007. Microcontroller Solutions net sales declined by $15 million, or 3%, in the first quarter of 2008 compared to the prior year quarter due primarily to production cuts in the U.S. automotive market.

Cellular Products

Our cellular product line, which includes baseband processors and power management integrated circuits, represented 23% and 20% of our total net sales in the first quarter of 2008 and 2007, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008 and 2007. Cellular Products net sales increased by $50 million, or 19%, in the first quarter of 2008 compared to the prior year quarter.

In the current quarter, we entered into an amended and extended arrangement with Motorola, whereby we received cash proceeds, provided certain pricing concessions and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which is being recognized over the updated term of the arrangement beginning this quarter. The deferred revenue recognized was partially offset by a decrease in the volume of cellular products sold during the first quarter of 2008 versus the prior year period.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 19% and 20% of our total net sales in the first quarter of 2008 and 2007, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales declined by $5 million, or 2%, in the first quarter of 2008 compared to the prior year quarter, reflecting the impact of continued lower overall infrastructure investment in these markets.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 18% and 19% of our total net sales in the first quarter of 2008 and 2007, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and wireless infrastructure markets; however, the automotive end market accounted for 57% and 60% of Radio Frequency, Analog and Sensors’ sales in the first quarter of 2008 and 2007, respectively. Radio Frequency, Analog and Sensors net sales in the first quarter of 2008 were consistent with those of the prior year quarter due to production cuts in the U.S. automotive market offsetting stronger sales in the wireless infrastructure market.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 7% and 6% of our total net sales in the first quarter of 2008 and 2007, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property. Both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales increased $14 million, or 16%, in the first quarter of 2008 attributable primarily to an increase in intellectual property revenue compared to the first quarter of 2007. We also experienced an increase in product sales to other semiconductor companies.

Gross Margin

In the first quarter of 2008, our gross margin increased $448 million compared to the prior year quarter. As a percentage of net sales, gross margin was 42.1%, reflecting an improvement of 31.5 percentage points. This increase was primarily attributable to a $416 million purchase accounting charge to cost of sales in the first quarter of 2007 resulting from the step-up to fair value of our inventory at the Merger date. Our gross margin also benefited from lower costs associated with our foundry and assembly and test operations, our exit from the Crolles alliance in the fourth quarter of 2007 and increased Cellular Product net sales resulting from the amended and extended agreement with Motorola. Partially offsetting these items was a decrease in factory utilization.

Selling, General and Administrative

Our selling, general and administrative expenses increased $6 million, or 4%, in the first quarter of 2008, compared to the first quarter of 2007. This was primarily the result of an increase in strategic sales support costs and was partially offset by focused cost-cutting initiatives, including a reorganization initiated late in the second quarter of 2007. As a percent of our net sales, our selling, general and administrative expenses remained consistent with the prior year quarter.

Research and Development

Our research and development expense in the first quarter of 2008 decreased $12 million, or 4%, compared to the first quarter of 2007. This decrease was due primarily to our withdrawal from the Crolles alliance in the fourth quarter of 2007. We also initiated a reorganization late in the second quarter of 2007; the related cost savings were partially offset by increased spending in specific product areas. As a percent of our net sales, our research and development expenses were slightly lower than the prior year quarter.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $73 million to $272 million during the first quarter of 2008. The decrease was related entirely to the $449 million impairment charge recorded against these assets in the fourth quarter of 2007 .

Reorganization of Businesses and Other

During the first quarter of 2008, we recorded in reorganization of businesses and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the retention of our current Chief Executive Officer.

Merger Expenses

Merger expenses were $2 million and $3 million in the first quarter of 2008 and 2007, respectively, and consist primarily of accounting, legal and other professional fees.

Other Expense, Net

Other expense, net decreased $8 million in the first quarter of 2008, compared to the first quarter of 2007. Net interest expense in 2008 included interest expense of $184 million, partially offset by interest income of $7 million. Net interest expense in the first quarter of 2007 included interest expense of $210 million, partially offset by interest income of $12 million. The $26 million decrease in interest expense over the prior year quarter was due to (i) a $58 million reduction in outstanding debt, (ii) lower interest rates on outstanding debt and (iii) a $6 million pre-tax gain related to the repurchase of $13 million of our outstanding Senior Subordinated Notes and $10 million of our outstanding Fixed Rate Notes in the first quarter of 2008. (See “Liquidity and Capital Resources” for further discussion.) The $5 million decrease in interest income over the prior year was attributable to (i) a $2 million other-than-temporary impairment of one of our investments and (ii) lower investment interest rates, partially offset by an approximate $500 million increase in funds available for investment as a result of contractual arrangements and asset dispositions in the first quarter of 2008.

In addition to the decrease in interest expense, net, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”), we recognized a $25 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain that was recorded in other income related to the sale of one of our investments in the first quarter of 2008.

Income Tax Benefit

Our estimated annual effective tax rate was a benefit of 35% as of the end of the first quarter of 2008, excluding tax expense of $22 million recorded for discrete events. These discrete events resulted from foreign tax rate changes, an increase in the valuation allowance associated with our foreign deferred tax assets, and interest expense associated with tax reserves.

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

Three Months Ended March 28, 2008

Executive Leadership Transition

During the first quarter of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the retention of Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to March 28, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at March 28, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	—	2	3
Research and development	1	—	—	—	1

Total	$14	$—	$—	$10	$4

Related headcount	100	—	—	70	30

During the three months ended March 28, 2008, we separated 70 employees. The $10 million used reflects initial cash payments made to these separated employees through March 28, 2008. We will pay these separated employees and the remaining 30 employees $4 million by June 27, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,250 million of cash and cash equivalents and short-term investments we held at March 28, 2008, $515 million was held by our U.S. subsidiaries and $735 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes required in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $474 million and $41 million for the quarter ended March 28, 2008 and March 30, 2007, respectively. The increase is primarily attributable to a decrease in our net operating loss of $310 million and the receipt of funds in connection with the updated arrangement with Motorola. Our days sales outstanding increased to 43 days at March 28, 2008 from 33 days at December 31, 2007, as a result of a greater percentage of the current quarter’s sales occurring closer to the end of the quarter. Our days of inventory on hand remained unchanged from year-end at 87 days (excluding the impact of purchase accounting on inventory and cost of sales). Days purchases outstanding increased to 50 days at March 28, 2008 from 40 days at December 31, 2007, due primarily to fluctuations in the timing of payments at year-end.

Investing Activities

Our net cash used for investing activities was $276 million and $26 million for the quarter ended March 28, 2008 and March 30, 2007, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $85 million and $92 million for the quarter ended March 28, 2008 and March 30, 2007, respectively, and represented 6% and 7% of net sales, respectively.

In the first quarter of 2008, we purchased $322 million of short-term investments and other assets. This was partially offset by proceeds from the sale of a portion of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007. We will receive additional proceeds during the second quarter of 2008 in connection with the completion of the sale of these assets.

Financing Activities

Our net cash used for financing activities was $30 million and $12 million for the quarter ended March 28, 2008 and March 30, 2007, respectively. During the first quarter of 2008, we utilized $17 million to repurchase a portion of our outstanding Senior Subordinated Notes and Fixed Rate Notes (both as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007), and $13 million to make additional long-term debt and capital lease payments. Cash used for financing activities during the first quarter of 2007 primarily consisted of long-term debt and capital lease payments.

During the first quarter of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes and $13 million of our Senior Subordinated Notes. We used funds from our short-term investment portfolio for the purchase and early retirement of these notes at a $6 million discount.

At March 28, 2008, FSL, Inc. (the “Borrower”) had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Revolver of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At March 28, 2008, $3,456 million was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. The Borrowers had $12 million in letters of credit outstanding under the Revolver at March 28, 2008.

The Term Loan and Revolver bear interest, at the Borrowers’ option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan at March 28, 2008 was 3.12%. On February 14, 2007, the Borrowers entered into an amendment to the $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. The Borrowers are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. The Borrowers are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. The Borrowers are also required to pay customary letter of credit fees.

The Borrowers had an aggregate principal amount of $5,927 million in senior notes outstanding at March 28, 2008, consisting of (i) $500 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 2.80% on March 28, 2008) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1,500 million of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle Notes”), (iii) $2,340 million of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1,587 million of 10.125% senior subordinated notes maturing in 2016 (“Senior Subordinated Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and

Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Subordinated Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and Senior Notes.

In connection with the issuance of the Term Loan and Floating Rate Notes, the Borrowers also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $900 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009. We elected to switch from 3-month to 1-month LIBOR on our Term Loan in order to realize interest payment savings due to decreasing interest rates. As a result of making this election, interest rate swaps with a total notional amount of $900 million were no longer designated as a cash flow hedge in accordance with SFAS No. 133, and the Company reclassified a loss on these interest rate swaps of $16 million, net of tax, from accumulated other comprehensive loss into earnings in the first quarter of 2008. In accordance with SFAS No. 133, the unrealized loss represents the cumulative ineffective portion and change in fair value from the date of de-designation of the swaps as of March 28, 2008. The remaining effective portion of the interest rate swaps at March 28, 2008 is $7 million, net of tax, and continues to be accounted for in accumulated other comprehensive loss.

In addition, during the first quarter of 2008, the Borrowers entered into an additional interest rate swap agreement with a notional amount of $100 million. This swap is effective from December 1, 2009 through December 1, 2012.

As of March 28, 2008, our current corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B+, B1 and B+, respectively.

The Credit Facility and Notes have restrictive covenants that limit the Borrowers’ ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, the Borrowers must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facility and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. The Borrowers were in compliance with these covenants as of March 28, 2008.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. GAAP measure that we use to determine our compliance with certain covenants contained in the Credit Facility and the indentures governing the Notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our use of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The definition of Adjusted EBITDA in the indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating EBITDA and/or net earnings (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements.

(in millions)	Twelve Months Ended March 28, 2008
Net loss	$(1,319)
Interest expense, net	763
Income tax benefit	(670)
Depreciation and amortization (*)	2,049

EBITDA	823
Non-cash stock-based employee compensation (1)	47
Other non-cash charges (2)	454
Non-recurring/one-time items (3)	85
Cost savings (4)	25
Other defined terms (5)	117

Adjusted EBITDA	$1,551

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), “Share-based Payments.”

(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.

(3)	Reflects one-time Merger expenses and our reorganization of business program.

(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.

(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations

We have product purchase commitments associated with strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $78 million as of March 28, 2008, compared to $76 million as of December 31, 2007.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investments balance as of March 28, 2008 of approximately $1.3 billion and cash flows from operations and asset dispositions will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We also have access to $738 million in committed capacity under our Revolver. Our ability to borrow under this Revolver is not restricted by any incurrence-based covenants, to the extent other covenants permit such borrowings.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents or short-term investments. We incurred significant indebtedness and utilized significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the Merger. In the event additional funding is required, we believe that we will be able to access capital markets on terms and in amounts adequate to meet our current objectives; however, given the possibility of changes in market conditions and our incurrence of significant indebtedness, we cannot assure you that such funding will be available on terms favorable to us or at all.

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. During the first quarter of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes and $13 million of our Senior Subordinated Notes. We used funds from our short-term investment portfolio for the purchase and early retirement of the $23 million of debt at a $6 million discount.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2007 Annual Report on Form 10-K. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of our long-term debt approximates $7,359 million at March 28, 2008, which has been determined based upon quoted market prices; this compares to a net book value of $9,348 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements was an obligation of $36 million at March 28, 2008. The fair value of our interest rate swaps was estimated based on the yield curve at March 28, 2008. A 10% decrease in market rates would increase the fair value of our long-term debt by $56 million and decrease the fair value of our interest rate swaps by $3 million.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Major changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.

At March 28, 2008, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $323 million. The fair value of these forward contracts was a net unrealized gain of $4 million at March 28, 2008. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of March 28, 2008:

Buy (Sell)	March 28, 2008
Malaysian Ringgit	$58
British Pound	$11
Japanese Yen	$(56)
Israeli Shekel	$18
Singapore Dollar	$(13)
Euro	$143

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $50 million as of March 28, 2008, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2007 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt and the change in our functional currency for certain foreign operations, we experienced no significant changes in market risk during the three months ended March 28, 2008. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. As a result of the terms of its separation from Motorola, it is possible that FSL, Inc. could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that allegedly infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 28, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation and Agere Systems, Inc. (“LSI”) filed a complaint against FSL, Inc. and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in FSL Inc.’s chip manufacturing process. We are still assessing the merits of both of these actions as well as the potential effect on our financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our financial position, results of operations, and cash flows.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination down gradient of Operable Unit One. That remedy is now being implemented by FSL, Inc. and another potentially responsible party pursuant to an administrative order. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. Because this investigation is in its early stages, we cannot predict at this time the extent to which we may be held liable for cleanup at Operable Unit Three or whether that liability would be material.

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

Item 1A:	Risk Factors.

For a description of the risk factors affecting our business and results of operations, refer to our December 31, 2007 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:	Other Information.

Not applicable.

Item 6:	Exhibits.

31.1	Certification of Richard Beyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard Beyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date:	April 24, 2008	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer