Form 10-Q
period 2009-04-03
Freescale Semiconductor Holdings I, Ltd.
filed 2009-04-24
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

or

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

(512) 895-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of April 17, 2009 there were 1,012,207,497 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(in millions)	April 3, 2009	March 28, 2008
Net sales	$840	$1,405
Cost of sales	664	813

Gross margin	176	592
Selling, general and administrative	137	166
Research and development	244	278
Amortization expense for acquired intangible assets	122	272
Reorganization of businesses and other	24	26
Merger expenses	—	2

Operating loss	(351)	(152)
Gain on extinguishment of long-term debt	2,264	6
Other expense, net	(168)	(196)

Income (loss) before income taxes	1,745	(342)
Income tax benefit	(11)	(97)

Net income (loss)	$1,756	$(245)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	April 3, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$939	$900
Short-term investments	483	494
Accounts receivable, net	383	394
Inventory	697	755
Other current assets	425	452

Total current assets	2,927	2,995
Property, plant and equipment, net	1,765	1,931
Intangible assets	1,146	1,264
Other assets, net	438	461

Total assets	$6,276	$6,651

LIABILITIES AND STOCKHOLDER’S DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$142	$163
Accounts payable	282	246
Accrued liabilities and other	570	595

Total current liabilities	994	1,004
Long-term debt	7,496	9,610
Deferred tax liabilities	378	376
Other liabilities	328	353

Total liabilities	9,196	11,343

Stockholder’s deficit:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at April 3, 2009 and December 31, 2008	5	5
Treasury stock, at cost	(1)	(1)
Additional paid-in capital	7,226	7,211
Accumulated other comprehensive earnings	38	37
Accumulated deficit	(10,188)	(11,944)

Total stockholder’s deficit	(2,920)	(4,692)

Total liabilities and stockholder’s deficit	$6,276	$6,651

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(in millions)	April 3, 2009	March 28, 2008
Net cash (used for) provided by operating activities	(80)	474

Cash flows from investing activities:
Capital expenditures, net	(15)	(85)
Proceeds from sale of businesses and investments	—	12
Sales and purchases of short-term investments, net	11	(322)
Proceeds from sale of property, plant and equipment and assets held for sale	1	141
Payments for purchased licenses and other assets	(13)	(22)

Net cash used for investing activities	(16)	(276)

Cash flows from financing activities (1) :
Payments for long-term debt, capital lease obligations and notes payable	(36)	(30)
Revolver proceeds	184	—
Other	(6)	—

Net cash provided by (used for) financing activities	142	(30)

Effect of exchange rate changes on cash and cash equivalents	(7)	11

Net increase in cash and cash equivalents	39	179
Cash and cash equivalents, beginning of period	900	206

Cash and cash equivalents, end of period	$939	$385

(1)	In the first quarter of 2009, a $2,264 million non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

On December 1, 2006, Freescale Semiconductor, Inc. (“FSL, Inc.”) was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”) and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger, Merger Sub was merged with and into FSL, Inc., and as a result, FSL, Inc. continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. At the close of the Merger, FSL, Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is wholly owned by Parent. All six of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Freescale Semiconductor Holdings I, Ltd. and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

The accompanying condensed consolidated financial statements for Holdings I as of April 3, 2009, December 31, 2008 and for the three months ended April 3, 2009 and March 28, 2008 are unaudited, with the December 31, 2008 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 3, 2009 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended April 3, 2009 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2008 Annual Report on Form 10-K. See “Significant Accounting Policies and Critical Estimates” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

Gain on Extinguishment of Long-Term Debt

During the first quarter of 2009, we recorded a $2,264 million pre-tax gain in the Condensed Consolidated Statement of Operations in connection with the Debt Exchange. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. (Refer to Note 4 for term definitions and discussion.)

During the first quarter of 2008, we recorded a $6 million pre-tax gain in connection with the repurchase of $13 million of our Senior Subordinated Notes and $10 million of our Fixed Rate Notes (both as defined and discussed in Note 4).

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3, 2009	March 28, 2008
Interest expense	$(173)	$(189)
Interest income	6	7

Interest expense, net	(167)	(182)

Other, net	(1)	(14)

Other expense, net	$(168)	$(196)

Cash paid for interest was $90 million and $64 million for the three months ended April 3, 2009 and March 28, 2008, respectively. In the first quarter of 2009, cash paid for interest included $39 million of interest paid in connection with the Debt Exchange.

During the first quarter of 2009 and 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $1 million and $25 million pre-tax loss, respectively, in other, net related to the ineffective amount of our interest rate swaps that are no longer classified as a cash flow hedge. In the first quarter of 2008, we recorded $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Comprehensive Income (Loss)

The components of total comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008
Net income (loss)	$1,756	$(245)
Net change in fair value on derivative contracts	4	12
SFAS No. 158 adjustment	2	—
Net change in cumulative translation adjustments	(5)	5

Total comprehensive income (loss)	$1,757	$(228)

During the first quarter of 2009 and 2008, in accordance SFAS No. 133, we reclassified a $1 million and a $25 million pre-tax loss, respectively, from accumulated other comprehensive earnings to other, net in connection with the realization of the ineffective portion of our interest rate swaps that are no longer classified as a cash flow hedge.

Balance Sheets Supplemental Information

Inventory

Inventory consisted of the following:

	April 3, 2009	December 31, 2008
Work in process and raw materials	$508	$531
Finished goods	189	224

	$697	$755

Property, Plant and Equipment, Net

Depreciation expense was $165 million and $174 million for the three months ended April 3, 2009 and March 28, 2008, respectively. Accumulated depreciation was $1,518 million and $1,367 million at April 3, 2009 and December 31, 2008, respectively.

During the first quarter of 2008, FSL, Inc. sold a portion of its assets located at its 300-millimeter wafer fabrication facility in Crolles, France, in connection with the termination of its strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

(3) Fair Value Measurement

We measure cash and cash equivalents, short-term investments and foreign currency derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of April 3, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value.

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,159	$1,159	$—	$—
Time deposits (1)	$160	160	—	—
Corporate bonds (2)	$6	—	6	—
Asset-backed securities (2)	$16	—	10	6
Auction rate securities (3)	$35	—	—	35
Marketable equity securities (3)	$2	2	—	—
Other derivative (3)	$1	—	—	1

Total Assets	$1,379	$1,321	$16	$42

Liabilities
Foreign currency derivative contracts (4)	$6	—	6	—
Interest rate swap agreements (5)	$33	—	22	11

Total Liabilities	$39	$—	$28	$11

The following footnotes indicate where the noted items are recorded in our audited Consolidated Balance Sheet at April 3, 2009:

(1)	Money market mutual funds and time deposits are reported as cash and cash equivalents and short-term investments.
(2)	Corporate bonds and asset-backed securities are reported as short-term investments.
(3)	Auction rate securities, marketable equity securities and other derivatives are reported as other long-term assets.
(4)	Foreign currency derivative contracts are reported as either other current assets or accrued liabilities and other.
(5)	Interest rate swap agreements are reported as accrued liabilities and other long-term liabilities.

The following table summarizes the change in the fair value for Level 3 inputs for the three months ended April 3, 2009:

Level 3 Inputs
Balance as of January 1, 2009	$28
Mark to market on auction rate securities	7
Mark to market on other derivative	(4)

Balance as of April 3, 2009	$31

(4) Debt

Our carrying value of our long-term debt at April 3, 2009 and December 31, 2008 consisted of the following:

	April 3, 2009	December 31, 2008
Term loan	$3,398	$3,430
Incremental term loans	540	—
Revolving credit facility	644	460
Floating rate notes due 2014	194	475
9.125%/9.875% PIK-election notes due 2014	558	1,506
8.875% notes due 2014	1,442	2,287
Subordinated 10.125% notes due 2016	764	1,511

	7,540	9,669
Less: current maturities	(44)	(59)

Total long-term debt	$7,496	$9,610

Debt Exchange

On February 10, 2009, FSL, Inc. invited eligible holders of each of our (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“Toggle Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of FSL, Inc.’s advisors. (The Floating Rate Notes, the Toggle Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 24, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all Existing Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, we have issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, we have issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. The Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $384 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans.

Credit Facility

At April 3, 2009, FSL, Inc., Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI is a counterparty to the Revolver. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

During the first quarter of 2009, we drew down $184 million, net of LCPI non-funding, from the Revolver. We made this financial decision to further enhance our liquidity and net cash position. This improves our financial flexibility as we continue to execute on our business plans.

        Our debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment based on excess cash flows of approximately $24 million in the first quarter of 2009.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At April 3, 2009, $3,398 million and $644 million was outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $19 million, excluding the LCPI commitment and $27 million outstanding letters of credit.

The Term Loan and Revolver bear interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at April 3, 2009 was 2.26 % and 2.52%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. FSL, Inc. is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. FSL, Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. FSL, Inc. is also required to pay customary letter of credit fees.

The Incremental Term Loans will mature on December 15, 2014. These loans are guaranteed by the same guarantors under the existing Credit Facility agreement (see Note 4 in the December 31, 2008 Annual Report on Form 10-K for further discussion) and are secured by a security interest in all of the collateral for the obligations of FSL, Inc. and the guarantors under the existing Credit Facility and related loan documents. The Incremental Term Loans bear interest at a rate per annum equal to 12.5% and a default rate of 14.5%, and interest on the Incremental Term Loans is payable quarterly in arrears. FSL, Inc. is required to repay a portion of the outstanding Incremental Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance (subject to reduction following prepayment of such Incremental Term Loans as set forth in the existing Credit Facility agreement), with the remaining balance due upon maturity.

Existing Notes

FSL, Inc. had an aggregate principal amount of $2,958 million in senior notes outstanding at April 3, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 1.32% on April 3, 2008) plus 3.875% per annum, (ii) $558 million of Toggle Notes, (iii) $1,442 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes, rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In 2008, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, FSL, Inc. delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that will be due on such notes on the June 15, 2009 interest payment date, they will make such interest payment by paying in kind at the PIK interest rate of 9.125% instead of paying interest in cash. As a result, we will accrue approximately $25 million of PIK interest as long-term debt through June 15, 2009. After the June 15, 2009 payment date, interest will accrue on the PIK portion of the Toggle Notes at a PIK interest rate of 9.875%. As of April 3, 2009, $15 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

In connection with the issuance of the Term Loan and Floating Rate Notes, FSL, Inc. also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $500 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009 or December 1, 2012. This amount excludes a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. In March 2009, we elected to switch to 1-month LIBOR on the Term Loan in order to realize interest payment savings on decreasing interest rates.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. FSL, Inc. was in compliance with these covenants as of April 3, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing three of our financial ratios, the total leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio, to fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; and incur additional indebtedness.

Credit Ratings

As of April 3, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

(5) Risk Management

Foreign Currency Risk

At April 3, 2009 and December 31, 2008, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $186 million and $199 million, respectively, which are accounted for at fair value. The fair value of the forward contracts was a net unrealized loss of $2 million and a net unrealized gain of $9 million at April 3, 2009 and December 31, 2008, respectively. Forward contract (losses) gains of $(8 million) and $1 million were recorded in the first quarter of 2009 and 2008, respectively, in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 3, 2009	December 31, 2008
Euro	$61	$100
Malaysian Ringgit	$48	$48
British Pound	$28	$2
Japanese Yen	$11	$7
Singapore Dollar	$8	$10
Israeli Shekel	$8	$4

At April 3, 2009 and December 31, 2008, we had net outstanding foreign exchange contracts designated as cash flow hedges with notional amounts totaling approximately $33 million and $186 million, respectively, which are accounted for at fair value. The fair value of these contracts was a net unrealized loss of $4 million and $7 million at April 3, 2009 and December 31, 2008, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of April 3, 2009, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009. During 2008, we entered into two additional interest rate swaps, each with a notional amount of $100 million, respectively. These swaps are effective from December 1, 2009 through December 1, 2012. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.84%, and in turn, receive variable interest payments based on 3-month LIBOR (1.26% at April 3, 2009) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in other expense, net. As these interest rate swaps do not meet the requirements of a cash flow hedge, all related gains and losses will be recognized in other, net in the Condensed Consolidated Statement of Operations. Therefore, in the first quarter of 2009 and 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $1 million and a $25 million pre-tax loss, respectively, in other, net related to the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge.

The remaining effective portion of the interest rate swaps at April 3, 2009 is approximately $2 million, net of tax, and is included in accumulated other comprehensive loss. This amount will be recognized as either interest expense or other expense, as determined by the interest rate election on the Term Loan, through December 2009. If certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity, this amount may be recognized sooner in other, net in the Condensed Consolidated Statement of Operations.

(6) Stock and Equity-Based Compensation Plans

Non-qualified Options

In 2006, we adopted a stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of our common stock. The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the Investors Agreement dated December 1, 2006. As April 3, 2009, we had approximately $33 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three Months Ended April 3, 2009
Weighted average grant date fair value per share	$0.82
Weighted average assumptions used:
Expected volatility	81.0%
Expected lives (in years)	6.25
Risk free interest rate	1.8%
Expected dividend yield	—%

A summary of changes in the 2006 Options outstanding during the three months ended April 3, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	19,195	$6.52	8	$—
Granted	450	$1.24
Terminated, cancelled or expired	(52)	$7.00
Exercised	—

Balance at April 3, 2009	19,593	$6.40	7	$—

Restricted Stock Units

As of April 3, 2009, we had approximately $29 million in unamortized expense related to restricted stock units (“RSUs”), net of expected forfeitures, which are being amortized on a straight-line basis over a period of two to four years.

A summary of changes in RSUs outstanding during the three months ended April 3, 2009 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2009	5,294
Granted	5,997
Vested	(1,414)
Issuances	(34)
Terminated, cancelled or expired	(247)

Non-vested RSU balance at April 3, 2009	9,596

During the first quarter of 2009, we granted performance-based Deferred Stock Units (“DSUs”) to certain executives of the Company under the 2006 Management Incentive Plan. The number of DSUs that could be earned pursuant to such awards range from none to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from the date of grant. The performance DSUs, to the extent earned, cliff vest on the fourth anniversary of the grant date.

Under the terms of the RSU and DSU award agreements, shares of common stock are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the seventh anniversary of the date of grant. Vested RSUs and DSUs are considered outstanding until shares have been issued.

Our total stock and equity-based compensation expense is presented below:

	Three Months Ended
	April 3, 2009	March 28, 2008
Cost of sales	$1	$—
Selling, general and administrative	14	10
Research and development	1	—
Reorganization of businesses, contract settlement, and other	—	17

Total	$16	$27

(7) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of April 3, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding an income tax benefit of $13 million recorded for discrete events occurring in the first quarter of 2009. These discrete events include interest expense associated with income tax reserves, release of income tax reserves related to foreign audit settlements, domestic income tax benefit related to the release of a valuation allowance on R&D credits which may be monetized, and income tax expense recognized on the debt extinguishment gain in connection with the Debt Exchange.

During the first quarter of 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year domestic cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our domestic deferred tax assets as of December 31, 2008, so substantially all of the domestic tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our domestic deferred tax assets. We anticipate paying some income taxes in the U.S. resulting from the net debt extinguishment, although the amounts of the obligations are not expected to be material.

Our annual effective tax rate is less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

(8) Contingencies

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. The ITC has decided to review the ALJ’s determination and is currently scheduled to issue its final determination by May 20, 2009. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the Credit Facility, including ING Prime Rate Trust (“ING”), filed a complaint against FSL, Inc. and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The suit challenges our right to issue the new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes, thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that FSL, Inc. has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that FSL, Inc. has suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. Among other things, the plaintiffs are seeking (i) monetary damages suffered as a result of our issuance of new Incremental Term Loans, (ii) rescission of the Debt Exchange, and (iii) equitable subordination of the new Incremental Term Loans. Our deadline to file a responsive pleading is May 12, 2009. We believe that these claims made by the lenders are without merit and intend to vigorously defend this action.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of April 3, 2009, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of April 3, 2009, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(9) Reorganization of Businesses and Other

We have entered into plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs and simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Three Months Ended April 3, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility by May 2009 and consolidating logistical and certain administrative operations. We accrued $21 million in severance costs associated with the Reorganization of Business Program in the first quarter of 2009. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to April 3, 2009 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at April 3, 2009
Employee Separation Costs
Supply chain	$70	6	—	23	$53
Selling, general and administrative	20	7	—	12	15
Research and development	25	8	—	11	22

Total	$115	21	—	46	$90

Related headcount	2,640	590	—	1,280	1,950

Exit and Other Costs	$26	—	—	—	26

In the first quarter of 2009, we separated approximately 1,300 employees. The $46 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first quarter of 2009. We will make additional payments to these separated employees and the remaining approximately 2,000 employees through the first quarter of 2010.

During the third quarter of 2008, we also recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We expect to pay the remaining amount by the second quarter of 2009.

Asset Impairment Charges

During the first quarter of 2009, we recorded an additional $4 million of non-cash impairment charges related to certain other assets classified as held-for-sale as of April 3, 2009.

Other Reorganization of Business Programs

        In the first quarter of 2009, we reversed $1 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first quarter of 2009, we have $8 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of the second quarter of 2009.

Three Months Ended March 28, 2008

Executive Leadership Transition

During the first quarter of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, in connection with the Merger, we issued $5.95 billion aggregate principal amount of the outstanding Senior Notes and outstanding Senior Subordinated Notes as described in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The Senior Notes are jointly and severally guaranteed on an unsecured, senior basis, and the Senior Subordinated Notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on an unsecured, senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, none of FSL, Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes, Senior Subordinated Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee the Senior Notes and/or the Senior Subordinated Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of FSL, Inc., the Parent, Guarantors, Non-Guarantors and eliminations as of and for the three months ended April 3, 2009 and as of December 31, 2008 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$978	$1,074	$(1,212)	$840
Cost of sales	—	—	854	1,022	(1,212)	664

Gross margin	—	—	124	52	—	176
Selling, general and administrative	—	—	180	51	(94)	137
Research and development	—	—	160	84	—	244
Amortization expense for acquired intangible assets	—	—	122	—	—	122
Reorganization of businesses and other	—	—	16	8	—	24

Operating loss	—	—	(354)	(91)	94	(351)
Gain on extinguishment of long-term debt	—	—	2,264	—	—	2,264
Other (expense) income, net	1,756	1,756	(154)	99	(3,625)	(168)

Income before income taxes	1,756	1,756	1,756	8	(3,531)	1,745
Income tax (benefit) expense	—	—	2	(13)	—	(11)

Net income	$1,756	$1,756	$1,754	$21	$(3,531)	$1,756

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 28, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,837	$1,900	$(2,332)	$1,405
Cost of sales	—	—	1,359	1,786	(2,332)	813

Gross margin	—	—	478	114	—	592
Selling, general and administrative	—	—	222	61	(117)	166
Research and development	—	—	188	90	—	278
Amortization expense for acquired intangible assets	—	—	272	—	—	272
Reorganization of businesses and other	—	—	26	—	—	26
Merger expenses	—	—	2	—	—	2

Operating loss	—	—	(232)	(37)	117	(152)
Other (expense) income, net	(245)	(245)	(135)	115	320	(190)

(Loss) income before income taxes	(245)	(245)	(367)	78	437	(342)
Income tax (benefit) expense	—	—	(122)	25	—	(97)

Net (loss) income	$(245)	$(245)	$(245)	$53	$437	$(245)

Supplemental Condensed Consolidating Balance Sheet

April 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$22	$432	$485	$—	$939
Short-term investments	—	—	—	483	—	483
Inter-company receivable	—	16	296	203	(515)	—
Accounts receivable, net	—	—	129	254	—	383
Inventory	—	—	190	507	—	697
Other current assets	—	—	307	118	—	425

Total current assets	—	38	1,354	2,050	(515)	2,927
Property, plant and equipment, net	—	—	1,122	643	—	1,765
Investment in affiliates	(2,902)	(2,971)	1,932	—	3,941	—
Intangible assets, net	—	—	1,146	—	—	1,146
Inter-company note receivable	—	—	60	15	(75)	—
Other assets, net	—	36	287	115	—	438

Total Assets	$(2,902)	$(2,897)	$5,901	$2,823	$3,351	$6,276

Liabilities and Stockholder’s Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$53	$89	$—	$142
Inter-company payable	8	—	237	270	(515)	—
Accounts payable	—	—	169	113	—	282
Accrued liabilities and other	—	—	344	226	—	570

Total current liabilities	8	—	803	698	(515)	994
Long-term debt	—	—	7,496	—	—	7,496
Deferred tax liabilities	—	—	368	10	—	378
Inter-company note payable	10	5	—	60	(75)	—
Other liabilities	—	—	205	123	—	328

Total liabilities	18	5	8,872	891	(590)	9,196

Total stockholder’s (deficit) equity	(2,920)	(2,902)	(2,971)	1,932	3,941	(2,920)

Total Liabilities and Stockholder’s (Deficit) Equity	$(2,902)	$(2,897)	$5,901	$2,823	$3,351	$6,276

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$22	$422	$456	$—	$900
Short-term investments	—	—	—	494	—	494
Inter-company receivable	—	8	435	256	(699)	—
Accounts receivable, net	—	—	138	256	—	394
Inventory	—	—	255	500	—	755
Other current assets	—	—	318	134	—	452

Total current assets	—	30	1,568	2,096	(699)	2,995
Property, plant and equipment, net	—	—	1,207	724	—	1,931
Investment in affiliates	(4,674)	(4,739)	1,910	—	7,503	—
Intangible assets, net	—	5	1,250	9	—	1,264
Inter-company note receivable	—	—	8	15	(23)	—
Other assets, net	—	40	297	124	—	461

Total Assets	$(4,674)	$(4,664)	$6,240	$2,968	$6,781	$6,651

Liabilities and Stockholder’s Equity
Obligations	$—	$—	$67	$96	$—	$163
Inter-company payable	7	—	246	446	(699)	—
Accounts payable	—	5	131	110	—	246
Accrued liabilities and other	—	—	349	246	—	595

Total current liabilities	7	5	793	898	(699)	1,004
Long-term debt	—	—	9,610	—	—	9,610
Deferred tax liabilities	—	—	368	8	—	376
Inter-company note payable	10	5	—	8	(23)	—
Other liabilities	1	—	208	144	—	353

Total liabilities	18	10	10,979	1,058	(722)	11,343

Total stockholder’s (deficit) equity	(4,692)	(4,674)	(4,739)	1,910	7,503	(4,692)

Total Liabilities and Stockholder’s (Deficit) Equity	$(4,674)	$(4,664)	$6,240	$2,968	$6,781	$6,651

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended April 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by operating activities	$—	$—	$(68)	$(12)	$—	$(80)
Cash flows from investing activities:
Capital expenditures, net	—	—	(6)	(9)	—	(15)
Sales and purchases of short-term investments, net	—	—	—	11	—	11
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	—	—	1
Payments for purchase licenses and other assets	—	—	(8)	(5)	—	(13)
Inter-company loan receivable	—	—	(52)	—	52	—

Cash flow used for investing activities	—	—	(65)	(3)	52	(16)

Cash flows from financing activities:
Payments for long-term debt, capital leases obligations, and notes payable	—	—	(35)	(1)	—	(36)
Revolver proceeds	—	—	184	—	—	184
Inter-company loan payable	—	—	—	52	(52)	—
Other	—	—	(6)	—	—	(6)

Cash flow provided by investing activities	—	—	143	51	(52)	142

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)

Net increase in cash and cash equivalents	—	—	10	29	—	39
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$22	$432	$485	$—	$939

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended March 28, 2008

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by operating activities	$—	$—	$305	$177	$(8)	$474
Cash flows from investing activities:
Capital expenditures, net	—	—	(59)	(34)	8	(85)
Proceeds from sale of businesses and investments	—	—	12	—	—	12
Sales and purchases of short-term investments, net	—	—	(87)	(235)	—	(322)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	—	141	—	141
Payments for purchase licenses and other assets	—	—	(9)	(13)	—	(22)
Inter-company loan receivable	—	—	(15)	—	15	—

Cash flow used for investing activities	—	—	(158)	(141)	23	(276)

Cash flows from financing activities:
Payments for long-term debt, capital leases obligations, and notes payable	—	—	(28)	(2)	—	(30)
Inter-company loan payable	—	—	—	15	(15)	—
Other	—	—	(1)	1	—	—

Cash flow (used for) provided by investing activities	—	—	(29)	14	(15)	(30)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11

Net increase in cash and cash equivalents	—	—	118	61	—	179
Cash and cash equivalents, beginning of period	—	—	6	200	—	206

Cash and cash equivalents, end of period	$—	$—	$124	$261	$—	$385

(11) Subsequent Events

On April 6, 2009, Holdings I granted stock options to purchase shares of Holdings I common stock under the Freescale Holdings 2006 Management Incentive Plan and the 2007 Non-Executive Incentive Plan by entering into new non-qualified stock option agreements with certain officers and employees of FSL, Inc. The Compensation and Leadership Committee of the Holdings I Board of Directors approved the form of the non-qualified stock option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Freescale Holdings L.P. (“Class B Interests”) and stock options to purchase Holdings I common stock in each case for new stock options to purchase Holdings I common stock. Under the terms of each of the agreements, the new stock options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of April 6th and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new stock options granted under both agreements is equal to the fair market value per share of Holdings I common stock on the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three months ended April 3, 2009 and March 28, 2008 should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2008 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2008 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a significant decline in our utilization rate since the three months ended March 28, 2008. We anticipate continued pressure on our utilization and gross margin in the near term due to the current macro-economic environment.

Trends in Our Business. We have experienced continued pressure on revenues associated with the macroeconomic weakness, particularly in the automotive industry. We expect weaker demand with respect to the automotive industry as well as with other of our end markets to continue to persist, which will continue to affect our revenues and profitability during 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when or if revenues and profitability will return to previous levels. In addition, the semiconductor industry is consolidating, and nowhere is this more evident than in the cellular handset market. The cellular handset growth rate has slowed, and the challenge to fund research and development and higher levels of integration is becoming increasingly costly.

On October 2, 2008, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions. In addition, we announced that we were exploring strategic options for our cellular handset business and intended to complete a sale, joint venture agreement or other transformation in the coming months. We also updated an arrangement with our customer, Motorola, on September 26, 2008, whereby Motorola agreed to provide certain consideration in exchange for us eliminating their remaining minimum purchase commitments. Our cellular handset product group revenues decreased 70% in the first quarter of 2009 versus the first quarter of 2008.

We have also been significantly impacted by the continued weakness in the U.S. automotive market, as light vehicle production by the Big 3 U.S. automakers in the first quarter of 2009 declined approximately 55% versus the prior year quarter. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor revenues in the first quarter of 2009 declined by 40%, as compared to the first quarter of 2008. We expect these conditions to persist into future quarters in 2009 and to adversely affect our revenues and profitability, but we are not able to precisely forecast the level and duration of such weakened demand.

In light of our renewed focus on key market leadership positions and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions. We also implemented certain non-severance austerity measures which we realized the benefits of during the first quarter of 2009, and we expect such benefits to continue.

On April 22, 2009, we announced actions to align the Company’s spending with its prior decision to exit the cellular handset business. The plan, which encompasses employment reductions and certain severance costs, was finalized and approved by the Board of Directors on April 17, 2009 and is expected to be completed by December 31, 2009. Implementation of this plan and any specific employment actions related to the plan are subject to satisfaction of legal requirements, including prior consultation on the plan with work councils in some of the countries in which we operate. Restructuring charges for these actions are estimated to be approximately $70 million in cash severance costs.

Total severance and related cash requirements associated with these actions, inclusive of the costs associated with completing the exit of the cellular handset business, total approximately $270 million with corresponding annualized savings of approximately $700 million realized by 2010. We have paid approximately $68 million of the cash restructuring charges in connection with the actions taken through April 3, 2009, resulting in approximately $280 million in annualized cost savings.

We also announced that we are initiating a plan to eliminate our 150mm manufacturing capability. We have experienced a migration from 150mm technologies to advanced technologies at our East Kilbride facility and are now seeing this happen to the technologies and products served by our Sendai, Japan and Toulouse, France 150mm fabs. The long-term trend in declining overall demand for the bulk of the products served by these fabs has resulted in low factory utilization, which has been accelerated by today’s global economic climate. This plan will result in the closure of our Sendai fabrication facility. We have also initiated a formal consultation with employees at our Toulouse facility. The proposal to close the facility will be evaluated through our Toulouse Workforce Council. The Board of Directors approved this plan on April 17, 2009, and we expect this plan to be completed by the end of 2011. We estimate the costs of this plan to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs.

Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see Part II, “Item 1A: Risk Factors” in this April 3, 2009 Quarterly Report on Form 10-Q. For a description of other risk factors affecting our business and results of operations, refer to our December 31, 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended April 3, 2009 and March 28, 2008

	Three Months Ended
(in millions)	April 3, 2009	March 28, 2008
Net sales	$840	$1,405
Cost of sales	664	813

Gross margin	176	592
Selling, general and administrative	137	166
Research and development	244	278
Amortization expense for acquired intangible assets	122	272
Reorganization of businesses and other	24	26
Merger expenses	—	2

Operating loss	(351)	(152)
Gain on extinguishment of long-term debt	2,264	6
Other expense, net	(168)	(196)

Income (loss) before income taxes	1,745	(342)
Income tax benefit	(11)	(97)

Net income (loss)	$1,756	$(245)

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

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

Our net sales and orders of approximately $840 million and $879 million in the first quarter of 2009 decreased 40% and 38%, respectively, compared to the prior year quarter. We experienced lower net sales in almost all product segments as a result of the termination of certain minimum purchase commitments of our cellular products by Motorola, decreasing production in the global automotive industry, and decreased demand from our distribution supply chain customers for consumer and industrial. These decreases were partially offset by increased non product revenue from intellectual property sales. Intellectual property revenue increased $33 million in the first quarter of 2009, as compared to the prior year quarter, to 6% as a percentage of net sales. Distribution sales approximated 18% of our total net sales and fell by 35% compared to the prior year quarter. Distribution inventory was 14.1 weeks of net sales at April 3, 2009, compared to 14.0 weeks of net sales at December 31, 2008. Net sales by product design group for the three months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended
(Dollars in millions)	April 3, 2009	March 28, 2008
Microcontroller Solutions	$246	$458
Cellular Products	95	318
Networking and Multimedia	228	269
RF, Analog and Sensors	184	259
Other	87	101

Total Net Sales	$840	$1,405

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 29% and 33% of our total net sales in the first quarter of 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. In the first quarter of 2009, Microcontroller Solutions net sales declined by $212 million, or 46%, primarily as a result of production cuts in the U.S. automotive market. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 27% and 19% of our total net sales in the first quarter of 2009 and 2008, respectively. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales decreased by $41 million, or 15%, in the first quarter of 2009 compared to the prior year quarter as a result of lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products. These items were partially offset by strength in the wireless infrastructure market in China.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 22% and 18% of our total net sales in the first quarter of 2009 and 2008, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets. Radio Frequency, Analog and Sensors net sales in the first quarter of 2009 decreased by $75 million, or 29%, compared to the prior year quarter as a result of lower demand for both analog and sensor product from weakening U.S. automotive vehicle production, partially offset by stronger sales in the China 3G wireless infrastructure market.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced that we are exiting our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 11% and 23% of our total net sales in the first quarter of 2009 and 2008, respectively.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments. Because of this, our cellular handset revenues for the first quarter of 2009 decreased 70% versus the prior year quarter.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 11% and 7% of our total net sales in the first quarter of 2009 and 2008, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased by $14 million, or 14%, in the first quarter of 2009 compared to the prior year quarter primarily as a result of a $39 million, or 60%, decrease in sales to other semiconductor companies, partially offset by a $33 million increase in intellectual property revenue.

Gross Margin

In the first quarter of 2009, our gross margin decreased $416 million compared to the prior year quarter. As a percentage of net sales, gross margin was 21.0%, reflecting a decline of 21.1 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in factory utilization. This negatively impacted gross margin, as we are experiencing less operating leverage of fixed manufacturing costs. In reaction to these circumstances, we have executed several cost savings initiatives, including reducing our externally-sourced wafer production, reducing our cost of procured materials and services, and executing a workforce reduction across our manufacturing organization.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $29 million, or 17%, in the first quarter of 2009 compared to the prior year quarter. This decrease was the result of a concerted company-wide drive and execution of a specifically identified plan to reduce costs across all SG&A departmental functions and categories of expenses. We executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. As a percent of our net sales, our selling, general and administrative expenses increased 4.4 percentage points primarily due to lower net sales.

Research and Development

Our research and development expense for the first quarter of 2009 decreased $34 million, or 12%, in the first quarter of 2009 compared to the prior year quarter. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance (a jointly-funded research alliance created to develop 300-millimeter technologies), the exit of our MRAM business and some initial savings from the strategic realignment of our cellular handset business. These savings were partially offset by external acquisitions and internal organic investments in our remaining core businesses. As a percent of our net sales, our research and development expenses increased 9.2 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $150 million in the first quarter of 2009 compared to prior year quarter. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses and Other

         During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we implemented a series of restructuring actions in the first quarter of 2009 to further streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions. In the first quarter of 2009, we accrued $21 million in employee severance costs related to these actions and a non-cash asset impairment charge of $4 million. We expect this quarter’s initiative to generate $35 million to $40 million in annualized net cost savings by the end of the first quarter of 2010. In the first quarter of 2009, we also reversed $1 million of severance accruals related to reorganization of business programs initiated in prior periods.

         During the first quarter of 2008, we recorded in reorganization of businesses and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the sign-on bonus for our current Chief Executive Officer.

Merger Expenses

Merger expenses were $2 million in the first quarter of 2008 and consisted primarily of accounting, legal and other professional fees.

Gain on Extinguishment of Long-Term Debt

In the first quarter of 2009, a $2,264 million gain on the Debt Exchange (as defined and discussed in Note 4 to the condensed consolidated financial statements) was recorded in other, net. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. (Refer to the “Financing Activities” section of “Liquidity and Capital Resources” for term definitions and discussion.)

During the first quarter of 2008, we recorded a $6 million pre-tax gain in connection with the repurchase of $13 million of our Senior Subordinated Notes and $10 million of our Fixed Rate Notes (both as defined and discussed in Note 4).

Other Expense, Net

Other expense, net decreased $28 million in the first quarter of 2009 compared to the prior year quarter. Net interest expense in the first quarter of 2009 included interest expense of $173 million partially offset by interest income of $6 million. Net interest expense in the first quarter of 2008 included interest expense of $189 million partially offset by interest income of $7 million. The $16 million decrease in interest expense over the prior year period was due to (i) savings related to a retirement of outstanding debt during 2008, partially offset by an increase in our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009, and (ii) lower interest rates on our outstanding floating rate debt. In the first quarter of 2008, in accordance with SFAS No. 133, we recognized a $25 million pre-tax loss, in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Income Tax Benefit

As of April 3, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding an income tax benefit of $13 million recorded for discrete events occurring in the first quarter of 2009. These discrete events include interest expense associated with income tax reserves, release of income tax reserves related to foreign audit settlements, domestic income tax benefit related to the release of a valuation allowance on R&D credits which may be monetized, and income tax expense recognized on the debt extinguishment gain in connection with the Debt Exchange.

During the first quarter of 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year domestic cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our domestic deferred tax assets as of December 31, 2008, so substantially all of the domestic tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our domestic deferred tax assets. We anticipate paying some income taxes in the U.S. resulting from the net debt extinguishment although the amounts of the obligations are not expected to be material.

Our annual effective tax rate is less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Reorganization of Businesses and Other

We have entered into plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs and simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Three Months Ended April 3, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility by May 2009 and consolidating logistical and certain administrative operations. We accrued $21 million in severance costs associated with the Reorganization of Business Program in the first quarter of 2009. These actions will reduce headcount in our supply chain, technology, sales and marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to April 3, 2009 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at April 3, 2009
Employee Separation Costs
Supply chain	$70	6	—	23	$53
Selling, general and administrative	20	7	—	12	15
Research and development	25	8	—	11	22

Total	$115	21	—	46	$90

Related headcount	2,640	590	—	1,280	1,950

Exit and Other Costs	$26	—	—	—	26

In the first quarter of 2009, we separated approximately 1,300 employees. The $46 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first quarter of 2009. We will make additional payments to these separated employees and the remaining approximately 2,000 employees through the first quarter of 2010.

During the third quarter of 2008, we also recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We expect to pay the remaining amount by the second quarter of 2009.

Asset Impairment Charges

During the first quarter of 2009, we recorded an additional $4 million of non-cash impairment charges related to certain other assets classified as held-for-sale as of April 3, 2009.

Other Reorganization of Business Programs

In the first quarter of 2009, we reversed $1 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first quarter of 2009, we have $8 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of the second quarter of 2009.

Three Months Ended March 28, 2008

Executive Leadership Transition

During the first quarter of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,422 million of cash and cash equivalents and short-term investments at April 3, 2009, $450 million was held by our U.S. subsidiaries and $972 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We utilized $80 million of cash flow for operations in the first quarter of 2009 and generated $474 million of cash flow from operations in the first quarter of 2008. The decrease in cash flow provided by operations from the prior year quarter is primarily attributable to the first quarter of 2008 benefitting from the receipt of funds in connection with an updated arrangement with Motorola. Our days sales outstanding increased to 41 days at April 3, 2009 from 38 days at December 31, 2008, primarily as a result of an increase in sales during the last two weeks of March 2009 versus the last two weeks of December 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 104 days at April 3, 2009 from 93 days at December 31, 2008 as a result of a continued decrease in revenues. Days purchases outstanding increased to 42 days at April 3, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash used for investing activities was $16 million and $276 million for the first quarter of 2009 and 2008, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $15 million and $85 million for the first quarter of 2009 and 2008, respectively, and represented 2% and 6% of net sales, respectively.

The decrease in the cash used in our investing activities in the first quarter of 2009 versus the prior year quarter was primarily the result of a decrease in both capital expenditures and the first quarter of 2008 including proceeds from the sale of a portion of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

Financing Activities

Our net cash provided by (used for) financing activities was $142 million and $(30) million for the first quarter of 2009 and 2008, respectively. The increase in cash provided by financing activities is attributable to a $184 million draw down on the Revolver (as described below), partially offset by payments on our long-term debt, including the $24 million excess cash flow payment described later in this section. In the first quarter of 2008, we utilized $17 million to repurchase a portion of our outstanding Senior Subordinated Notes and Fixed Rate Notes and $13 million to make additional long-term debt and capital lease payments.

Debt Exchange

On February 10, 2009, FSL, Inc. invited eligible holders of each of our (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“Toggle Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of FSL, Inc.’s advisors. (The Floating Rate Notes, the Toggle Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 24, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all Existing Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, we have issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, we have issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. The Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $384 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. The resulting approximate $2.3 billion decline in our outstanding long-term debt obligations is expected to reduce our annual cash interest expense by approximately $140 million.

Credit Facility

At April 3, 2009, FSL, Inc., Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI is a counterparty to the Revolver. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

During the first quarter of 2009, we drew down $184 million, net of LCPI non-funding, from the Revolver. We made this financial decision to further enhance our liquidity and net cash position. This improves our financial flexibility as we continue to execute on our business plans.

Our debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment based on excess cash flows of approximately $24 million in the first quarter of 2009.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At April 3, 2009, $3,398 million and $644 million was outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $19 million, excluding the LCPI commitment and $27 million outstanding letters of credit.

The Term Loan and Revolver bear interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at April 3, 2009 was 2.26 % and 2.52%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. FSL, Inc. is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. FSL, Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. FSL, Inc. is also required to pay customary letter of credit fees.

The Incremental Term Loans will mature on December 15, 2014. These loans are guaranteed by the same guarantors under the existing Credit Facility agreement (see Note 4 in the December 31, 2008 Annual Report on Form 10-K for further discussion) and are secured by a security interest in all of the collateral for the obligations of FSL, Inc. and the guarantors under the existing Credit Facility and related loan documents. The Incremental Term Loans bear interest at a rate per annum equal to 12.5% and a default rate of 14.5%, and interest on the Incremental Term Loans is payable quarterly in arrears. FSL, Inc. is required to repay a portion of the outstanding Incremental Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance (subject to reduction following prepayment of such Incremental Term Loans as set forth in the existing Credit Facility agreement), with the remaining balance due upon maturity.

Existing Notes

FSL, Inc. had an aggregate principal amount of $2,958 million in senior notes outstanding at April 3, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 1.32% on April 3, 2008) plus 3.875% per annum, (ii) $558 million of Toggle Notes, (iii) $1,442 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes, rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In 2008, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, FSL, Inc. delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that will be due on such notes on the June 15, 2009 interest payment date, they will make such interest payment by paying in kind at the PIK interest rate of 9.125% instead of paying interest in cash. As a result, we will accrue approximately $25 million of PIK interest as long-term debt through June 15, 2009. After the June 15, 2009 payment date, interest will accrue on the PIK portion of the Toggle Notes at a PIK interest rate of 9.875%. As of April 3, 2009, $15 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

In connection with the issuance of the Term Loan and Floating Rate Notes, FSL, Inc. also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $500 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009 or December 1, 2012. This amount excludes a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. In March 2009, we elected to switch to 1-month LIBOR on the Term Loan in order to realize interest payment savings on decreasing interest rates.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. FSL, Inc. was in compliance with these covenants as of April 3, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing three of our financial ratios, total leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio, to fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; and incur additional indebtedness.

Credit Ratings

As of April 3, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. GAAP measure that we use to determine our compliance with certain covenants contained in the Credit Facility and the indentures governing the Existing Notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

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

(in millions)	Twelve Months Ended April 3, 2009
Net loss	$(5,938)
Interest expense, net	687
Income tax benefit	(457)
Depreciation and amortization (*)	1,670

EBITDA	(4,038)
Non-cash stock-based employee compensation (1)	61
Other non-cash charges (2)	7,072
Non-recurring/one-time items (3)	(2,345)
Cost savings (4)	200
Other defined terms (5)	75

Adjusted EBITDA	$1,025

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), “Share-based Payments.”
(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.
(3)	Reflects non-cash gain on debt extinguishment, one-time Merger expenses, and our reorganization of business program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Future Financing Activities

As indicated in “Trends in Our Business,” we expect to experience continued pressure on our revenues in 2009 associated with the macroeconomic weakness. Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $200 million during the remainder of 2009 in connection with the Reorganization of Business Program. We believe that our cash, cash equivalents and short-term investments balance as of April 3, 2009 of approximately $1,422 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. We also supplemented our liquidity by drawing down $184 million under our Revolver on January 21, 2009. Our ability to borrow under this Revolver is limited to $19 million after taking into account all draws through the end of January 2009.

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

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. In the first quarter of 2009, upon completion of the Debt Exchange, the face amount of our outstanding long-term debt obligations decreased by approximately $1,929 million. In connection with the Debt Exchange, our expected annual cash interest expense is anticipated to decrease by approximately $140 million.

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

         As discussed in “Trends in Our Business,” the 2009 global economic outlook will continue to adversely impact our business and result in lower operating profitability. The maintenance of certain of our financial ratios is based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing three of our financial ratios, the total leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio, to fall outside of the ranges set forth in the Credit Facility and Indentures, which will impose certain of the restrictions as discussed in “Financing Activities.”

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2008 Annual Report on Form 10-K. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted SFAS No. 161 in the first quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 in the first quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) has changed our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. As referenced in Note 7 to the accompanying condensed consolidated financial statements, a portion of the income tax benefit recorded for discrete events occurring in the first quarter of 2009 included the release of income tax reserves related to foreign audit settlements, which was accounted for in accordance with SFAS No. 141(R).

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of our long-term debt approximates $2,799 million at April 3, 2009, which has been determined based upon quoted market prices; this compares to a carrying value of $7,496 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements was an obligation of $23 million at April 3, 2009, excluding the LBSF swap arrangement. The fair value of our interest rate swaps was estimated based on the yield curve at April 3, 2009. A 10% decrease in market rates would increase the fair value of our long-term debt by $7 million and increase the obligation under our interest rate swaps by $1 million.

At April 3, 2009, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $186 million. The fair value of these forward contracts was a net unrealized loss of $2 million at April 3, 2009. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 3, 2009
Euro	$61
Malaysian Ringgit	$48
British Pound	$28
Japanese Yen	$11
Singapore Dollar	$8
Israeli Shekel	$8

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $39 million as of April 3, 2009, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2008 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt and our derivative contracts, we experienced no significant changes in market risk during the three months ended April 3, 2009. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. The ITC has decided to review the ALJ’s determination and is currently scheduled to issue its final determination by May 20, 2009. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the Credit Facility, including ING Prime Rate Trust (“ING”), filed a complaint against FSL, Inc. and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The suit challenges our right to issue the new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes, thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that FSL, Inc. has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that FSL, Inc. has suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. Among other things, the plaintiffs are seeking (i) monetary damages suffered as a result of our issuance of new Incremental Term Loans, (ii) rescission of the Debt Exchange, and (iii) equitable subordination of the new Incremental Term Loans. Our deadline to file a responsive pleading is May 12, 2009. We believe that these claims made by the lenders are without merit and intend to vigorously defend this action.

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

For a description of risk factors affecting our business and results of operations, refer to our December 31, 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title
10.1	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd, Freescale Semiconductor Holdings II, Ltd, Freescale Semiconductor Holdings IV, Ltd, Freescale Semiconductor Holdings III, Ltd, each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2009.

10.2+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests), incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2009.

10.3+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options), incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2009.

10.4*+	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement

Exhibit Number	Exhibit Title
31.1*	Certification of Richard Beyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard Beyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Complaint filed in the Supreme Court of the State of New York on March 24, 2009, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2009.

*	= filed herewith
+	= indicates a management contract or compensatory plan arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: April 24, 2009	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer