Form 10-K
period 2009-12-31
Freescale Semiconductor Holdings I, Ltd.
filed 2010-02-05
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of January 29, 2010, there were 1,012,299,152 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires.

Item 1:	Business

Our Company

With over 50 years of operating history, Freescale is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing and sales operations around the world. We generated $3.5 billion in revenue for the year ended December 31, 2009.

Our largest end-markets are the automotive and networking markets, but we also provide products to both industrial and consumer electronics markets. In each of our markets, we offer families of embedded processors. In their simplest forms, embedded processors provide the basic intelligence for electronic devices and can be programmed to address specific applications or functions. Examples of our embedded processors include microcontrollers, digital signal, applications and communications processors.

In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we also offer customers complex combinations of semiconductors with software, which we refer to as “platform-level products.” We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

Freescale Semiconductor, Inc. (“FSL, Inc.”) was incorporated in Delaware in 2003. In the second quarter of 2004, Motorola, Inc. (“Motorola”) transferred substantially all of its semiconductor businesses’ assets and liabilities to FSL, Inc. (the “Contribution”) in anticipation of an initial public offering (“IPO”) of FSL, Inc. Class A common stock. The IPO was completed on July 21, 2004. Prior to the IPO, FSL, Inc. was a wholly owned subsidiary of Motorola. All of the FSL, Inc. Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds (“the Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The acquisition was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, FSL, Inc. became an indirect subsidiary of Freescale Semiconductor Holdings I, Ltd. (“Holdings I”) which in turn is a direct subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors. Holdings I is a Bermuda exempted limited liability company and was organized in 2006. Additional information regarding Freescale can be found on our website at www.freescale.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Our Industry

Cyclicality of Semiconductor Industry and Current Business Conditions

Our business is highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. Historically, the relationship between supply and demand in the semiconductor industry has caused cyclicality in the market, characterized by technological change, product obsolescence, price erosion, evolving standards and fluctuations in product supply and demand. The industry has experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns can lead to diminished product demand, production overcapacity, higher inventory levels and accelerated erosion of average selling prices. We have historically experienced adverse effects on our profitability and cash flows during such downturns.

In the second half of 2008 and continuing into 2009, the semiconductor industry experienced a downturn driven by overall weakness in global macroeconomic demand for semiconductor products. We experienced lower revenues and profitability, as well as lower factory utilization compared to peak levels because of the downturn in general and our position as an electronic content provider to the automotive industry, which experienced significant declines in demand in 2009 compared to peak levels.

In response to these economic pressures, we executed a series of strategic investment and cost reduction actions in late 2008 and 2009 to sharpen our strategic focus on growth markets and key market leadership positions where we anticipate above market growth opportunities over the long term. Specifically, during 2009, we executed actions to align our cost structure with our prior decision to wind-down our cellular handset business. We also announced the initiation of a plan to exit our remaining 150mm manufacturing capability in Sendai, Japan and Toulouse, France as well as finalized the closure of our 150mm manufacturing capability in East Kilbride, Scotland because of a general migration away from 150mm technologies and products to more cost-effective advanced technologies and products.

Going forward, we intend to focus our resources on our core automotive and networking products, as well as targeted opportunities in various industrial and consumer electronics markets. Our future revenue and profitability will be affected by, among other factors, a combination of (i) the extent to which a recovery occurs in the general global economic environment, both in size and duration, and (ii) our ability to secure design wins and adequately meet product development launch cycles in our targeted markets.

Semiconductor Overview

Semiconductors perform a broad variety of functions within electronic products and systems, such as processing data, storing information and converting or controlling signals. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving the features, functionality and power consumption characteristics of the devices enabled while reducing their size and cost of manufacturing. These advances have resulted in a proliferation of electronic content across a diverse array of products.

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

•

Process Technology. Semiconductors are manufactured by using different process technologies, which can be likened to “recipes.” The process technology utilized during manufacturing impacts a semiconductor’s performance for a given application. As semiconductor materials science has evolved, the minimum feature sizes in each new process technology continue to decrease. This reduces the size and, generally, unit cost of semiconductors made with the new process technology. Today’s leading edge process technology typically refers to a minimum feature size of 45 nanometers, which is currently in volume production. Initial production launches at 32 nanometers have recently occurred and development of 22 nm feature size is underway. Each new reduction in feature size generally takes 18 to 24 months to develop. We will continue to utilize internal resources as well as existing foundry relationships for our process technology and manufacturing needs.

Customers, Sales and Marketing

We sell our products directly to original equipment manufacturers, original design manufacturers and contract manufacturers through our global direct sales force. Our direct sales force is organized by customer end markets in order to bring dedicated expertise and knowledge and response to our customers. We have 59 sales offices located in 22 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Expansion of our distribution sales network represents an opportunity for us to leverage our products and services to a wider array of customers.

Our net product sales in the Americas, Europe, Middle East and Africa (“EMEA”), Asia-Pacific and Japan regions represented approximately 38%, 34%, 18% and 8%, respectively, of our net sales in 2009. For additional information on our net sales by country, see Note 12 to the accompanying audited consolidated financial statements. We believe our Asia-Pacific region represents a market growth opportunity and, accordingly, we intend to enhance our sales and marketing capabilities and infrastructure in the Asia-Pacific region by strengthening our direct sales force and expanding the scope of our distribution network.

We generally target customers who are leaders in industries in which our products are used as well as companies that we believe will be future leaders in these industries. In the past, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 46% of our net sales in 2009. Continental Automotive and Motorola represented 11% and 10% of our total net sales, respectively, in 2009. Historically, Motorola was our largest end customer, comprising approximately 23% and 24% of our net sales in 2008 and 2007, respectively. In connection with the decision to wind-down our cellular handset business in 2008 and our agreement to cancel our purchase and supply agreement with Motorola, our cellular products sales to Motorola declined significantly beginning in the fourth quarter of 2008. Motorola continues, however, to be serviced by our cellular, networking and communications product portfolio. Beyond Motorola, no other end customer represented more than 10% of our total net sales for the last three years other than Continental Automotive, which represented approximately 11% of our total net sales in 2009. In 2009, excluding Continental Automotive and Motorola, the next eight largest end customers comprised approximately 25% of our total net sales. In 2008 and 2007, excluding Motorola, the next nine largest end customers comprised approximately 31% and 33% of our total net sales, respectively.

Research and Development

Our research and development activities comprise both product and technology development. Our product design engineering activities, which constitute the majority of our research and development expenditures, are primarily aligned with our product design groups, and the areas of focus for these investments are described within the relevant product and application sections. Our technology development programs primarily support our product design engineering efforts, and also cover process technology, packaging technology and system-on-a-chip design technology. Specialty technologies are also developed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), Silicon-On-Insulator (SOI), SMARTMOS, radio frequency and mixed-signal technologies. We believe that this approach allows us to apply our investments in process, packaging and design technologies across a broad portfolio of products.

We participate in alliances and other arrangements with external partners in the area of process technology, design technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. We have several research projects with IMEC (Leuven, Belgium) and collaborative research programs with CEA-LETI (Grenoble, France) and CNRS-LAAS (Toulouse, France). We continually review our memberships in these technology research alliances and arrangements, and we may make changes from time to time. Our research and development locations include facilities in the United States, Brazil, Canada, Mexico, Czech Republic, France, Germany, Israel, Romania, Russia, United Kingdom, China, India and Malaysia.

During 2009, we funded our research and development initiatives directed at our automotive, networking, consumer and industrial end-markets consistent with our strategy to focus on growth markets and key market leadership positions where we anticipate market growth opportunities over the long-term. Following our decision in 2008 to wind-down the cellular handset business, we reduced our research and development expenditures related to this area. Research and development expense was $833 million, $1,140 million and $1,139 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Manufacturing

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. However, as part of our asset-light strategy, we utilize a balance of internal capabilities and contract manufacturing services for standard CMOS processes and high-volume products. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. We have relationships with several wafer foundries and assembly and test subcontractors to meet our contract manufacturing needs, including 300-millimeter wafer size and scaling down to 45-nanometer technologies.

Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2009, approximately 23% of our front-end manufacturing was outsourced to wafer foundries. We outsourced approximately 43% of our back-end manufacturing to assembly and test subcontractors, based on total units produced in 2009. Both of these percentages may change as our business and our product mix changes. We continually evaluate the in-sourcing or out-sourcing of selected wafer assembly and test products and technologies in order to improve our supply competitiveness, gross margin and cash flows.

We own and operate seven manufacturing facilities, five of which are wafer fabrication facilities and the remaining two are assembly and test facilities. These facilities are certified to the ISO/TS 16949:2002 international quality standards. This technical specification aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry. These operations also are certified to ISO 9001:2000. Our ISO 14001 management systems are designed to meet and exceed regulatory requirements, with certified manufacturing operations in the United States, Scotland, France, Japan, China and Malaysia. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Toulouse, France (1)	Power management Motor controllers Power semiconductors	150 mm wafers Power CMOS 0.5 micron

Sendai, Japan (2)	Microcontrollers Sensors	150 mm wafers CMOS, embedded NVM, MEMs 0.5 micron

Oak Hill, Austin, Texas	Radio frequency transceivers Radio frequency amplifiers Power management Sensors Radio frequency LDMOS	200 mm wafers CMOS, BiCMOS, Silicon Germanium Power CMOS 0.25 micron

Chandler, Arizona	Microcontrollers Power management Embedded processors	200 mm wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	Communications processors Host processors Applications processors Embedded processors	200 mm wafers Advanced CMOS, system-on-a-chip 90 nm

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	Communications processors Host processors Microcontrollers Power management Analog and mixed-signal devices Radio frequency devices

Tianjin, China	Communications processors Microcontrollers Power management Analog and mixed-signal devices

(1)	We have initiated a formal consultation with employees at our Toulouse fabrication facility to close the manufacturing portion of this facility in the first half of 2011.
(2)	This manufacturing facility is scheduled to close in the second half of 2011.

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a just-in-time basis, and we believe that they have sufficient supply to meet our current needs, although it is possible that we could experience inadequate supply due to a sudden worldwide surge in demand or supply chain disruption.

Like many global companies, we maintain plans to respond to external developments that may affect our employees, facilities or business operations. Business continuity is very important to us as we strive to ensure reliability of supply to our customers. TS16949 quality standards and our internal quality standards all require a business continuity plan to effectively return critical business functions to normal in the case of an unplanned event, and our operations are certified to all of these standards. We require our major foundries, assembly and test providers and other suppliers to have a business continuity plan as well. However, in the event that our manufacturing capacity, either internal or through contract manufacturers, is disrupted, we could experience difficulty fulfilling customer orders.

Our business continuity plan covers issues related to continuing operations (for example, continuity of manufacturing and supply to customers), crisis management of our business sites (for example, prevention and recovery from computer, data, hardware and software loss) and information protection. We perform annual risk assessments at each site, reviewing activities, scenarios, risks and actual events and conduct annual test drills. Generally, we maintain multiple sources of supply of qualified technologies. We also audit our suppliers’ compliance with their plans.

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

Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Technology Corporation (expected to complete merger with NEC Electronics Corporation), STMicroelectronics, Microchip Technology Incorporated, Atmel Corporation, Analog Devices Incorporated, Cavium Networks, Inc., Texas Instruments Incorporated and Broadcom Corporation.

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

During 2008 and continuing in 2009, we refined our strategy and narrowed our focus on the markets in which we intend to invest going forward. Within our automotive business, we expect to continue to invest in our core legacy markets, including body electronics, chassis and safety and powertrain systems, where we have market leadership positions in microcontrollers, analog and sensor products. We also intend to focus on expected growth opportunities in the automotive industry, including hybrid and electric vehicles and driver information systems. Within our networking business, we expect to continue to invest in our core legacy markets, including wireless infrastructure and enterprise networking, where we have market leadership positions in communications processors, applications processors and digital signal processors. In addition, we intend to pursue expected networking growth opportunities in the broadband and telecommunications markets. We plan to leverage our product portfolio beyond our core automotive and networking markets into targeted industrial and consumer markets as well, where we believe significant growth opportunities exist in smart mobile devices (such as “smartbooks”), electronic reading devices, smart energy, appliance control, factory automation and medical markets. This effort includes networking products for broadband triple play services to the small office/home office space, the i.MX family of applications processor to manage complex processing requirements for portable consumer multimedia and computing devices, and our power management products to help maintain the performance and efficient power usage of digital still cameras, appliances and converging multimedia devices. In addition to these consumer and industrial growth markets, we currently have a significant presence in certain other consumer and industrial markets, including appliance and energy conversion, smartphones and mobile devices in emerging markets, where we plan to continue to extend our position. In order to achieve our goals of establishing and advancing our positions in these markets, we will be utilizing the technologies, software and product portfolio offered in the three product design groups described in the following discussion.

Microcontroller Solutions

Overview

Microcontroller Solutions product offerings include the key components of embedded control systems. These components include embedded processors, specifically microcontrollers and embedded microprocessors. We provide comprehensive product offerings, including development tools, application support, training, documentation and platforms.

Embedded control systems are found in a number of applications. For example, Microcontroller Solutions products can serve as the “brains” of automotive control systems, from wipers that respond to the intensity of rainfall to engine management systems that have reduced exhaust emissions and fuel consumption while giving drivers enhanced performance. In smart energy meters, Microcontroller Solutions products help in energy conservation and reduce greenhouse emissions through load shifting and improved transparency between utilities and their customers. They can drive energy and water usage reduction in modern appliances through monitoring of the load condition. Our Microcontroller Solutions products measure glucose level and blood pressure in portable medical equipment and control robots and motors on manufacturing lines. They are also found in homes in places such as remote controls, microwave ovens, thermostats, as well as gaming and general-purpose toys.

Primary application areas for Microcontroller Solutions products include:

•	automotive (for use in airbags, anti-lock braking systems, comfort, engine management, vehicle stability control, instrument cluster, and entertainment / communications systems);

•	consumer (for use in alarm systems, home appliances, remote controls, toys and other electronic devices);

•

industrial (for use in electronic motor control drive, power conversion, manufacturing process control, test and measurement equipment, building control, lighting, heating, ventilation and air conditioning (“HVAC”), and point-of-sale equipment); and

•	computer peripherals (for use in displays, keyboards, mice, printers and other peripherals).

Market Opportunity

Microcontroller Solutions addresses the markets for microcontrollers as well as portions of the embedded microprocessor market. Automotive, industrial, consumer and computer peripherals are the primary application areas for Microcontroller Solutions’ products.

The automotive industry currently represents the largest portion of Microcontroller Solutions sales. Semiconductor demand in this market is driven by vehicle production and the increasing electronic content in vehicles, particularly in the areas of safety, powertrain management, comfort and entertainment features. The desire to reduce fuel consumption and emissions drives demand in powertrain management. Instrument clusters are becoming more sophisticated, requiring high performance graphics capability. The increasing demand for advanced safety systems, such as vehicle dynamics control, as well as radar and vision systems, also impacts demand in this market.

We believe the industrial, consumer and computer peripheral industries also represent market opportunities for Microcontroller Solutions. Our Microcontroller Solutions strategy is to expand our portfolio of both general purpose and application specific products for the industrial, consumer and computer peripheral markets.

Principal Products

•

Microcontrollers. Microcontrollers are computers on a chip, integrating all the major components of a computing system onto a single integrated circuit. Microcontrollers are the “brains” of many electronic applications, controlling electrical equipment or analyzing sensor inputs. We offer 8-bit, 16-bit and 32-bit microcontrollers, as well as digital signal controllers.

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

Networking and Multimedia

Overview

Networking and Multimedia product offerings include embedded processors for the wired and wireless networking, industrial and consumer markets. We offer systems solutions that facilitate the transmission, switching and processing of data and voice signals. Our products are used in a variety of types of networking and multimedia equipment, including:

•	wireless infrastructure equipment (such as cellular base stations);

•	network communications equipment (such as switches and routers for data and voice traffic);

•	network access equipment (such as media gateways);

•	pervasive computing equipment (such as networked storage, gaming, printing, imaging and multimedia devices);

•	industrial applications (such as automated vehicles, robotics and ATM machines); and

•	mobile consumer applications (such as portable media players, smart mobile devices (such as “smartbooks”), electronic reading devices, and in-car infotainmet).

Market Opportunity

As the number and types of devices that access the network continue to expand in conjunction with the proliferation of multimedia applications, the demand for bandwidth also expands. The move to a converged, information-based network is expected to be accompanied by an increased demand for high performance, low power, secure processing at each node in the network. Media agnostic processing nodes that are capable of making wire speed decisions on traffic classification, prioritization, security and routing, etc. are designed to enable this level of performance. We target emerging markets that are focused on the mobile and wireless consumer, industrial and automotive devices and systems, smart mobile devices (such as “smartbooks”), electronic reading devices and other consumer devices.

Principal Products

•

Networking Processors. We provide highly-integrated single and multi-core networking processors that perform tasks related to control and manipulation of data, as well as network interfaces. Our networking processors include our PowerQUICC ™ and QorIQ™ families of processor products. We also provide our customers with software and tools to help them meet their performance, cost and time-to-market objectives. We sell our networking processors primarily for use in wired and wireless network access equipment, enterprise switching and routing equipment, industrial equipment and small business / customer premises equipment. We also sell networking processors to customers for control and processing functions in a variety of media and data storage applications, as well as for applications requiring security features that we enable through our encryption technology and our VortiQa security application software.

•

Digital Signal Processors. Digital signal processors are special-purpose processors designed to handle parallel arithmetic and algorithmically intensive applications in real time. Our digital signal processors used in networking applications provide the very high levels of data analysis required for wireless / wireline infrastructure, voice / audio and video processing. In these applications the digital signal processor is used to analyze and transform the data from analog input sources (cellular RF signals, HD video streams and audio / voice streams) into data packets that can be appropriately handled and managed in core IP networks. Our digital signal processors are used in a variety of applications such as wireless network basestations, wireline media gateways, video conferencing and transmission systems, as well as audio / video receivers.

•

Multimedia Application Processors. Our multimedia application processors are used in a variety of devices such as portable media players and computing devices, personal video and navigation devices, cellular phones and in-car infotainment, smart mobile devices (such as “smartbooks”) and electronic reading devices known as “eBooks”. Application processors provide the processing required to enable high-level operating systems and rich multimedia functionality, such as the encoding, decoding and display of audio, video and image content.

Radio Frequency, Analog and Sensors

Overview

Radio Frequency, Analog and Sensors products include analog and mixed-signal integrated circuits, sensors, and radio frequency devices. Our sensor devices and analog and mixed signal integrated circuits serve as the interface between the outside world and the embedded systems. Our radio frequency products are high power radio frequency devices used in cellular base transceiver stations and other industrial, scientific and medical applications. These products complement our portfolio of microcontrollers and microprocessors.

Market Opportunity

Radio Frequency, Analog and Sensors’ product portfolio targets the markets for radio frequency, analog and mixed-signal semiconductors. Automotive, industrial, consumer, wireless, networking and computer peripherals are the primary application areas for Radio Frequency, Analog and Sensors’ products.

Principal Products

•

Analog and Mixed-Signal Integrated Circuits. Our analog and mixed-signal integrated circuits perform one or more of a number of functions, including driving actuators (such as motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for communications devices. These integrated circuits combine logic, analog, audio and power circuits.

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

•

Radio Frequency Devices. These products amplify radio frequency signals in preparation for transmission over a wireless network or for alternative high power energy transmission. We sell radio frequency devices primarily to transmit and receive signals in wireless infrastructure products, which include 2G, 2.5G, and 3G cellular base transceiver stations. Our radio frequency devices for wireless infrastructure applications include base station integrated circuit drivers, base station module pre-drivers, and radio frequency high-power transistors. In addition, our radio frequency devices have applications in broadcast transmission, scientific markets, avionics, and high powered medical systems.

Other

In 2008, we announced plans to wind-down our cellular handset business. Historically, product offerings in our cellular handset business included baseband processors, power management integrated circuits, radio frequency subsystems and platform-level products (integrated semiconductor components with core operating software). Although we are in the process of winding-down these product offerings, in the near term we expect to provide products to our existing cellular customers. We expect the revenue associated with our cellular products to continue declining over time.

Backlog

Our backlog was $1.0 billion at December 31, 2009 compared to $0.7 billion at December 31, 2008. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks’ requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, we believe that most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date is not an accurate indicator of future results.

Environmental Matters

For a discussion of the material effects of compliance with environmental laws, please see the “Environmental Matters” discussion in “Item 3: Legal Proceedings.”

Employees

As of December 31, 2009 we employed approximately 18,000 full-time employees. None of our U.S. employees are represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

Item 1A:	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Risks Related to Our Business

The continuing pressure on the global credit and financial markets could materially and adversely affect our business and results of operations.

As widely reported, global credit and financial markets have been experiencing extreme disruptions since the second half of 2008, including severely diminished liquidity and credit availability, volatility in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We cannot assure you that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Government stimulus programs for the automotive industry and other industries that we service may increase the volatility of demand for our products. Our ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and negatively affected.

Our operating results may be adversely affected if economic conditions impact the financial viability of our customers, distributors, or suppliers, particularly in the automotive industry.

We regularly review the financial performance of our customers, distributors and suppliers. However, global economic conditions may adversely impact the financial viability of and increase the credit risk associated with our customers, distributors or suppliers. Customer insolvencies in key industries most affected by the economic downturn, such as the automotive industry, or the financial failure of a large customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in our inability to collect our accounts receivable balances.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 46% of our net sales in 2009. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. During 2009, our largest customer was Continental Automotive, with revenues of approximately 11% of our total net sales, followed by Motorola, with revenues of approximately 10% of our total net sales (in 2008, revenue from Motorola approximated 23% of our total net sales). As described elsewhere is this Annual Report on Form 10-K, we expect revenues from Motorola to continue to decline commensurate with our decision to wind-down the cellular handset business. No other customer represented more than 10% of our total net sales in 2009.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, higher inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past, are currently experiencing these conditions and may experience such downturns in the future. We may not be able to effectively respond to this or future downturns which could have a material negative impact on our business, financial condition and results of operations.

In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.

The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party contract manufacturers, most of our production requirements are met by our own manufacturing facilities. During periods of reduced demand, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. The market conditions in the future may continue to adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

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

We have become dependent on third-party contract manufacturing relationships as part of our asset-light strategy. If our production or manufacturing capacity at one of these facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.

We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 23% of our wafer fabrication and approximately 43% of our assembly, packaging and testing in 2009. As a result, we are relying on the utilization of third-party contract manufacturers and assembly and test capacity. If production or manufacturing capacity is delayed, reduced or eliminated at one or more facilities, with fewer alternative facilities, manufacturing could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

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

The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Our growth objectives depend on competitive success and increased market share in our markets. If we fail to keep pace with the rest of the semiconductor industry, we could lose market share in the markets in which we compete. Any such loss in market share could have a material negative impact on our financial condition and results of operations.

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

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or particular products in those industries, could have a material negative impact on our results of operations.

Our growth is dependent, in part, on end-user demand for our customers’ products. Any industry downturns that adversely affect our customers or their customers, including increases in bankruptcies in relevant industries, could adversely affect end-user demand for our customers’ products, which would adversely affect demand for our products.

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	capital spending levels of our networking customers;

•	consumer spending;

•	worldwide automotive production levels;

•	rate of adoption of new or alternative technologies;

•	changes in consumer preferences;

•	changes in regulation of products and services provided; and

•	general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. In addition, there can be no assurance that particular products within these industries will experience the growth in demand that we expect. The industries we serve are currently experiencing weak general economic conditions, which could result in slower growth or a decline in demand for our products, which could have a material negative impact on our business, financial condition and results of operations. Furthermore, government stimulus programs for the automotive industry and other industries that we service may increase the volatility of demand for our products.

Our automotive customer base is comprised largely of suppliers to U.S. and European automotive manufacturers. Light vehicle production by the Big 3 U.S. automakers declined significantly in 2008 and continued to be below historical levels in 2009. Shifts in demand away from U.S. and European automotive manufacturers or continued lower demand for U.S. and European automobiles could adversely affect our sales.

The specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the prices manufacturers are willing to pay us. Such customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during times of low demand for those end products. This can make managing our business difficult, as it limits our ability to effectively predict future demand. Furthermore, projected industry growth rates may not be as forecast, resulting in spending on process and product development well ahead of market requirements, which could have a material negative impact on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and impair our freedom of operation.

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others. From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

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

We sell our products throughout the world. In 2009, 77% of our products were sold in countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and

•	potentially burdensome taxation and changes in foreign tax laws.

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

A majority of our products are manufactured in Asia, primarily in China, Japan, Malaysia and Taiwan. Any conflict or uncertainty in these countries, including due to public health or safety concerns or natural disasters (such as earthquakes), could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.

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

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We use highly combustible materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of explosions and fires, which can cause significant disruptions to our operations. These can occur even in the absence of any fault on our part. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of semiconductor from one of our facilities to another can take between six to twelve months to accomplish, and in the interim period we would likely suffer significant or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations. In the third quarter of 2009 and in connection with our decision to eliminate our 150mm manufacturing capability, we began the process of transitioning certain technologies to our other manufacturing facilities and contract manufacturers.

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

We may engage in acquisitions, joint ventures and other transactions intended to complement or expand our business. We may not be able to complete these transactions and, if executed, these transactions pose significant risks and could have a negative effect on our operations.

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

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful life. For example, the European Directive 2002/95/Ec on restriction of hazardous substances (“RoHS”), bans the placing on the

EU market of new electrical and electronic equipment containing more than specified levels of lead, and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material negative impact on our business, financial condition and results of operations.

In addition to the costs of complying with environmental, health and safety requirements, we have incurred and may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We have been and may be in the future defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

We may be subject to liabilities as a result of personal injury claims based on alleged links between the semiconductor manufacturing process and certain illnesses.

In the last few years, there has been increased media scrutiny and associated reports focusing on an alleged link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Because we utilize these clean rooms, we may become subject to liability as a result of claims alleging personal injury. In addition, these reports may also affect our ability to recruit and retain employees. A significant judgment against us could harm our business, financial condition and results of operations.

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

We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors we sell into numerous consumer products, which are then in turn sold into the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses relating to defense costs or damages awards. In particular, the sale of systems and components for the transportation and medical industries involves a high degree of risk that such claims may be made. In addition, we may be required to participate in a recall if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or in order to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. Any product recall or product liability claim brought against us could have a material negative impact on our reputation, business, financial condition and results of operations.

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

We depend on our senior executive officers and other key personnel to run our business and on technical experts to develop new products and technologies. Future turnover in these positions or the loss of other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research and development activities successfully and develop marketable products. In the technology sector, the use of equity as incentive compensation is an important part of the compensation package for professionals. Although we maintain an incentive compensation plan, our equity is not publicly traded, which may have a negative impact on our ability to recruit and retain professionals.

We have recorded significant charges for reorganization of business activities, interest expense and amortization expense in the past and may do so again in the future, which could have a material negative impact on our business.

In 2009 and 2008, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amount of $345 million and $320 million, respectively. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur employee termination, exit costs and asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

We have also recorded higher interest expense and amortization expense in connection with the Merger, and as a result, we have incurred net and operating losses since 2006. In addition, we expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, would have a material negative effect on our results of operations and financial condition.

Risks Related to Indebtedness

Our subsidiaries are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

Our subsidiaries are highly leveraged. As of December 31, 2009, the total indebtedness of our subsidiaries was approximately $7,911 million. Our subsidiaries also had an additional $15 million available for borrowing under the senior secured revolving credit facility. In addition, under the Senior PIK-Election Notes due 2014 (“PIK-Election Notes”), our subsidiaries have elected to use the payment-in-kind (“PIK”) feature of the outstanding PIK-Election Notes in lieu of making cash interest payments (“PIK Interest”) through the interest period ending June 15, 2010, and have the option to continue to elect to pay interest in the form of PIK Interest through December 15, 2011. In the event we make a PIK Interest election in each period in which we are entitled to make such an election, our debt will increase by the amount of such interest. We are a guarantor of the indebtedness.

Our subsidiaries elected to use the PIK Interest feature for the interest periods ending on June 15, 2009 and December 15, 2009. As a result, our subsidiaries issued a total of approximately $53 million of incremental PIK-Election Notes in 2009. In addition, our subsidiaries drew down $460 million and $184 million under a senior secured revolving credit facility, net of non-funded commitments by Lehman Commercial Paper, Inc. (“LCPI”), in the fourth quarter of 2008 and first quarter of 2009, respectively. As of December 31, 2009, $15 million was available for borrowing under the senior secured revolving credit facility, net of $31 million of outstanding letters of credit and non-funded commitments by LCPI.

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

Our cash interest expense for the year ended December 31, 2009 was $444 million, excluding $75 million of PIK interest on our PIK-Election Notes. At December 31, 2009, there was approximately $4,210 million aggregate principal amount of variable indebtedness under the senior floating rate notes and senior secured credit facility. A 1% increase in such rates would increase the annual interest expense by approximately $42 million.

At December 31, 2009, our indebtedness included (i) a revolving credit facility with a committed capacity of $690 million, and $644 million outstanding thereunder, which will be available through December 1, 2012, at which time all outstanding principal amounts under the revolving credit facility will be due and payable; (ii) $3,372 million in term loans maturing on December 1, 2013; (iii) $917 million in incremental term loans maturing on December 15, 2014; (iv) $2,136 million aggregate principal amount outstanding under our senior notes due 2014; (v) $764 million aggregate principal amount outstanding under our senior subordinated notes due 2016 and (vi) $61 million of other indebtedness (see Note 4 to the accompanying audited consolidated financial statement for further information). Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets. We may not be able to consummate such dispositions, which could result in our inability to meet debt service obligations.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing the indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Our subsidiaries have $15 million available for borrowing under the revolving credit facility. In addition, under the PIK-Election Notes, our subsidiaries have elected and have the option to continue to pay interest in the form of PIK Interest through December 15, 2011, which would increase the amount of debt by the amount of any such interest. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

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

An increase in prevailing interest rates has an immediate effect on LIBOR (the interest rate index on which our variable rate debt is based), which fluctuates on a regular basis. Although interest rates actually decreased in fiscal 2009, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we have entered and may in the future enter into agreements such as interest rate swaps contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2009, we owned 15 facilities and leased 74 facilities. Our total square footage consists of approximately 12 million square feet, of which approximately 10 million square feet is owned and approximately 2 million square feet is leased. Our lease terms range from one to sixteen years.

The following table describes our facilities:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	4 owned facilities, 30 leased facilities	Austin, Texas Chandler, Arizona Tempe Arizona (1)	5.6 million	1.4 million

Asia	6 owned facilities, 23 leased facilities	Kuala Lumpur, Malaysia Noidia, India Tianjin, China Sendai, Japan (2)	1.9 million	0.5 million

Europe, Middle East, Africa	4 owned facilities, 21 leased facilities	Toulouse, France (3) Munich, Germany Tel Aviv, Israel	2.8 million	0.3 million

(1)	This manufacturing facility closed in May 2009.
(2)	This manufacturing facility is scheduled to close in the second half of 2011.
(3)	We have initiated a formal consultation with employees at our Toulouse fabrication facility to close the manufacturing portion of this facility in the first half of 2011.

We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at present levels.

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Japan, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced.

Item 3:	Legal Proceedings

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 6,300 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. These patents are typically valid for 20 years from the date of filing. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended plaintiff’s complaint. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. On October 25, 2007, the Illinois District Court granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. Motorola and its codefendants appealed the District Court certification decision and filed motions for summary judgment on all claims asserted by the class. The United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class on October 23, 2008. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. The plaintiffs appealed the June 17, 2009 ruling of the district court and that appeal has been consolidated with the class certification appeal. Both Plaintiffs (Appellants) and Defendants (Appellees) have filed their principal briefs regarding the summary judgment appeal, and briefing is complete in the class certification appeal. As a result of the terms of its separation from Motorola, it is possible that FSL, Inc. could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We do not expect the payments or damages resulting from this action to be material.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommended that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. During the pendency of the appellate process, we are taking all necessary actions to comply with the Limited Exclusion Order. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the senior secured credit facility of FSL, Inc. and Holdings II, IV and V (the “Credit Facility”), including ING Prime Rate Trust (“ING”), filed a complaint against FSL, Inc. and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The plaintiffs filed an amended complaint on May 20, 2009 adding additional plaintiffs and removing the unnamed unsecured debtholders as defendants. The suit challenges our issuance of new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes (as defined and discussed in Note 4 to the accompanying audited consolidated financial statements), thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs’ loans. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that FSL, Inc. has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that FSL, Inc. suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. Among other things, the plaintiffs are seeking monetary damages suffered as a result of the issuance of new Incremental Term Loans. FSL, Inc. filed a motion to dismiss the suit on June 19, 2009. The motion to dismiss was denied by the trial court on October 27, 2009. FSL, Inc. has appealed the denial of the motion to dismiss to the New York state appellate court. On December 10, 2009, plaintiffs filed a motion for partial summary judgment, seeking a judicial declaration that a MAE had occurred. On January 26, 2010, the New York state appellate court ordered the proceedings in the trial court stayed pending the disposition of FSL, Inc.’s appeal from the denial of its motion to dismiss, provided that the plaintiffs may petition the court to vacate the stay in the event that FSL, Inc. issues new debt. We believe that all claims made by the lenders are without merit and intend to vigorously defend this action.

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

Motorola was identified as a potentially responsible party in the past, and has been engaged in investigations, administrative proceedings and/or cleanup processes with respect to past chemical releases into the environment. FSL, Inc. agreed to indemnify Motorola for certain environmental liabilities related to its business, including the sites described below. Potential future liability at these or other sites (excluding costs spent to date) may adversely affect our results of operations.

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

56th Street Facility, Phoenix, AZ. In 1985, the EPA initiated an inquiry concerning the former Motorola facility located on 56th Street in Phoenix, Arizona following the discovery of organic compounds in certain local area wells. Motorola completed several remedial actions at this site including soil excavation and cleanup. We subsequently undertook voluntary negotiations with ADEQ, which assumed primary responsibility for this matter in 2004 under the state’s Water Quality Assurance Revolving Fund Program.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were thirteen holders of record of our common stock.

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

Equity Compensation Plan Information

The following tables summarize our equity compensation plan information as of December 31, 2009.

Freescale Semiconductor, Inc.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	213,127	(1)	$31.69	(2)	—
Equity compensation plans not approved by security holders	—		$—		—

Total	213,127		$31.69		—

(1)	This includes restricted stock units and options to purchase Freescale Class A common stock awarded under the 2004 Omnibus Incentive Plan and the Omnibus Incentive Plan of 2005. We ceased making grants under these plans on December 1, 2006, the effective date of the Merger.
(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Semiconductor Holdings I, Ltd.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—		—
Equity compensation plans not approved by security holders(1)	71,267,393	$1.41	(2)	9,161,289

Total	71,267,393	$1.41		9,161,289

(1)	This includes restricted stock units and options to purchase common shares of Holdings I awarded under the 2006 Management Incentive Plan and options to purchase common shares of Holdings I awarded under the 2007 Employee Incentive Plan (both described in Note 6 to the accompanying audited consolidated financial statements).
(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Holdings, L.P.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	129,749	$—	—

Total	129,749	$—	—

(1)	This includes Class B limited partnership interest units in Freescale Holdings, L.P. awarded under the 2006 Profits Interest Plan.

Item 6:	Selected Financial Data

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Five Year Financial Summary

	Successor			Combined (1)	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Operating Results
Net sales	$3,508	$5,226	$5,722	$6,359	$565	$5,794	$5,843
Cost of sales	2,563	3,154	3,821	3,625	450	3,175	3,377

Gross margin	945	2,072	1,901	2,734	115	2,619	2,466
Selling, general and administrative	499	673	653	729	59	670	652
Research and development	833	1,140	1,139	1,204	99	1,105	1,178
Amortization expense for acquired intangible assets	486	1,042	1,310	117	106	11	7
In-process research and development	—	—	—	2,260	2,260	—	10
Reorganization of businesses, contract settlement, and other	345	53	64	(12)	—	(12)	9
Impairment of goodwill and intangible assets	—	6,981	449	—	—	—	—
Merger and separation expenses	—	11	5	522	56	466	10

Operating (loss) earnings	(1,218)	(7,828)	(1,719)	(2,086)	(2,465)	379	600
Gain (loss) on extinguishment of long-term debt, net	2,296	79	—	(15)	—	(15)	—
Other (expense) income, net	(576)	(733)	(780)	(8)	(56)	48	13

Earnings (loss) before income taxes and cumulative effect of accounting change	502	(8,482)	(2,499)	(2,109)	(2,521)	412	613
Income tax (benefit) expense	(246)	(543)	(886)	(108)	(134)	26	50

Earnings (loss) before cumulative effect of accounting change	748	(7,939)	(1,613)	(2,001)	(2,387)	386	563
Cumulative effect of accounting change, net of income tax expense	—	—	—	7	—	7	—

Net earnings (loss)	$748	$(7,939)	$(1,613)	$(1,994)	$(2,387)	$393	$563

Balance Sheet (End of Period)
Total cash and cash equivalents, short-term investments and marketable securities (2)	$1,363	$1,394	$751	$710			$3,025
Total assets	$5,093	$6,651	$15,117	$17,739			$7,170
Total debt and capital lease obligations	$7,552	$9,786	$9,497	$9,526			$1,253
Total stockholders’ (deficit) equity	$(3,894)	$(4,692)	$3,190	$4,717			$4,447
Other Data
EBITDA(3) (Unaudited)	$2,251	$(5,955)	$406	$(1,326)	$(2,299)	$973	$1,331
Capital expenditures, net	$85	$239	$327	$713	$89	$624	$491
% of sales	2%	5%	6%	11%	16%	11%	8%
Research and development expenditures	$833	$1,140	$1,139	$1,204	$99	$1,105	$1,178
% of sales	24%	22%	20%	19%	18%	19%	20%
Earnings to fixed charges ratio(4) (Unaudited)	1.9x	—	—	N/A	—	5.6 x	7.0 x
Net cash provided by operating activities	$76	$405	$426	$1,301	$60	$1,241	$1,300
Net cash provided by (used for) investing activities	$374	$(59)	$(366)	$(16,299)	$(17,900)	$1,601	$(1,431)
Net cash provided by (used for) financing activities	$9	$342	$(47)	$14,954	$16,181	$(1,227)	$(21)

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	The following table provides a reconciliation of total cash and cash equivalents, short-term investments and marketable securities to the amounts reported in our accompanying audited Consolidated Balance Sheets at December 31, 2009, 2008, 2007, 2006 and 2005 or in their accompanying Notes:

	Successor				Predecessor
(Dollars in millions)	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Cash and cash equivalents	$1,363	$900	$206	$177	$212
Short-term investments	—	494	545	533	1,209
Marketable securities	—	—	—	—	1,604

Total	$1,363	$1,394	$751	$710	$3,025

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

	Successor			Combined	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005
Earnings (loss) before cumulative effect of accounting change	$748	$(7,939)	$(1,613)	$(2,001)	$(2,387)	$386	$563
Interest expense (income), net	556	702	784	5	58	(53)	(6)
Income tax (benefit) expense	(246)	(543)	(886)	(108)	(134)	26	50
Depreciation and amortization*	1,193	1,825	2,121	778	164	614	724

EBITDA	$2,251	$(5,955)	$406	$(1,326)	$(2,299)	$973	$1,331

*	Excludes amortization of debt issuance costs, which are included in interest expense (income), net.

(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from operations before provision for income taxes, earnings (loss) from equity investees and fixed charges, by fixed charges. Fixed charges consist of interest expense, capitalized interest and imputed interest on our lease obligations. Earnings were inadequate to cover fixed charges for the years ended December 31, 2008 and 2007 and the Successor Period in 2006 by $8.5 billion, $2.5 billion, and $2.5 billion, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years ended December 31, 2009, 2008 and 2007. You should read the following discussion of our results of operations and financial condition in conjunction with our accompanying audited consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

Overview

On December 1, 2006, Freescale Semiconductor, Inc. (“FSL, Inc.”) was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”). Pursuant to the terms of the Merger, FSL, Inc. continues as a wholly owned indirect subsidiary of Parent. At the close of the Merger, FSL, Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is wholly owned by Parent. All six of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Freescale Semiconductor Holdings I, Ltd. and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

In connection with the Merger, FSL, Inc. incurred significant indebtedness (see the “Liquidity and Capital Resources” discussion). In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer lists, developed technology / purchased licenses, and in-process research and development (“IPR&D”) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. Furthermore, in 2009, in connection with a modification of our outstanding debt, we reduced the carrying value of our overall long-term indebtedness by $1,929 million. These events served to reduce the post-Merger increase in our interest expense and non-cash amortization charges, although they are still above historical levels.

Our Business. With over 50 years of operating history, FSL, Inc. is a leader in the design and manufacture of embedded processors. Our largest end-markets are the automotive and networking markets, however we also provide products to targeted industrial and consumer electronics markets. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we also offer our customers platform-level products, which incorporate both semiconductors with software. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

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

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a moderate increase in our utilization rate to 60% in the fourth quarter of 2009, compared to 51% in the fourth quarter of 2008. Although significantly below historical levels, utilization has shown consistent improvement since the first quarter of 2009, reflecting an increase of 24 percentage points by the end of the year. We anticipate continued pressure on our utilization and gross margin as compared to peak historical periods due to the current macroeconomic environment.

Trends in Our Business. We have experienced continued pressure on revenues associated with the macroeconomic weakness, particularly in the automotive industry. Although we have experienced sequential increases in revenues during 2009, there continues to be pressure on revenues associated with the macroeconomic weakness as compared to peak historical levels, particularly in the automotive industry. We expect continued uncertainty with respect to the automotive industry as well as with other of our end markets. Examples of such uncertainty are unscheduled or temporary increases in demand that may challenge our ability to timely fill customer orders as well as sudden decreases in demand. This uncertainty may continue to affect our revenues and profitability in 2010. Going forward, we intend to focus our resources on our core automotive and networking businesses, as well as targeted opportunities in various industrial and consumer electronics markets. Our revenue and profitability recovery in future periods will be dependent upon the extent to which a general global economic recovery occurs and our ability to achieve design wins and adequately meet product development launch cycles in our targeted markets, among other conditions.

We have been significantly impacted by the continued weakness in the global automotive market, as light vehicle production by the Big 3 U.S. automakers in 2009 declined approximately 39% versus 2008. The bankruptcies of both General Motors (“GM”) and Chrysler, and to a lesser extent, Visteon and Lear, have further impacted automotive factory production. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor automotive revenues in 2009 declined by 31%, as compared to the prior year. Although the automotive industry has shown some signs of recovery, we expect continued weakness, as compared to historical industry levels, to adversely affect our revenues and profitability compared to prior peak periods. We are not able to precisely forecast the level and duration of such weakened demand as compared to prior peak periods. In addition to the impact on our automotive business, our cellular handset product group revenues decreased 56% in 2009 versus the prior year following the termination of an arrangement with Motorola, whereby Motorola agreed to provide certain consideration in exchange for our eliminating their remaining minimum purchase commitments.

In light of our renewed focus on key market leadership positions and given general market conditions, beginning in the fourth quarter of 2008, we initiated a series of restructuring actions that we refer to as the “Reorganization of Business Program” in order to streamline our cost structure and re-direct some research and development investments into expected growth markets. These actions have continued through the end of 2009 and have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. Furthermore, in the first quarter of 2009 we implemented certain non-severance austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed, and certain other employee benefits curtailments) from which we realized benefits throughout 2009. We terminated these austerity measures effective January 1, 2010, as a result of improving levels of profitability as of the end of 2009.

In association with the ongoing restructuring actions described above, on April 22, 2009 we announced actions to align our cost structure with our prior decision to wind-down the cellular handset business. As of December 31, 2009, we have completed the majority of the employment reductions and paid certain related severance costs.

Total severance and related cash requirements associated with all of the aforementioned restructuring actions total approximately $300 million, with expected corresponding annualized savings of approximately $800 million which are expected to be realized during 2010. We have paid approximately $230 million of the cash restructuring charges in connection with the actions taken through December 31, 2009, resulting in approximately $700 million in expected annualized cost savings.

On April 22, 2009, we also announced that we were executing a plan to exit our 150mm manufacturing capability, as we have experienced a migration from 150mm technologies and products to advanced technologies and products. The long-term trend in declining overall demand for the bulk of the products served by our 150mm fabs has resulted in low factory utilization, which has been accelerated by the weaker global economic climate. Accordingly, we closed our 150mm fabrication facility in East Kilbride, Scotland in the second quarter of 2009 and have announced the closure of our 150mm fabrication facility in Sendai, Japan in the second half of 2011. We have also initiated a formal consultation with employees at our Toulouse, France fabrication facility. The plan to close that facility is being evaluated through consultation with our works council in Toulouse. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs. We anticipate these costs to be paid over the course of 2010 and 2011. We expect these actions will result in expected annualized cost savings of approximately $100 million.

Going forward, we expect our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see Part I, “Item 1A: Risk Factors” in this December 31, 2009 Annual Report on Form 10-K.

Results of Operations

Operating Results

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Orders (unaudited)	$3,719	$4,845	$5,406

Net sales	$3,508	$5,226	$5,722
Cost of sales	2,563	3,154	3,821

Gross margin	945	2,072	1,901
Selling, general and administrative	499	673	653
Research and development	833	1,140	1,139
Amortization expense for acquired intangible assets	486	1,042	1,310
Reorganization of businesses, contract settlement, and other	345	53	64
Impairment of goodwill and intangible assets	—	6,981	449
Merger expenses	—	11	5

Operating loss	(1,218)	(7,828)	(1,719)
Gain on extinguishment of long-term debt, net	2,296	79	—
Other expense, net	(576)	(733)	(780)

Earnings (loss) before income taxes	502	(8,482)	(2,499)
Income tax benefit	(246)	(543)	(886)

Net earnings (loss)	$748	$(7,939)	$(1,613)

Percentage of Net Sales

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Orders (unaudited)	106.0%	92.7%	94.5%

Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1%	60.4%	66.8%

Gross margin	26.9%	39.6%	33.2%
Selling, general and administrative	14.2%	12.9%	11.4%
Research and development	23.7%	21.8%	19.9%
Amortization expense for acquired intangible assets	13.9%	19.9%	22.9%
Reorganization of businesses, contract settlement, and other	9.8%	1.0%	1.1%
Impairment of goodwill and intangible assets	—%	133.6%	7.8%
Merger expenses	—%	0.2%	0.1%

Operating loss	-34.7%	-149.8%	-30.0%
Gain on extinguishment of long-term debt, net	65.4%	1.5%	—%
Other expense, net	-16.4%	-14.0%	-13.7%

Earnings (loss) before income taxes	14.3%	-162.3%	-43.7%
Income tax benefit	-7.0%	-10.4%	-15.5%

Net earnings (loss)	21.3%	-151.9%	-28.2%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

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

We sell our products to distributors and original equipment manufacturers (“OEMs”) in a broad range of market segments. The majority of our sales are derived from three major product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. We also derive sales from our former Cellular Products group which we are winding-down in connection with our decision to wind-down the cellular handset business. Although we are in the process of winding-down these cellular product offerings, in the near term, we expect to continue to provide products to our existing cellular customers. We expect the revenue stream associated with our cellular products to continue declining over time. Finally, Other sales are attributable to revenue from intellectual property, software, contract manufacturing sales to other semiconductor companies and miscellaneous items.

Our net sales and orders of approximately $3,508 million and $3,719 million in 2009 decreased 33% and 23%, respectively, compared to the prior year. We experienced lower net sales in almost all product segments as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the GM and Chrysler bankruptcies and the bankruptcies of certain of our other customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial products, (iv) lower capital spending in enterprise and wireline infrastructure, and (v) a decline in consumer spending affecting digital home and multimedia products which negatively impacts our networking business. Distribution sales approximated 21% of our total net sales and fell by 21% compared to the prior year. Distribution inventory, in dollars, was 11.4 weeks of net sales at December 31, 2009, compared to 14.0 weeks of net sales at December 31, 2008.

Net sales by product design group for the years ended December 31, 2009, 2008 and 2007 were as follows:

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Microcontroller Solutions	$1,114	$1,640	$1,884
Networking and Multimedia	929	1,161	1,121
RF, Analog and Sensors	814	1,032	1,048
Cellular	471	1,063	1,217
Other	180	330	452

Total Net Sales	$3,508	$5,226	$5,722

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 32%, 31% and 33% of our total net sales in 2009, 2008 and 2007, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 64%, 65% and 67% of Microcontroller Solutions’ net sales in 2009, 2008 and 2007, respectively.

Microcontroller Solutions net sales declined in 2009 by $526 million, or 32%, compared to 2008, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market, where the Big 3 U.S. automakers produced 39% fewer vehicles during 2009 as compared to the prior year. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel. Despite the overall decline from the prior year, sequentially we noted improving sales volumes of our Microcontroller Solutions’ products in the second half of 2009. Our Microcontroller Solutions’ net sales increased by 29% in total, and by 27% in the automotive marketplace, in the second half of 2009 as compared to the first half of the year. This increase related primarily to a 46% increase in units produced by the Big 3 in the second half of 2009 and corresponding increases in our foreign markets, compared to the first half of the year, resulting from government incentive programs and the replenishment of inventories. In 2008, Microcontroller Solutions net sales declined by $244 million, or 13%, compared to 2007, primarily as a result of production cuts in the U.S. automotive market. As in 2009, we were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 26%, 22% and 19% of our total net sales in 2009, 2008 and 2007, respectively. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets.

Networking and Multimedia net sales decreased in 2009 by $232 million, or 20%, compared to 2008, as a result of lower capital spending in communications infrastructure, combined with a decline in consumer spending affecting digital home and multimedia products. In 2008, Networking and Multimedia net sales increased by $40 million, or 4%, compared to 2007, due to the inclusion of revenue related to the acquisition of SigmaTel, Inc. (“SigmaTel”) on April 30, 2008, as well as increased demand for set-top box products and communication processors, partially offset by declines in legacy revenues. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal ICs for the consumer electronics market. Excluding SigmaTel, our Networking and Multimedia product line revenue in 2008 was relatively unchanged compared with 2007, as increased demand for set-top box products and communication processors were partially offset by declines in DSP product revenues.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23%, 20% and 18% of our total net sales in 2009, 2008 and 2007, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets; however, the automotive end market accounted for 49%, 53% and 59% of Radio Frequency, Analog and Sensors’s sales in 2009, 2008 and 2007, respectively.

Radio Frequency, Analog and Sensors net sales declined in 2009 by $218 million, or 21%, compared to 2008, as a result of lower demand for both analog and sensor products from weaker automotive vehicle production. In addition, we have also experienced a decline in radio frequency product demand due to the end of the current phase of China’s investment in that country’s 3G wireless infrastructure. Despite the overall decline from the prior year, in the second half of 2009, Radio Frequency, Analog and Sensors’ net sales increased sequentially by 11% in total, and by 48% in the automotive marketplace, as compared to the first half of 2009. This increase related primarily to a 46% increase in units produced by the Big 3 in the second half of 2009 and corresponding increases in our foreign markets, as compared to the first half of 2009, resulting from government incentive programs and the replenishment of inventories. In 2008, Radio Frequency, Analog and Sensors net sales decreased modestly by $16 million, or 2%, compared to 2007, as a result of lower demand for both analog and sensor products from weaker U.S. automotive vehicle production, partially offset by stronger sales in both the analog consumer and the wireless infrastructure markets.

Cellular Products

As discussed above in “Trends in Our Business,” we are executing the wind-down of our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 13%, 20% and 22% of our total net sales in 2009, 2008 and 2007, respectively. Our primary target segment was the cellular communications device (cellular handset) market, with over 50% of Cellular Products sales attributable to Motorola in 2009 and over 90% of Cellular Product sales attributable to Motorola in 2008 and 2007. Cellular Products net sales declined by $592 million, or 56%, in 2009 compared to 2008 and by $154 million, or 13%, in 2008 compared to 2007 due primarily to significantly lower demand from Motorola.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations (“Q1 2008 Motorola Agreement”). We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). As a result of the Q3 2008 Motorola Settlement Agreement and our current sales being only for legacy products, our cellular handset revenues decreased by 82% for the fourth quarter of 2008 versus the fourth quarter of 2007. See “Trends in Our Business” and “Reorganization of Businesses, Contract Settlement, and Other” for further discussion.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 5%, 7% and 8% of our total net sales in 2009, 2008 and 2007, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales declined by $150 million, or 46%, in 2009 as compared to 2008 due principally to a $175 million, or 71%, decrease in contract manufacturing sales. In 2008, Other net sales declined by $123 million, or 27%, as compared to 2007 primarily as a result of a 60% decrease in intellectual property revenue and a 20% decrease in contract manufacturing sales. As a percentage of net sales, intellectual property was 2%, 1% and 2% for 2009, 2008 and 2007, respectively.

Gross Margin

In 2009, our gross margin decreased $1,127 million compared to 2008. As a percentage of net sales, gross margin was 26.9%, reflecting a decline of 12.7 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in average year-to-date factory utilization of approximately 20 percentage points, as compared to 2008. This negatively impacted gross margin, as we were experiencing less operating leverage of fixed manufacturing costs. In response to these circumstances, we have executed several cost savings initiatives, including reducing our cost of procured materials and services, internalizing certain wafer manufacturing and assembly and test contract services and executing a workforce reduction across our manufacturing organization. On average, our manufacturing and supply chain operations workforce was reduced 22% during 2009 versus 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $174 million, or 26%, in 2009 compared to 2008. This decrease was the result of a coordinated effort to reduce costs across all selling, general and administration departmental functions and categories of expenses. We executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. On average, our selling, general and administrative workforce was reduced 21% during 2009 versus 2008. As a percent of our net sales, our selling, general and administrative expenses were 14.2%, reflecting an increase of 1.3 percentage points over the prior year primarily due to lower net sales.

Research and Development

Our research and development expense for 2009 decreased $307 million, or 27%, compared to 2008. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies, the exit of our MRAM business and some initial savings from the strategic realignment of our cellular handset business. As a result, on average, our research and development workforce was reduced 20% during 2009 versus 2008. These savings were partially offset by external acquisitions in 2008 and internal organic investments in our remaining core businesses. As a percent of our net sales, our research and development expenses were 23.7%, increased 1.9 percentage points over the prior year due primarily to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $556 million in 2009 compared to 2008. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses, Contract Settlement, and Other

In light of our renewed focus on key market leadership positions and given general market conditions, beginning in the fourth quarter of 2008, we initiated the Reorganization of Business Program which has continued through the current year and has reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. In 2009, we recorded $298 million in employee severance related primary to the elimination of our 150mm fabrication capability, the wind-down of our cellular handset business and the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. In addition to these severance charges, we recorded $24 million in lease exit costs in connection with a consolidation of certain research and development activities, $25 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets.

We also recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan in reorganization of businesses, contract settlement, and other. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan. In addition, in connection with our proposed closure of our fabrication facility in Toulouse, France, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations. We have initiated a formal consultation with employees at our Toulouse fabrication facility. The plan to close the facility in 2011 is being evaluated through consultation with our works council in Toulouse.

In 2008, we recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of $187 million of previously deferred revenue recorded under the Q1 2008 Motorola Agreement. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

We also accrued $151 million in employee severance and other exit costs in connection with our Reorganization of Business Program in 2008. We also recorded additional exit costs of $43 million related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these Reorganization of Business Program charges, we recorded $88 million of non-cash impairment charges in 2008 related to (i) idle property, plant and equipment assets, (ii) certain research and development assets, (iii) the closure of our manufacturing facility located in Tempe, Arizona and (iv) certain other assets classified as held-for-sale as of December 31, 2008.

As a result of a change in executive leadership in 2008, we recorded in reorganization of businesses, contract settlement, and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the hiring of our current Chief Executive Officer. In addition, we recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Finally, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets disposed of during 2008.

Gain on Extinguishment of Long-Term Debt

In 2009, a $2,264 million gain on the Debt Exchange was recorded in other, net. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. We also recorded a $32 million pre-tax gain, net in the accompanying audited Consolidated Statement of Operations in connection with the repurchase of $60 million of our Fixed Rate Notes and $39 million of our PIK-Election Notes in 2009.

During 2008, we recorded a $79 million pre-tax gain, net in connection with the repurchase of $89 million of our Senior Subordinated Notes, $63 million of our Fixed Rate Notes and $25 million of our Floating Rate Notes. (Terms defined and discussed in “Liquidity and Capital Resources” below and in Note 4 to the accompanying audited consolidated financial statements.)

Other Expense, Net

Other expense, net decreased $157 million in 2009 compared to 2008. Net interest expense in 2009 included interest expense of $571 million partially offset by interest income of $15 million. Net interest expense in 2008 included interest expense of $738 million partially offset by interest income of $36 million. The $167 million decrease in interest expense over the prior year period was due to (i) savings related to the Debt Exchange and the retirement of outstanding debt during 2009, and (ii) lower interest rates on our outstanding floating rate debt. This was partially offset by an increase in our interest paid on our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009. During 2009, we recorded a $10 million pre-tax loss in other, net related to other than temporary impairment charges for certain of our investments accounted for under the cost method, as well as a $5 million pre-tax loss on one of our investments accounted for under the equity method.

During the second quarter of 2008, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized a $38 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. In 2008, we also recorded in other, net (i) a $12 million pre-tax gain as a result of the sale of all of the shares in one of our investments accounted for under the cost method, (ii) a $5 million pre-tax loss attributable to one of our investments accounted for under the equity method, and (iii) foreign currency fluctuations.

Income Tax Benefit

In 2009, our effective tax rate was an income tax expense of less than 1%, excluding a net income tax benefit of $253 million recorded for discrete events occurring in 2009. These discrete events primarily reflect a non-cash tax benefit of $270 million related to the release of a U.S. valuation allowance in connection with unremitted earnings of one of our foreign subsidiaries. Other discrete events offsetting the non-cash benefit described above include income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements and statute expirations.

During 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year U.S. cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our U.S. deferred tax assets as of December 31, 2008, so substantially all of the U.S. income tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our U.S. deferred tax assets.

Our annual effective tax rate is less than the U.S. statutory tax rate of 35% percent due to (i) the aforementioned $270 million non-cash tax benefit recorded in connection with the release of our U.S. valuation allowance, (ii) minimal tax expense in our U.S. earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (iii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

In 2008, our effective tax rate was a tax benefit of 6%. Our effective tax rate was less than the U.S. statutory tax rate of 35% primarily due to nondeductible nature of goodwill impairments and valuation allowances of $560 million recorded against net U.S. deferred tax assets at the time. The recognition of the valuation allowance resulted from having incurred cumulative losses in the U.S., which is a strong indication that it is more likely than not that all or a portion of our U.S. deferred tax assets may not be recoverable. The effective rate included the tax impact recorded for discrete events of $22 million related to increases in valuation allowances associated with certain of our foreign deferred tax assets, foreign tax rate changes, tax audits settlements, and interest expense associated with tax reserves.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

Our net sales and orders of approximately $5,226 million and $4,845 million in 2008 decreased 9% and 10%, respectively, compared to 2007. Lower net sales were driven by a decrease in microcontroller, analog and sensor product shipments due to decreasing production in the global automotive industry and in connection with the termination of certain minimum purchase commitments of our cellular products by Motorola. These items were partially offset by higher radio frequency product shipments related to increased demand in the Asian wireless infrastructure market. Intellectual property revenue decreased 60% in 2008, compared to 2007, to 1% as a percentage of net sales. Distribution sales approximated 17% of our total net sales and fell by 3% compared to 2007. Distribution inventory, in dollars, was 14.0 weeks of net sales at December 31, 2008, compared to 11.8 weeks of net sales at December 31, 2007.

Gross Margin

In 2008, our gross margin increased $171 million compared to 2007. As a percentage of net sales, gross margin was 39.6%, reflecting an improvement of 6.4 percentage points. This increase was attributable to a $416 million purchase accounting charge to cost of sales in the first quarter of 2007 resulting from the step-up to fair value of our inventory at the Merger date. Our gross margin also benefited from lower costs associated with our foundry and assembly and test operations, as well as our exit from the Crolles alliance in the fourth quarter of 2007. Partially offsetting these items was a decrease in factory utilization and a $7 million increase in cost of sales resulting from the step-up to fair value of our inventory in connection with the SigmaTel acquisition.

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

Research and Development

Our research and development expense for 2008 remained consistent with 2007. Increased spending in specific strategic growth product areas including consumer devices in connection with the SigmaTel acquisition was offset by savings from (i) our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007, (ii) the restructuring of our participation in the IBM alliance (a jointly-funded research alliance created to develop 300-millimeter technologies) in the third quarter of 2008 and (iii) reorganization programs initiated in the second quarter 2008 and the prior year. As a percent of our net sales, our research and development expenses increased 1.9 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $268 million compared to 2007. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the fourth quarter of 2007 and the second half of 2008.

Reorganization of Businesses, Contract Settlement, and Other

In 2008, we recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of $187 million of previously deferred revenue recorded under the Q1 2008 Motorola Agreement. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

We accrued $151 million in employee severance and other exit costs in connection with our Reorganization of Business Program in 2008. We also recorded exit costs of $43 million related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these Reorganization of Business Program charges, we recorded $88 million of non-cash impairment charges in 2008 related to (i) idle property, plant and equipment assets, (ii) certain research and development assets, (iii) the closure of our manufacturing facility located in Tempe, Arizona and (iv) certain other assets classified as held-for-sale as of December 31, 2008.

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

In 2007, we recorded net severance charges of $35 million in reorganization of businesses, contract settlement, and other attributable to a reorganization program initiated in the second quarter of 2007. We also recorded non-cash impairment charges of $20 million in reorganization of businesses, contract settlement, and other related to our then held-for-sale assets at our former 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was in connection with management reaching an agreement to sell our related assets. In connection with the conclusion of the research and manufacturing alliance in Crolles, France, we recorded $5 million in exit costs. Finally, we also recorded non-cash impairment charges of approximately $4 million on certain assets previously held-for-sale.

Impairment of Goodwill and Intangible Assets

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. These goodwill and intangible assets were primarily established in purchase accounting at the completion of the Merger in December 2006.

During the fourth quarter of 2007, we began discussions regarding our then existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the developed technology, customer relationship and trademark / tradename intangible assets associated with our cellular handset product group. As a result, in 2007 we recorded a $449 million impairment charge related to the intangible assets of our cellular handset product group.

Merger Expenses

Merger expenses were $11 million in 2008 and consisted primarily of retention costs associated with the SigmaTel acquisition and accounting, legal and other professional fees. Such expenses were $5 million in 2007 and consisted of accounting, legal and other professional fees.

Gain on Extinguishment of Long-Term Debt

During 2008, we recorded a $79 million pre-tax gain, net in connection with the repurchase of $89 million of our Senior Subordinated Notes, $63 million of our Fixed Rate Notes and $25 million of our Floating Rate Notes. (Terms defined and discussed in Note 4 to the accompanying audited consolidated financial statements.)

Other Expense, Net

Other expense, net decreased $47 million in 2008 compared to 2007. Net interest expense in 2008 included interest expense of $738 million partially offset by interest income of $36 million. Net interest expense in 2007 included interest expense of $834 million partially offset by interest income of $50 million. The $96 million decrease in interest expense over the prior year was due to (i) savings related to the retirement of outstanding debt during 2008, partially offset by an increase in our revolving credit facility in the fourth quarter of 2008, and (ii) lower interest rates on outstanding floating rate debt. The $14 million decrease in interest income over the prior year was primarily attributable to lower investment interest rates, partially offset by an approximate $600 million increase in funds available for investment as a result of proceeds associated with the Q1 2008 Motorola Agreement and asset dispositions related to our exit from the Crolles alliance in 2008.

During the second quarter of 2008, in accordance with ASC Topic 815, we recognized a $38 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. In 2008, we also recorded in other, net (i) a $12 million pre-tax gain as a result of the sale of all of the shares in one of our investments accounted for under the cost method, (ii) a $5 million pre-tax loss attributable to one of our investments accounted for under the equity method, and (iii) foreign currency fluctuations.

Income Tax Benefit

In 2008, our effective tax rate was a tax benefit of 6%. Our effective tax rate was less than the U.S. statutory tax rate of 35% primarily due to nondeductible nature of goodwill impairments and valuation allowances of $560 million recorded against net U.S. deferred tax assets at the time. The recognition of the valuation allowance resulted from having incurred cumulative losses in the U.S., which is a strong indication that it is more likely than not that all or a portion of our deferred tax assets may not be recoverable. The effective rate included the tax impact recorded for discrete events of $22 million related to increases in valuation allowances associated with certain of our foreign deferred tax assets, foreign tax rate changes, tax audits settlements, and interest expense associated with tax reserves.

In 2007, our effective tax rate was 35%, including the tax impact recorded for discrete events which had no net material impact on our effective tax rate. The discrete events relate primarily to tax rate changes in foreign jurisdictions and changes in the valuation allowance associated with the deferred tax assets of certain of our foreign subsidiaries. During 2007, we adopted the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which determine the accounting for uncertainty in income taxes. The adoption resulted in a $5 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to goodwill as of January 1, 2007.

Reorganization of Businesses, Contract Settlement, and Other

We have implemented plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs and simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Year Ended December 31, 2009

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include (i) the winding-down of our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. We incurred $345 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in 2009. These actions have reduced and will reduce our workforce in our supply chain, research and development, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to December 31, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at December 31, 2009
Employee Separation Costs
Supply chain	$70	197	(9)	(77)	$181
Selling, general and administrative	20	24	(2)	(28)	14
Research and development	25	92	(4)	(69)	44

Total	$115	313	(15)	(174)	$239

Related headcount	2,640	3,610	(300)	(4,200)	1,750

Exit and Other Costs	$26	22	2	(34)	$16

In 2009, we recorded $298 million in charges for severance costs in connection with our decision to exit our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the wind-down of our cellular handset product offerings. Additional reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations.

We separated approximately 4,200 employees during 2009. The $174 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through December 31, 2009. We will make additional payments to these separated employees and the remaining approximately 1,750 employees through 2011. We also reversed $15 million of severance accruals as a result of 300 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

During 2009, we also recorded charges for exit costs of $24 million related primarily to costs to terminate various operating leases in connection with a consolidation of certain research and development activities resulting from our Reorganization of Business Program. As of December 31, 2009, $8 million of these exit costs have been paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the second half of 2011 and other previously executed severance actions in Japan. In connection with our proposed closure of our fabrication facility in Toulouse, France in the first half of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations. We have initiated a formal consultation with employees at our Toulouse fabrication facility, and the plan to close the facility in 2011 is being evaluated through consultation with our works council in Toulouse.

Asset Impairment Charges and Disposition Activities

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with our consolidation of leased facilities. During 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In 2009, we reversed $4 million of severance accruals related to reorganization of business programs initiated in periods preceeding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As December 31, 2009, we have $3 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Year Ended December 31, 2008

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced that we intended to renew our focus on key market leadership positions. In support of this targeted approach, we evaluated strategic options for our cellular handset product group. Concurrently, in September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated.

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

Reorganization of Business Programs

In 2008, we recorded $123 million of severance accruals related to our Reorganization of Business Program. In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement, and other in 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance.

In 2008, we also recorded $30 million of severance accruals and other exit costs related to other reorganization of business programs initiated prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $8 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer. We also recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Asset Impairment Charges

During 2008, we recorded $88 million of non-cash impairment charges, including a $59 million related to certain idle property, plant and equipment assets included in all of our manufacturing facilities, $18 million attributable to certain research and development assets, $7 million associated with the closure of our manufacturing facility located in Tempe, Arizona and $4 million charge related to certain other assets previously classified as held-for-sale.

Crolles Manufacturing and Research Alliance

During 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement and other related to the portion of the grant for assets disposed of during 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,363 million of cash and cash equivalents and short-term investments at December 31, 2009, $691 million was held by our U.S. subsidiaries and $672 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $76 million and $405 million during the years ended December 31, 2009 and 2008, respectively. The decrease in cash flow provided by operations from the prior year period is primarily attributable to our significant decline in revenues during 2009, as well as 2008 benefitting from the receipt of funds in connection with an updated arrangement with Motorola. Our days sales outstanding decreased to 36 days at December 31, 2009 from 38 days at December 31, 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 87 days at December 31, 2009 from 93 days at December 31, 2008 as a result of declining inventory levels. Days purchases outstanding increased to 45 days at December 31, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash provided by investing activities was $374 million in 2009, and our net cash used for investing activities was $59 million in 2008. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $85 million and $239 million in 2009 and 2008, respectively, and represented 2% and 5% of our net sales, respectively.

The increase in the cash provided by investing activities in 2009 versus the prior year period was primarily the result of the generation of $488 million from the sale of our short-term investments in connection with re-directing our investments in a wholly-owned money market fund to cash equivalent money market accounts. The factors impacting our investing cash flows during 2008 were the proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007, partially offset by the utilization of $94 million of cash during 2008 in connection with the acquisition of SigmaTel, Inc.

Financing Activities

Our net cash provided by financing activities was $9 million and $342 million in 2009 and 2008, respectively. The decrease in cash provided by financing activities is attributable primarily to receiving $313 million more in proceeds from draw downs on the Revolver, as well as on a foreign subsidiary revolving loan agreement, in 2008. This decrease was partially offset by the utilization of less cash in 2009 on repurchases of our Existing Notes and other additional contractual long-term debt and capital lease payments.

Debt Exchange

On February 10, 2009, FSL, Inc. invited eligible holders of each of its (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“PIK-Election Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange”. The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1,000 million, including the incremental term loans payable as compensation to certain of FSL, Inc.’s advisors. (The Floating Rate Notes, the PIK-Election Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this section.)

On March 10, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all PIK-Election Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of PIK-Election Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, FSL, Inc. issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of PIK-Election Notes validly delivered and accepted, FSL, Inc. issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At December 31, 2009, the Incremental Term Loans are recorded on the accompanying audited Consolidated Balance Sheet at a $359 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

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

Credit Facility

At December 31, 2009, FSL, Inc., Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $60 million of the Revolver; but, borrowing requests have not been honored by LCPI.

In January 2009, FSL, Inc. drew down $184 million, net of LCPI non-funding, from the Revolver. FSL, Inc. made this financial decision to further enhance its liquidity and net cash position.

FSL, Inc.’s debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment of approximately $24 million in 2009 based on excess cash flows.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At December 31, 2009, $3,372 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $15 million, excluding the LCPI commitment and $31 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at FSL, Inc.’s option, at a rate equal to an applicable margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at December 31, 2009 was 1.99% and 2.23%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. FSL, Inc. is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. FSL, Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. FSL, Inc. is also required to pay customary letter of credit fees.

The Incremental Term Loans will mature on December 15, 2014. The Incremental Term Loans bear interest at a rate per annum equal to 12.5% and a default rate of 14.5%, and interest on the Incremental Term Loans is payable quarterly in arrears. FSL, Inc. is required to repay a portion of the outstanding Incremental Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance (subject to reduction following prepayment of such Incremental Term Loans as set forth in the existing Credit Facility agreement), with the remaining balance due upon maturity. At December 31, 2009, $558 million was outstanding under the Incremental Term Loans, net of the aforementioned unamortized discount of $359 million.

The obligations under the Credit Facility are guaranteed by certain of the Parent Companies and certain subsidiaries of FSL, Inc. and are secured by a security interest in all of the collateral for the obligations of Freescale and the guarantors under the existing

Credit Facility and related loan documents. See Note 4 in the notes to the accompanying audited consolidated financial statements for further discussion.

FSL, Inc. is currently seeking to amend the Credit Facility to, among other things, extend the maturity of certain of its term loans held by accepting lenders to December 1, 2016 and increase the interest rate with respect to such extended-maturity term loans and allow for one or more issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par. The proposed amendment of the Credit Facility is subject to lender consent and other conditions, and may not occur as described or at all.

Existing Notes

FSL, Inc. had an aggregate principal amount of $2,900 million in senior notes outstanding at December 31, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.25% on December 31, 2009) plus 3.875% per annum, (ii) $1,382 million of Fixed Rate Notes, (iii) $560 million of PIK-Election Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes (other than the Senior Subordinated Notes), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended. The Existing Notes are guaranteed by the same guarantors as under the Credit Facility.

As noted in the aforementioned “Debt Exchange” discussion, $2,829 million aggregate principal amounts of Existing Notes were retired in connection with the Debt Exchange in the first quarter of 2009, including $281 million of Floating Rate Notes, $957 million of PIK-Election Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. In 2009, Freescale also repurchased an additional $60 million of its Fixed Rate Notes and an additional $39 million of its PIK-Election Notes at a $32 million discount, net of $2 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of this debt. FSL, Inc. used funds from the cash and cash equivalents portfolio for the purchase and early retirement of these notes. The redemption price on the repurchases included accrued and unpaid interest up to, but not including, the redemption date.

For the interest periods ending on June 15, 2009 and December 15, 2009, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of its outstanding PIK-Election Notes in lieu of making cash interest payments (“PIK Interest”). In connection with this election, FSL, Inc. delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the PIK-Election Notes, that, with respect to the interest that would be due on such notes for these periods, it would make such interest payments by paying in kind at the PIK Interest rate of 9.875% instead of paying interest in cash. FSL, Inc. may elect to use the PIK feature of its PIK-Election Notes for any interest period through December 15, 2011. As a result, FSL, Inc. issued a total of approximately $53 million of incremental PIK-Election Notes in 2009. FSL, Inc. also elected to use the PIK feature of its outstanding PIK-Election Notes for the interest period ending on June 15, 2010 and accordingly, as of December 31, 2009, $2 million of accrued PIK Interest associated with the PIK-Election Notes was classified as long-term debt.

Hedging Transactions

In connection with the issuance of the Term Loan and Floating Rate Notes, FSL, Inc. entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $200 million of the variable interest rate debt to fixed interest rate debt from December 1, 2009 through December 1, 2012.

During 2009, FSL, Inc. also entered into two interest rate cap contracts with a counterparty as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, FSL, Inc. has effectively hedged $400 million of its variable interest rate debt at a cap rate of 2.75%. The caps became effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, since December 1, 2009, FSL, Inc. continues to pay interest at a LIBOR-based rate on $400 million of its variable interest rate debt, so long as the LIBOR-based rate does not exceed 2.75%. If the LIBOR-based rate exceeds the cap rate in any given interest period, FSL, Inc. will subsequently receive a payment from its counterparty to ensure the LIBOR-based rate we pay is no more than 2.75%, net on the related variable interest rate debt.

Covenant Compliance

The Credit Facility and indentures governing our Existing Notes (“Indentures”) have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of December 31, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures. This change does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets, merge or consolidate with other companies, make certain investments and incur additional indebtedness.

Credit Ratings

As of December 31, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively. These compared to corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B+, B1 and B, respectively, as of December 31, 2008.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan in order to enhance its cash position and liquidity, increasing the total amount outstanding to $92 million at December 31, 2008. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we make quarterly payments of approximately $15 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. Accordingly, in the second half of 2009, we made payments of $31 million on our obligation under this loan. This revolving loan bears interest at 3.5% per annum. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. As of December 31, 2009, $61 million was outstanding under this loan.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. GAAP measure that we use to determine our compliance with certain covenants contained in the Credit Facility and Indentures. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the Indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

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

(in millions)	Year Ended December 31, 2009
Net income	$748
Interest expense, net	556
Income tax benefit	(246)
Depreciation and amortization (*)	1,193

EBITDA	2,251
Non-cash stock-based employee compensation (1)	38
Other non-cash charges (2)	10
Non-recurring/one-time items (3)	(1,948)
Cost savings (4)	200
Other defined terms (5)	28

Adjusted EBITDA	$579

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of ASC Topic 718, “Compensation - Stock Compensation.”
(2)	Reflects the non-cash charges related to asset impairment charges and other non-cash items.
(3)	Reflects non-cash gain on debt extinguishment and charges incurred due to our Reorganization of Business Program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2009.

	Payments Due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Debt obligations (including short-term debt) (1)	$105	$44	$688	$3,276	$3,017	$764	$7,894
Capital lease obligations (2)	9	5	2	1	—	—	17
Operating leases (3)	44	33	26	25	23	33	184
Software licenses	38	38	32	25	11	—	144
Service obligations	65	13	8	7	3	4	100
Foundry commitments (4)	62	—	—	—	—	—	62
Purchase commitments	11	—	—	—	—	—	11

Total cash contractual obligations (5)	$334	$133	$756	$3,334	$3,054	$801	$8,412

(1)	Reflects the principal payments on the Credit Facility, the Notes and a Japanese yen-denominated revolving loan agreement of one of our foreign subsidiaries. These amounts exclude the discount on the Incremental Term Loans discussed in Note 4 to the accompanying audited consolidated financial statements, as well as cash interest payments of approximately $442 million in 2010, $525 million in 2011, $574 million in 2012, $564 million in 2013, $377 million in 2014 and $155 million thereafter.
(2)	Excludes interest of $1 million on capital lease obligations of $17 million at December 31, 2009.
(3)	Sublease income on operating leases is approximately $6 million in 2010, $4 million in 2011 and $3 million in 2012. Sublease income is less that $1 million in 2013, and currently, there is no sublease income scheduled beyond 2013.
(4)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of December 31, 2009, unrecognized tax benefits under ASC Topic 740 were $207 million. We are not including any amount related to uncertain tax positions in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, ongoing capital expenditures and debt service obligations. In addition, we expect to spend approximately $90 million during 2010 and approximately $180 million in 2011 in connection with the Reorganization of Business Program. We believe that our cash and cash equivalents balance as of December 31, 2009 of approximately $1,363 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. We also supplemented our liquidity by drawing down $184 million under our Revolver on January 21, 2009. Our ability to borrow under this Revolver is limited to $15 million as of December 31, 2009 after taking into account $31 million in outstanding letters of credit.

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

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or may seek to restructure or refinance our outstanding indebtedness. In 2009, upon completion of the Debt Exchange, the face amount of our outstanding long-term debt obligations decreased by approximately $1,929 million. In connection with the Debt Exchange, our expected annual cash interest expense is anticipated to decrease by approximately $140 million. FSL, Inc. also repurchased $60 million of its Fixed Rate Notes and $39 million of its PIK-Election Notes. FSL, Inc. used funds from our cash and cash equivalents balance for the repurchase and early retirement of long-term debt.

As of December 31, 2009, our election to use the PIK feature of our outstanding PIK-Election Notes in lieu of making cash interest payments was effective for the interest period ending on June 15, 2010. We will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time. In connection with this election, we will make the interest payment due on the PIK-Election Notes on June 15, 2010 by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. FSL, Inc. may elect to use the PIK feature of its PIK-Election Notes for any interest period through December 15, 2011. After December 15, 2011, FSL, Inc. must pay all interest payments on the PIK-Election Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes.

As discussed in “Trends in Our Business,” the extent to which a general global economic recovery occurs will influence our revenue and profitability recovery in 2010 compared to peak historical periods. The maintenance of certain of our financial ratios is based on our level of profitability. The 2009 global economic environment resulted in lower operating profitability, causing four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures, which will impose certain of the restrictions as discussed in “Financing Activities.”

FSL, Inc. is currently seeking to amend the Credit Facility to, among other things, extend the maturity of certain of its term loans held by accepting lenders to December 1, 2016 and increase the interest rate with respect to such extended-maturity term loans and allow for one or more issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par. The proposed amendment of the Credit Facility is subject to lender consent and other conditions, and may not occur as described or at all.

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

Valuation of Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include goodwill, identifiable intangible assets and property, plant and equipment (“PP&E”), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2008, we concluded that indicators of impairment existed related to our goodwill and certain of our identifiable intangible assets in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses.

Identifiable Intangible Assets

In connection with the aforementioned 2008 impairment indicators, we determined that the net book value related our intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. Accordingly, and as further described below, we performed an analysis utilizing discounted future cash flows related to these intangible assets to determine the fair value of each of the respective assets as of December 31, 2008. As a result of this analysis, we recorded impairment charges of $724 million, $98 million and $809 million related to our customer relationship, trademark / tradename and developed technology / purchased license intangible assets, respectively, in 2008.

Additionally, in 2007, we had initiated discussions regarding our then existing supply agreement with Motorola. We concluded in connection with those discussions that indicators of impairment existed related to the customer relationships, trademark / tradename and developed technology / purchased license intangible assets associated with our cellular handset business. Upon concluding the net book value related to these assets exceeded the future undiscounted cash flows attributable to such intangible assets at the time, we performed an analysis utilizing discounted future cash flows related to the specific intangible assets to determine the fair value of each of the respective assets. As a result of this analysis, we recorded impairment charges of $186 million, $8 million and $255 million related to our customer relationship, trademark / tradename and developed technology / purchased license intangible assets, respectively, in 2007.

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

We use the royalty savings method to value the trademark / tradename intangible asset. Our revenue projection over the expected remaining useful life of the trademarks / tradenames is a key assumption. We apply a royalty rate to the projected revenues. The royalty rate is based on product profitability, industry and markets served, trademark / tradename protection factors, and perceived licensing value. The resulting royalty savings are reduced by income taxes resulting from the annual royalty savings at a market participant corporate income tax rate to arrive at the after-tax royalty savings associated with owning the trademarks / tradnames. We also incorporate an estimate of the calculated future tax savings from the amortization of the trademarks / tradnames as an acquired intangible asset. Finally the present value of the estimated annual after-tax royalty savings for each year in the projection period and the present value of tax savings due to amortization are combined to estimate the fair value of the trademarks / tradnames.

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

Our projected revenues for 2009 at the time of the fair value estimate were anticipated to approximate two-thirds of our 2008 revenues. Also, in connection with the higher return of investment required by both debt and equity market participants on and around December 31, 2008, the WACC utilized was approximately 600 basis points higher than historical levels. Continued pressure on our forecasted product shipments in the future due to the current global macroeconomic environment, loss of one or more significant customers, loss of market share or lack of growth in the industries into which the Company’s products are sold or an inability to ensure our cost structure is aligned to associated decreases in revenues could result in further impairment charges. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. As of December 31, 2009, however, we determined that no further indicators of impairment existed with regard to our intangible assets.

PP&E

Our impairment evaluation of PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. During 2009, 2008 and 2007, we recorded various non-cash asset impairment charges of $25 million, $88 million and $24 million, respectively, in reorganization of businesses, contract settlement, and other.

Goodwill

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our enterprise. The enterprise fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. During the third quarter of 2008, we concluded that indicators of impairment existed related to our goodwill due to the aforementioned factors. We concluded that our enterprise net book value exceeded its fair value, and we therefore performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill as of December 31, 2008. As a result of that analysis, we recorded impairment charges of $5,350 million, effectively reducing our goodwill balance to zero as of the end of 2008.

The net book values of these tangible and intangible long-lived assets at December 31, 2009, 2008 and 2007 were as follows:

(in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Property, plant and equipment	$1,315	$1,931	$2,517
Goodwill	—	—	5,350
Intangible assets	780	1,264	3,918

Total net book value	$2,095	$3,195	$11,785

Restructuring Activities

We periodically implement plans to reduce our workforce, close facilities, discontinue product lines, refocus our business strategies and consolidate manufacturing, research and design center and administrative operations. We initiate these plans in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

During the fourth quarter of 2008, in connection with our renewed strategic focus on key market leadership positions and given general market conditions, we initiated the Reorganization of Business Program in order to streamline our cost structure and re-direct some research and development investments into growth markets. These actions include (i) the winding-down of our cellular handset product offerings, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. We incurred $318 million and $232 million in severance and exit costs associated with the Reorganization of Business Program in 2009 and 2008, respectively. These actions have reduced and will reduce our workforce in our supply chain, research and development, sales, marketing and general and administrative functions.

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

Valuation allowances of $288 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2009, as we have incurred cumulative losses in the U.S. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. At December 31, 2009 valuation allowances of $101 million have also been recorded on certain deferred tax assets in foreign jurisdictions.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. As of December 31, 2009, we had reserves of $219 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.

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

As of December 31, 2009 and 2008, we recorded $155 million and $136 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

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

Revenues from licensing our intellectual property have approximated 2%, 1% and 2% of net sales in 2009, 2008 and 2007, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under ASC Topic 605, “Revenue Recognition” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Purchase Accounting and Intangible Assets

As discussed above, the Merger was completed on December 1, 2006 and was financed by a combination of borrowings under the Credit Facility, the issuance of the Existing Notes, cash on hand and the equity investment of the Sponsors and management. The purchase price including direct acquisition costs was approximately $17.7 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, tradenames / trademarks, developed technology / purchased licenses and IPR&D. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC Topic 805”). Under ASC Topic 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of ASC Topic 805 has changed our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. As referenced in Note 7 to the accompanying audited consolidated financial statements, a portion of the income tax benefit recorded for discrete events occurring in the first quarter of 2009 included the release of income tax reserves related to foreign audit settlements, which was accounted for in accordance with ASC Topic 805.

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

Our strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of our non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. We use forward contracts and options to hedge these currency exposures. In addition, we hedge some firmly committed transactions and may hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of our exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Major changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed. (See Note 1 to the accompanying audited consolidated financial statements for further discussion.)

At December 31, 2009, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $192 million. The fair value of these forward contracts was a net unrealized loss of $2 million at December 31, 2009. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant foreign exchange hedge positions as of December 31, 2009:

Buy (Sell)	December 31, 2009
Malaysian Ringget	$64
Euro	$48
Japanese Yen	$(20)
Israeli Shekel	$16
Singapore Dollar	$12
Canadian Dollar	$7

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $52 million as of December 31, 2009, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2009 we had interest bearing cash and cash equivalents of $1,363 million. A 10% change in market rates would have less than a $1 million impact on interest income.

At December 31, 2009, we had total debt of $7,894 million, including $4,210 million of variable interest rate debt based on either 1-month or 3-month LIBOR. As of December 31, 2009, we have effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012 through the use of interest rate swaps. In addition to our interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. As of December 31, 2009, we have effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75% through December 1, 2012. The fair value of the interest rate swap and interest rate cap agreements, excluding accrued interest, at December 31, 2009 was a $4 million obligation. Our remaining variable interest rate debt is subject to market rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 10% change in interest rates would result in a change in interest and other, net expense of $1 million per year.

The fair value of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, approximated $7,036 million at December 31, 2009, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $38 million impact on the fair value of our long-term debt and a $2 million impact on the fair value of our interest rate swap and interest rate cap agreements.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2009.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2009, our exposure to counterparty risk is immaterial.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freescale Semiconductor Holdings I, Ltd.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor Holdings I, Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Austin, Texas

February 4, 2010

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Operations

(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net sales	$3,508	$5,226	$5,722
Cost of sales	2,563	3,154	3,821

Gross margin	945	2,072	1,901
Selling, general and administrative	499	673	653
Research and development	833	1,140	1,139
Amortization expense for acquired intangible assets	486	1,042	1,310
Reorganization of businesses, contract settlement, and other	345	53	64
Impairment of goodwill and intangible assets	—	6,981	449
Merger expenses	—	11	5

Operating loss	(1,218)	(7,828)	(1,719)
Gain on extinguishment of long-term debt, net	2,296	79	—
Other expense, net	(576)	(733)	(780)

Earnings (loss) before income taxes	502	(8,482)	(2,499)
Income tax benefit	(246)	(543)	(886)

Net earnings (loss)	$748	$(7,939)	$(1,613)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,363	$900
Short-term investments	—	494
Accounts receivable, net	379	394
Inventory	606	755
Other current assets	335	452

Total current assets	2,683	2,995
Property, plant and equipment, net	1,315	1,931
Intangible assets, net	780	1,264
Other assets, net	315	461

Total assets	$5,093	$6,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$114	$163
Accounts payable	300	246
Accrued liabilities and other	481	595

Total current liabilities	895	1,004
Long-term debt	7,430	9,610
Deferred tax liabilities	131	376
Other liabilities	531	353

Total liabilities	8,987	11,343
Stockholders’ deficit:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at December 31, 2009 and 2008	5	5
Treasury stock at cost	(1)	(1)
Additional paid-in capital	7,255	7,211
Accumulated other comprehensive earnings	43	37
Accumulated deficit	(11,196)	(11,944)

Total stockholders’ deficit	(3,894)	(4,692)

Total liabilities and stockholders’ deficit	$5,093	$6,651

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Stockholders’ Deficit

	Common Stock
(in millions)	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings	Accumulated Deficit	Comprehensive Earnings (Loss)

Balances at January 1, 2007	1,012	$5	$—	$7,093	$6	$(2,387)	$(2,381)

Net loss	—	—	—	—	—	(1,613)	(1,613)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	21	—	21
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	(18)	—	(18)
Adjustment for initially applying ASC Topic 715 (net of tax effect)	—	—	—	—	38	—	38
Amortization of deferred compensation	—	—	—	45	—	—	—

Balances at December 31, 2007	1,012	$5	$—	$7,138	$47	$(4,000)	$(1,572)

Net loss	—	—	—	—	—	(7,939)	(7,939)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	9	—	9
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	(1)	—	(1)
ASC Topic 715 adjustment (net of tax effect)	—	—	—	—	(18)		(18)
Amortization of deferred compensation	—	—	—	73	—	—	—
Dividends	—	—	—	—	—	(5)	—
Stock option exercises	—	—	(1)	—	—	—	—

Balances at December 31, 2008	1,012	$5	$(1)	$7,211	$37	$(11,944)	$(7,949)

Net earnings	—	—	—	—	—	748	748
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	(2)	—	(2)
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	14	—	14
ASC Topic 715 adjustment (net of tax effect)	—	—	—	—	(6)		(6)
Amortization of deferred compensation and other	—	—	—	44	—	—	—

Balances at December 31, 2009	1,012	$5	$(1)	$7,255	$43	$(11,196)	$754

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net earnings (loss)	$748	$(7,939)	$(1,613)
Depreciation and amortization	1,219	1,855	2,150
Impairment charges and reorganization of businesses, contract settlement, and other	355	7,034	513
Stock-based compensation	38	56	45
Deferred incomes taxes	(255)	(573)	(929)
Gain on extinguishment of debt	(2,296)	(83)	—
In-process research and development and other non-cash items	128	93	42
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	37	193	76
Inventory	126	(83)	390
Accounts payable and accrued liabilities	(196)	(263)	(351)
Other operating assets and liabilities	172	115	103

Net cash provided by operating activities	76	405	426

Cash flows from investing activities:
Capital expenditures, net	(85)	(239)	(327)
Acquisitions and strategic investments, net of cash acquired	—	(121)	—
Proceeds from sale of businesses and investments	8	26	32
Sales and purchases of short-term investments, net	488	51	(12)
Proceeds from sale of property, plant and equipment and assets held for sale	16	288	19
Payments for purchase licenses and other assets	(53)	(64)	(78)

Net cash provided by (used for) investing activities	374	(59)	(366)

Cash flows from financing activities (1):
Retirement of long-term debt, capital lease obligations and notes payable	(176)	(150)	(45)
Proceeds from revolving loans	184	497	—
Other	1	(5)	(2)

Net cash provided by (used for) financing activities	9	342	(47)

Effect of exchange rate changes on cash and cash equivalents	4	6	16

Net increase in cash and cash equivalents	463	694	29
Cash and cash equivalents, beginning of period	900	206	177

Cash and cash equivalents, end of period	$1,363	$900	$206

(1)	In the first quarter of 2009, a $2,264 million non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: Freescale Semiconductor, Inc. (“FSL, Inc.”) was incorporated in Delaware in 2003. In the second quarter of 2004, Motorola, Inc. (“Motorola”) transferred substantially all of its semiconductor businesses’ assets and liabilities to FSL, Inc. (the “Contribution”) in anticipation of an initial public offering (“IPO”) of FSL, Inc. Class A common stock; the IPO was completed on July 21, 2004. Prior to the IPO, FSL, Inc. was a wholly owned subsidiary of Motorola. All of the FSL, Inc. Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished through the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, FSL, Inc. became an indirect subsidiary of Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which in turn is a direct subsidiary of Freescale Holdings, L.P. (“Holdings”), a Cayman Islands limited partnership (“Parent”). Parent is an entity controlled by the Sponsors.

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

In connection with the Merger, FSL, Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger has been allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer lists, developed technology / purchased licenses, and in-process research and development (“IPR&D”) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. Furthermore, in 2009, in connection with a modification of our outstanding debt, we reduced the carrying value of our overall long-term indebtedness by $1,929 million. These events served to reduce the post-Merger increase in our interest expense and non-cash amortization charges, although they are still above historical levels.

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through February 4, 2010, the date the consolidated financial statements were issued.

Risks and Uncertainties: In the second half of 2008 and continuing in 2009, the semiconductor industry experienced a downturn driven by overall weakness in global macroeconomic demand for semiconductor products. We experienced lower revenues and profitability, as well as lower factory utilization because of the downturn in general and our position as an electronic content provider to the automotive industry, which experienced significant declines in demand in 2009 compared to peak levels. Although we have experienced sequential increases in revenues during 2009, there continues to be pressure on revenues associated with the macroeconomic weakness as compared to peak levels, particularly in the automotive industry. We expect continued uncertainty with respect to the automotive industry as well as with other of our end markets. This uncertainty may continue to affect our revenues and profitability in 2010.

Continued weakness in the global automotive market is substantiated by a 39% decline in light vehicle production by the Big 3 U.S. automakers in 2009 versus 2008. The bankruptcies of both General Motors (“GM”) and Chrysler further impacted automotive factory production. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor automotive revenues in 2009 declined by 31%, as compared to the prior year. While we expect these conditions in the automotive industry to persist into future quarters and to adversely affect our revenues and profitability compared to peak levels, we are not able to precisely forecast the level and duration of such weakened demand.

In response to these economic pressures, we executed a series of strategic investment and cost reduction actions in late 2008 and 2009 in order to sharpen our strategic focus on growth markets and key market leadership positions where we anticipate above market growth opportunities over the long term. Specifically, during 2009, we executed actions to align our cost structure with our prior decision to wind-down the cellular handset business. We also announced that we are executing a plan to exit our remaining 150mm manufacturing capability in Sendai, Japan and Toulouse, France as well as finalized the closure of our 150mm manufacturing capability in East Kilbride, Scotland because of a general migration away from 150mm technologies and products to more cost-effective advanced technologies and products.

Our business is highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. Going forward, we intend to focus our resources on our core automotive and networking products, as well as targeted opportunities in various industrial and consumer electronics markets. Our revenue and profitability recovery in future periods will be dependent upon the extent to which a general global economic recovery occurs, both in size and duration, and our ability to adequately meet product development launch cycles in our targeted markets, among other conditions.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary, are recognized upon delivery. Accruals are established, with the related reduction to revenue at the time the related revenues are recognized, for allowances for discounts and product returns based on actual historical experience. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee is fixed. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 2%, 1% and 2% for the years ended December 31, 2009, 2008 and 2007.

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

Stock Compensation Costs: We have several stock-based employee compensation plans, which are more fully described in Note 6. We account for awards granted under those plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). We estimated fair values for non-qualified stock options using the Black-Scholes option-pricing model with the weighted-average assumptions listed in Note 6.

Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within other expense, net in the accompanying audited Consolidated Statements of Operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Cash and Cash Equivalents: We consider all highly liquid investments, not considered short-term investments, purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the declining-balance or the straight-line methods, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 3-17 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by Holdings I as part of the Merger were established in connection with the allocation of fair values at December 2, 2006.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets: A goodwill balance represents the excess of the cost over the fair value of the assets of an acquired business and is reviewed annually for impairment. In 2008, we recorded a $5,350 million non-cash impairment charge against our goodwill, reducing the balance to zero. Our intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 10 years. The useful lives of the intangible assets acquired by Holdings I as part of the Merger were established in connection with the allocation of fair values at December 2, 2006. We have no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets: Long-lived assets held and used by us and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued.

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

Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2009 and 2008. See Notes 3, 4, 5 and 6 for further details concerning fair value measurement, the fair value of our long-term debt, foreign currency derivative contracts and pension plan assets, respectively.

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

Business Segments: Management believes the current organizational structure of our sales and marketing, new product introduction, and supply chain operations enable us to execute to our strategic growth initiatives. We have three major focused product design groups to facilitate faster decision making and focus on delivering new products. As a result of the current organizational structure, we operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). We have one operating segment, as defined by ASC Topic 280, and therefore, the aggregation criteria to determine the reportable segment are not applicable.

Recent Accounting Pronouncements: In June 2009, the FASB issued guidance now codified as Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC Topic 805”). Under ASC Topic 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of ASC Topic 805 has changed our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. As referenced in Note 7, a portion of the income tax benefit recorded for discrete events occurring in the first quarter of 2009 included the release of income tax reserves related to foreign audit settlements, which was accounted for in accordance with ASC Topic 805.

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and / or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

(2) Other Financial Data

Statements of Operations Supplemental Information

Merger Costs

In 2008, we incurred merger costs of $11 million, which consist primarily of retention costs associated with the SigmaTel, Inc. acquisition and accounting, legal and other professional fees. We incurred Merger costs of $5 million in 2007 primarily for accounting, legal and other professional fees.

Gain on Extinguishment of Long-Term Debt

We recorded a $2,264 million pre-tax gain for debt extinguishment, net in the accompanying audited Consolidated Statement of Operations in the first quarter of 2009 in connection with the Debt Exchange. (See Note 4 for further discussion of this transaction.) Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. In addition, during 2009, we have repurchased $60 million of our Fixed Rate Notes and $39 million of our PIK-Election Notes, resulting in $32 million in pre-tax gains, net.

During 2008, we recorded a $79 million pre-tax gain, net in connection with the repurchase of $89 million of our Senior Subordinated Notes, $63 million of our Fixed Rate Notes and $25 million of our Floating Rate Notes. (Refer to Note 4 for definitions of capitalized terms and discussion.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying audited Consolidated Statements of Operations:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest expense	$(571)	$(738)	$(834)
Interest income	15	36	50

Interest expense, net	(556)	(702)	(784)

Other, net	(20)	(31)	4

Other expense, net	$(576)	$(733)	$(780)

Cash paid for interest was $445 million in 2009, $717 million in 2008 and $831 million in 2007.

Other, Net

During 2009, we recorded a $10 million pre-tax loss in other, net related to other than temporary impairment charges for certain of our investments accounted for under the cost method, as well as a $5 million pre-tax loss on one of our investments accounted for under the equity method. Additionally, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of $8 million related to the ineffective portion of our interest rate swaps that are no longer classified as a cash flow hedge, $4 million due to the change in the fair value of our interest rate swaps and interest rate caps, as well as $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities (“ARS”) and other derivatives (see further discussion of our ARS in the “Intangible Assets, Net” section of this Note, as well as in Note 3), and (ii) $4 million recorded in the second quarter of 2009 in connection with a settlement of a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million (see further discussion of the LBSF swap arrangement in Note 4).

During 2008, in accordance with ASC Topic 815, we recognized a $38 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. We also recognized $5 million in pre-tax losses primarily attributable to one of our investments accounted for under the equity method, as well as foreign currency fluctuations. During the first quarter of 2008, we also recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our investments accounted for under the cost method.

Balance Sheet Supplemental Information

Short-Term Investments

Because continued macroeconomic weakness and financial market illiquidity may cause adverse pricing adjustments in its short-term investment portfolio, FSL, Inc. moved all of its short-term investments from a money market fund, which was a wholly owned subsidiary, to cash equivalent money market accounts in 2009. The money market fund ceased operations in the third quarter of 2009 and was dissolved in the fourth quarter of 2009.

Inventory

Inventory consisted of the following:

	December 31, 2009	December 31, 2008
Work in process and raw materials	$444	$531
Finished goods	162	224

	$606	$755

We recognized $7 million and $416 million in cost of sales related to purchase accounting adjustments to inventory in the years ended December 31, 2008 and December 31, 2007, respectively.

As of December 31, 2009 and 2008, we recorded $155 million and $136 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2009	December 31, 2008
Deferred taxes	$135	$129
Assets held for sale	46	30
Miscellaneous receivables	38	197
Prepaid expenses	32	30
Auction rate securities	30	—
Income tax receivable	21	35
Derivative contracts	2	12
Other	31	19

	$335	$452

Assets held for sale were $46 million and $30 million at December 31, 2009 and 2008, respectively. The assets held for sale at December 31, 2009 consisted primarily of facilities located in East Kilbride, Scotland, Dunfermline, Scotland and Sendai, Japan, as well as certain wafer packaging assets. The assets held for sale at December 31, 2008 consisted primarily of facilities located in Dunfermline, Scotland, and Tempe, Arizona, as well as a corporate jet.

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2009	December 31, 2008
Land	$107	$113
Buildings and improvements	888	991
Machinery and equipment	2,116	2,150
Assets not yet placed in service	25	44

Total	3,136	3,298
Less accumulated depreciation and amortization	(1,821)	(1,367)

	$1,315	$1,931

Depreciation and amortization expense was $648 million and $709 million for the years ended December 31, 2009 and 2008, respectively, including capital lease amortization expense of $20 million in 2009 and 2008. Included in property, plant and equipment are capital lease assets of $22 million and $38 million as of December 31, 2009 and 2008, respectively. These asset amounts are net of accumulated amortization of $56 million and $36 million as of December 31, 2009 and 2008, respectively.

During 2009, FSL, Inc. completed the exit from its wafer manufacturing facility in East Kilbride, Scotland and its design center in Sendai, Japan. Accordingly, the associated East Kilbride facility and Sendai design center assets are classified as held for sale as of December 31, 2009 and are included in other current assets on the accompanying audited Consolidated Balance Sheet.

During 2008, FSL, Inc. sold assets located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

Goodwill

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2008 to December 31, 2009:

Balance as of January 1, 2008	$5,350
Additions	21
Reductions	(5,371)

Balance as of December 31, 2008	$—

2008 Goodwill Adjustments

In connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and our developed technology / purchased licenses, customer relationship, and trademark / tradename intangible assets. The goodwill, developed technology / purchased licenses, customer relationships, and trademarks / tradenames were primarily established in purchase accounting at the completion of the Merger in December 2006.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of our reporting unit below its carrying value. The determination of fair value used in the impairment evaluation is based on a combination of the income approach, utilizing the discounted cash flow method, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. We determined that our carrying value exceeded our fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that the implied fair value of our goodwill was less than its carrying value by $5,350 million, which was recorded as a goodwill impairment charge in 2008.

In the fourth quarter of 2008, we made a strategic acquisition which resulted in an $18 million increase to goodwill.

Intangible Assets, Net

Amortized intangible assets were composed of the following:

	December 31, 2009		December 31, 2008
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$3,234	$2,542	$3,222	$2,060
Customer relationships	362	362	362	360
Trademarks / tradenames	153	65	153	53

	$3,749	$2,969	$3,737	$2,473

Amortization expense is estimated to be $478 million in 2010, $239 million in 2011, $14 million in 2012, $13 million in 2013, $12 million in 2014 and $24 million thereafter.

SigmaTel, Inc.

We acquired SigmaTel, Inc. (“SigmaTel”) on April 30, 2008 for cash consideration of $115 million, including $5 million of direct acquisition costs. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal ICs for the consumer electronics market. In accordance with the provisions of ASC Topic 805, the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of April 30, 2008. Included in the acquisition date tangible assets were $21 million in cash and cash equivalents and $32 million in ARS. The ARS are included in other current assets, net on the accompanying audited Consolidated Balance Sheet. Approximately $3 million of the acquisition date purchase price was allocated to in-process research and development. This amount was recognized as research and development expense upon the closing of the acquisition. During the second quarter of 2008, we also recorded a $7 million charge to cost of sales related to purchase accounting adjustments to inventory. There was no goodwill associated with the acquisition of SigmaTel. In the third quarter of 2008, FSL, Inc. sold $16 million of assets associated with SigmaTel’s business that designed and sold integrated circuits to the printer market. In addition, concurrent with the finalization of the purchase price allocation in the fourth quarter of 2008, we allocated $7 million of the purchase price to intangible assets.

Impairments

During 2008, as a result of the aforementioned impairment indicators discussed in “Goodwill” and in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Prior to a business reorganization of FSL, Inc. resulting in a change of the overall operating structure of our company in the fourth quarter of 2007, we operated and accounted for our results under three reportable segments, and as such our intangible assets were included within those reportable segments. Upon concluding the net book value related to customer relationships, tradenames / trademarks and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $724 million, $98 million and $809 million, respectively, related to those intangible assets in 2008.

Additionally, in 2007, we had initiated discussions regarding our then existing supply agreement with Motorola. We concluded in connection with those discussions that indicators of impairment existed related to the customer relationships, trademark / tradename and developed technology / purchased license intangible assets associated with our cellular handset business. Upon concluding the net book value related to these assets exceeded the future undiscounted cash flows attributable to such intangible assets at the time, we performed an analysis utilizing discounted future cash flows related to the specific intangible assets to determine the fair value of each of the respective assets. As a result of this analysis, we recorded impairment charges of $186 million, $8 million and $255 million related to our customer relationship, trademark / tradename and developed technology / purchased license intangible assets, respectively, in 2007.

Other Assets, Net

Other assets, net consisted of the following:

	December 31, 2009	December 31, 2008
Deferred financing costs, net	$127	$199
Deferred income taxes	63	60
Other long-term receivables	40	56
Asia land leases	19	20
Fair value of interest rate cap contracts	6	—
Strategic investments	6	21
Income tax receivable	1	10
Auction rate securities	—	33
Other	53	62

	$315	$461

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Compensation	$158	$152
Severance	76	126
Taxes other than income taxes	36	25
Accrued technology cost	34	49
Deferred revenue	32	28
Stock-based compensation	4	22
Interest payable	25	29
Environmental liability	5	6
Interest rate swap liability	—	28
Income tax payable	4	7
Other	107	123

	$481	$595

Other Liabilities

Other liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Severance	$162	$—
Retiree healthcare obligation	152	136
Income taxes payable	73	80
Pension obligations	56	54
Environmental liability	40	39
Interest rate swap liability	11	10
Capital leases	8	15
Other	29	19

	$531	$353

Additional Paid-In Capital

In connection with the closing of the Merger, we issued approximately 1,012 million shares of our common stock, par value $0.005, to our Parent in exchange for a contribution of approximately $7.1 billion. We issued to our Parent a warrant for the purchase of approximately 49.2 million shares of common stock with a strike price equal to the fair value on the date of grant. The fair value of the warrant, approximately $171 million, is included in additional paid-in capital on our accompanying audited Consolidated Balance Sheets.

Accumulated Other Comprehensive Earnings

The following table provides the components of accumulated other comprehensive earnings:

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2007	$5	$—	$1	$6
Current period net change	(18)	38	21	41

Balance at December 31, 2007	(13)	38	22	47
Current period net change	(1)	(18)	9	(10)

Balance at December 31, 2008	$(14)	$20	$31	$37

Current period net change	14	(6)	(2)	6

Balance at December 31, 2009	$—	$14	$29	$43

During 2009, in accordance with ASC Topic 715, “Compensation-Retirement Benefits,” we recorded gains of $17 million to other comprehensive earnings related to curtailments, settlements and the actuarial impact associated with our Japanese and French pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility by 2011, along with other severance actions in Japan. We have also initiated a formal consultation with employees at our Toulouse fabrication facility. The plan to close the facility in 2011 is being evaluated through consultation with our works council in Toulouse. (See further discussion in Note 10.)

The adjustment for initially applying ASC Topic 715 was recorded to accumulated other comprehensive earnings for $38 million, net of deferred tax of $20 million, as of December 31, 2007. See Note 6 for further discussion.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value.

As of December 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,013	$1,013	$—	$—
Time deposits (1)	267	267	—	—
Asset-backed security (2)	5	—	—	5
Auction rate securities (3)	30	—	—	30
Foreign currency derivative contracts (4)	2	—	2	—
Interest rate cap arrangements (5)	6	—	6
Other derivative (3)	3	—	—	3

Total Assets	$1,326	$1,280	$8	$38

Interest rate swap agreements (6)	$11	$—	$11	$—
Foreign currency derivative contracts (4)	4	—	4	—

Total Liabilities	$15	$—	$15	$—

The following footnotes indicate where the noted items are recorded in our accompanying audited Consolidated Balance Sheet at December 31, 2009:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	The asset-backed security is reported as other current assets.
(3)	ARS and other derivatives are reported as other current assets.
(4)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(5)	Interest rate cap arrangements are reported as other assets.
(6)	Interest rate swap agreements are reported as other liabilities.

Valuation Methodologies

The asset-backed security classified above as Level 3 is professionally managed and classified as other current assets. The pricing methodology applied includes a number of standard inputs to the valuation model including benchmark yields and other reference data. Due to the recent uncertainties in the credit markets, our asset-backed security with a fair value of $5 million as of December 31, 2009 is classified as Level 3.

Our investments in student loan ARS were acquired as a result of the SigmaTel acquisition which occurred in the second quarter of 2008. Due to uncertainties in the credit markets, the auctions for these securities have failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing is not available. Therefore, these securities are classified as Level 3 assets and we have used a discounted cash flow (“DCF”) model to determine the estimated fair value as of December 31, 2009. The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the current environment. In making these assumptions, we considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and guarantees by other third parties. Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for ARS. During the fourth quarter of 2008, FSL, Inc. received and accepted an offer from UBS whereby we can exercise our rights under the agreement and sell a portion of our eligible ARS to UBS during the period of June 30, 2010 through July 2, 2012 for par value. In the third quarter of 2009, this offer to sell was extended to include all of our ARS under the same terms and conditions of the original agreement. As a result, our ARS were classified as other current assets on the accompanying audited Consolidated Balance Sheet as of December 31, 2009. The $3 million value of the redemption rights was determined using a discounted cash flow model similar to that used to value the ARS.

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. The fair value of our interest rate caps was also estimated based on market observable interest rate yield curves, as well as market observable interest rate volatility indexes. For foreign currency derivatives, our approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2. On the termination of $400 million notional amount of our interest rate swaps as a result of the bankruptcy filing of Lehman Commercial Paper, Inc. (the “LCPI swap arrangement”), we recorded an $11 million liability as of December 31, 2008. The LCPI swap arrangement was also classified as Level 2. A $4 million gain was recorded in 2009 in connection with its termination (see further discussion of the LBSF swap arrangement in Note 4).

The following table summarizes the change in the fair value for Level 3 inputs for the year ended December 31, 2009:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Year Ended December 31, 2009	Asset-backed securities	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of January 1, 2009	$6	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	—	6	(3)	4	7
Included in OCI	—	(1)	—	—	(1)
Purchases, sales, issuances, and settlements, net	(1)	(3)	1	7
Transfers in and/or out of Level 3	—	—	—	—

Balance as of December 31, 2009	$5	$30	$3	$—	$6

The amount of total gains or losses for the year ended December 31, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of December 31, 2009*	$—	$6	$(3)	$—	$3

*	The realized and unrealized gains (losses) reflected in the table above for the year ended December 31, 2009 are recorded in other, net in the accompanying audited Consolidated Statement of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which is $7,036 million at December 31, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2009.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. During 2009, we recorded $10 million in other-than-temporary impairments on such assets, which were determined to be classified within Level 3 of the valuation hierarchy and based on our percentage ownership of the estimated value of these assets. As of December 31, 2009, the fair value of these impaired assets was $2 million.

(4) Debt

Our long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Term loan	$3,372	$3,430
Incremental term loans	558	—
Revolving credit facility	644	460
Floating rate notes due 2014	194	475
9.125%/9.875% PIK-election notes due 2014	560	1,506
8.875% notes due 2014	1,382	2,287
Subordinated 10.125% notes due 2016	764	1,511
Foreign subsidiary loan	61	92

	7,535	9,761
Less: current maturities	(105)	(151)

Total long-term debt	$7,430	$9,610

Debt Exchange

On February 10, 2009, FSL, Inc. invited eligible holders of each of its (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“PIK-Election Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of FSL, Inc.’s advisors. (The Floating Rate Notes, the PIK-Election Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 10, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, FSL, Inc.’s invitation to participate in the Debt Exchange expired for all PIK-Election Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of PIK-Election Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, FSL, Inc. issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of PIK-Election Notes validly delivered and accepted, FSL, Inc. issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At December 31, 2009, the Incremental Term Loans are recorded on the accompanying audited Consolidated Balance Sheet at a $359 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method.

In the first quarter of 2009, we recorded a $2,264 million pre-tax gain in the accompanying audited Consolidated Statement of Operations in connection with the Debt Exchange. The transaction meets the definition of a substantial modification of debt under the guidelines of ASC Topic 470, “Debt” and, accordingly, was accounted for as an extinguishment of debt. The basis for this determination is the present value of the cash flows under the terms of the new debt instrument were greater than 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The gain on the Debt Exchange was calculated by comparing the fair value of the new debt instrument to the carrying amount of the extinguished debt, net of the associated unamortized debt issuance costs. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans, which are being amortized over the term of the Incremental Term Loans using the effective interest method.

Credit Facility

At December 31, 2009, FSL, Inc., Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $60 million of the Revolver; but, borrowing requests have not been honored by LCPI.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. In January 2009, FSL, Inc. drew down $184 million, net of LCPI non-funding, from the Revolver. FSL, Inc. made this financial decision to further enhance its liquidity and net cash position. At December 31, 2009, $3,372 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $15 million, excluding the LCPI commitment and $31 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at FSL, Inc.’s option, at a rate equal to an applicable margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at December 31, 2009 was 1.99% and 2.23%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. FSL, Inc. is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. FSL, Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. FSL, Inc. is also required to pay customary letter of credit fees.

The Incremental Term Loans will mature on December 15, 2014. The Incremental Term Loans bear interest at a rate per annum equal to 12.5% and a default rate of 14.5%, and interest on the Incremental Term Loans is payable quarterly in arrears. FSL, Inc. is required to repay a portion of the outstanding Incremental Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance (subject to reduction following prepayment of such Incremental Term Loans as set forth in the existing Credit Facility agreement), with the remaining balance due upon maturity. At December 31, 2009, $917 million was outstanding under the Incremental Term Loans.

The obligations under the Credit Facility are unconditionally guaranteed by each of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned Restricted Subsidiaries, as defined in the Credit Facility agreement. As of December 31, 2009, FSL, Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of FSL, Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of FSL, Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly-owned foreign subsidiaries, in each case that are directly owned by FSL, Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and FSL, Inc. In addition, in the event that FSL, Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfer assets to such foreign subsidiaries, FSL, Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all nonordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Term Loan in direct order of maturity. Based on our annual operating results for the year ended December 31, 2008, we made a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009.

Existing Notes

FSL, Inc. had an aggregate principal amount of $2,900 million in Existing Notes outstanding at December 31, 2009, consisting of (i) $194 million of Floating Rate Notes, (ii) $1,382 million of Fixed Rate Notes, (iii) $560 million of PIK-Election Notes and (iv) $764 million of Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.25% on December 31, 2009) plus 3.875% per annum, which is payable quarterly in arrears on every March 15, June 15, September 15 and December 15 commencing March 15, 2007. The Fixed Rate Notes bear interest at 8.875% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. Interest on the PIK-Election Notes is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. For any interest period through December 15, 2011, FSL, Inc. may elect to pay interest on the PIK-Election Notes (i) in cash, (ii) by electing to use the payment-in-kind (“PIK”) feature and increasing the principal amount of the PIK-Election Notes, or (iii) an evenly split combination of the foregoing. Interest payable in cash will accrue at a rate equal to 9.125% per annum, and interest payable by increasing the principal amount of the PIK-ElectionNotes will accrue at the cash interest rate plus 0.75% per annum. After December 15, 2011, FSL, Inc. must pay all interest payments on the PIK-Election Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes. The Floating Rate Notes, Fixed Rate Notes and PIK-Election Notes will mature concurrently on December 15, 2014. The Senior Subordinated Notes bear interest at a rate equal to 10.125% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. The Senior Subordinated Notes will mature on December 15, 2016.

Relative to our overall indebtedness, the Existing Notes (other than the Senior Subordinated Notes), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Notes are guaranteed, joint and severally, by the same guarantors as under the Credit Facility with a guarantee that ranks equal in the right of payment to all of the senior indebtedness of each guarantor. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended. The Senior Subordinated Notes are guaranteed, joint and severally, by the same guarantors as under the Credit Facility with a guarantee that ranks junior in right of payment to all of the senior indebtedness of each guarantor. Each of our wholly-owned subsidiaries that guarantees indebtedness under the Credit Facility also guarantees the Existing Notes.

FSL, Inc. may redeem, in whole or in part, the PIK-Election Notes and the Fixed Rate Notes at any time prior to December 15, 2010, in each case at a redemption price equal to 100% of the related notes’ principal balance, plus accrued and unpaid interest, if any, plus the Applicable Premium, as defined in the Indenture Agreement. FSL, Inc. may also redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008, and the PIK-Election Notes and Fixed Rate Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest. In addition, FSL, Inc. may redeem up to 35% of the outstanding PIK-Election Notes and the Fixed Rate Notes with the net proceeds of one or more equity offerings until December 15, 2009.

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

In 2009, FSL, Inc. repurchased $60 million of its Fixed Rate Notes and $39 million of its PIK-Election Notes at a $32 million discount, net of $2 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of this debt. FSL, Inc. used funds from its cash and cash equivalent portfolio for the purchase and early retirement of these notes. In 2008, FSL, Inc. repurchased $89 million of its Senior Subordinated Notes, $63 million of its Fixed Rate Notes and $25 million of its Floating Rate Notes at a $79 million discount, net of $4 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of these notes. FSL, Inc. used funds from the short-term investment portfolio for the purchase and early retirement of these notes. The redemption price on all repurchases included accrued and unpaid interest up to, but not including, the redemption date.

For the interest periods ending on June 15, 2009 and December 15, 2009, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of its outstanding PIK-Election Notes in lieu of making cash interest payments (“PIK Interest”). In connection with this election, FSL, Inc. delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the PIK-Election Notes, that, with respect to the interest that would be due on such notes for these periods, it would make such interest payments by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. As a result, FSL, Inc. issued a total of approximately $53 million of incremental PIK-Election Notes in 2009. FSL, Inc. also elected to use the PIK feature of its outstanding PIK-Election Notes for the interest period ending on June 15, 2010 and, accordingly, as of December 31, 2009, $2 million of accrued PIK Interest associated with the PIK-Election Notes was classified as long-term debt.

Hedging Transactions

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

In connection with the issuance of the Existing Notes and Credit Facility, we incurred $266 million in debt issuance costs on December 1, 2006. The unamortized component of these costs are recorded in other assets and are being amortized using the effective interest rate method.

Covenant Compliance

The Credit Facility and indentures governing our Existing Notes (“Indentures”) have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of December 31, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures. This change does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets, merge or consolidate with other companies, make certain investments and incur additional indebtedness.

Credit Ratings

As of December 31, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively. These compare to corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B+, B1 and B, respectively, as of December 31, 2008.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan in order to enhance its cash position and liquidity, increasing the total amount outstanding to $92 million at December 31, 2008. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we make quarterly payments of approximately $15 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. Accordingly, in the second half of 2009, we made payments of $31 million on our obligation under this loan. This revolving loan bears interest at 3.5% per annum. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. As of December 31, 2009, $61 million was outstanding under this loan.

Fair Value

At December 31, 2009 and 2008, the fair value of our long-term debt was approximately $7,036 million and $4,438 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments for 2010 is $105 million. Future obligated debt payments are $44 million in 2011, $688 million in 2012, $3,276 million in 2013, $3,017 million in 2014 and $764 million thereafter.

Subsequent Event

        FSL, Inc. is currently seeking to amend the Credit Facility to, among other things, extend the maturity of certain of its term loans held by accepting lenders to December 1, 2016 and increase the interest rate with respect to such extended-maturity term loans and allow for one or more issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par. The proposed amendment of the Credit Facility is subject to lender consent and other conditions, and may not occur as described or at all.

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

Our strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on management’s assessment of risk. Almost all of our non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. We use forward contracts and options to hedge these currency exposures. In addition, we hedge some firmly committed transactions and expect to hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of our exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing. We have provided $4 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of December 31, 2009. This amount is classified as restricted cash and is recorded as a component of other current assets on the accompanying audited Consolidated Balance Sheet.

At December 31, 2009 and 2008, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $192 million and $199 million, respectively, which are accounted for at fair value. The fair value of the forward contracts was a net unrealized loss of $2 million and a net unrealized gain of $9 million at December 31, 2009 and 2008, respectively. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant foreign exchange hedge positions as of December 31, 2009 and 2008:

Buy (Sell)	December 31, 2009	December 31, 2008
Malaysian Ringgit	$64	$48
Euro	$48	$100
Japanese Yen	$(20)	$7
Israeli Shekel	$16	$4
Singapore Dollar	$12	$10
Canadian Dollar	$7	$3

Cash Flow Hedges

At December 31, 2008, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $186 million and a fair value of a net unrealized loss of $7 million. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We had no foreign currency exchange contracts designated as cash flow hedges at December 31, 2009.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of December 31, 2008, we had effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009. This amount excluded a LBSF swap arrangement with a notional amount of $400 million which was settled during the second quarter of 2009 at a $4 million gain. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. During 2008, we entered into two additional interest rate swaps, each with a notional amount of $100 million. These swaps are effective from December 1, 2009 through December 1, 2012; thus, as of December 31, 2009, we have effectively fixed our interest rate on $200 million on our variable rate debt through December 1, 2012. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on three-month LIBOR (0.26% at December 31, 2009) from the counterparties. As our interest rate swaps do not qualify as cash flow hedges, the net receipts or payments from the interest rate swap agreements are recorded in other, net in the accompanying audited Consolidated Statement of Operations, in accordance with ASC Topic 815.

In December 2007, we elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan. This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualified as a cash flow hedge; therefore, in the first quarter of 2008, we recognized a $25 million pre-tax loss in other, net. In accordance with ASC Topic 815, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation; and, as these interest rate swaps did not meet the requirements of a cash flow hedge, all future related gains and losses due to the change in fair value were recognized in other, net in the accompanying audited Consolidated Statement of Operations. In the twelve months ended December 31, 2008, in accordance with ASC Topic 815, we recognized a $38 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. In December 2008, we elected to switch back to 3-month LIBOR on our Term Loan; however, we elected not to re-designate the related interest rate swap agreements as cash flow hedges under ASC Topic 815. The change in fair value of these interest rate swaps during 2009 resulted in the recognition of a pre-tax loss of $4 million in other, net.

The remaining effective portion of the interest rate swaps at December 31, 2008 was approximately $6 million, net of tax, and was included in accumulated other comprehensive loss. This unrealized loss was exclusive of the aforementioned pre-tax loss on the ineffective portion of the interest rate swaps. This amount was fully recognized as other, net or interest expense through December 2009 in the accompanying audited Consolidated Statement of Operations.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. During the third quarter of 2009, we entered into two interest rate cap contracts with two counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, we have effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75%. The caps became effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, since December 1, 2009, we continue to pay interest at a LIBOR-based rate on $400 million of our variable interest rate debt, so long as the LIBOR-based rate does not exceed 2.75%. If the LIBOR-based rate exceeds the cap rate in any given interest period, we will subsequently receive a payment from the counterparty to ensure the LIBOR-based rate we pay is no more than 2.75%, net on the related variable interest rate debt. The net payments from the interest rate cap agreements are recorded in other, net. As these interest rate caps do not meet the requirements of a cash flow hedge, all related gains and losses due to the change in fair value will be recognized in other, net in the accompanying audited Consolidated Statement of Operations. During the second half of 2009, in accordance with ASC Topic 815, we recognized a pre-tax loss of less than $1 million associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2009, our exposure to counterparty risk is immaterial.

(6) Employee Benefit and Incentive Plans

Stock and Equity-based Compensation

Our total stock and equity-based compensation expense is presented below:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cost of sales	$2	$3	$4
Selling, general and administrative	30	48	39
Research and development	2	4	5
Reorganization of businesses, contract settlement, and other	—	18	—

Total	$34	$73	$48

Stock and Equity-based Compensation Plans

Stock Option Exchange

On April 6, 2009, Holdings I granted stock options to purchase shares of Holdings I common stock under the Freescale Holdings 2006 Management Incentive Plan and the 2007 Non-Executive Incentive Plan by entering into new non-qualified stock option agreements with certain officers and employees. The Compensation and Leadership Committee of the Holdings I Board of Directors approved the form of the non-qualified stock option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Holdings (“Class B Interests”) and stock options to purchase Holdings I common stock, in each case, for new stock options to purchase Holdings I common stock (“Option Exchange”). Under the terms of each of the agreements, the new stock options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of April 6 th and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new stock options granted under both agreements is equal to the fair value per share of Holdings I common stock on the date of grant.

Previously granted stock options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for stock options and on a one-for-one hundred forty four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest discussed later in this Note). Stock options to purchase an aggregate of approximately 16 million shares of Holdings I common stock and 67 thousand Class B Interests (including the 1.2472% Class B-2008 Series Interest) were exchanged for new stock options to purchase an aggregate of approximately 38 million shares of Holdings I common stock . Options granted pursuant to the Option Exchange have an exercise price of $1.24 per share. In accordance ASC Topic 718, the increase in the fair value of the Holdings I stock options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which will be recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified and Rollover Options

In connection with the Merger, we adopted a new stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of our common stock. On February 4, 2009, the 2006 Management Incentive Plan was amended to allow up to approximately 60.5 million shares of Holdings I common stock to be issued under this plan. On October 28, 2009, the 2006 Management Incentive Plan was further amended to allow up to approximately 69.5 million shares of Holdings I common stock to be issued under the plan. As of December 31, 2009, the Company has issued approximately 48 million non-qualified stock options in Holdings I (“2006 Options”), with exercise prices ranging from $1.24 to $7.00 per share, to certain members of management pursuant to the 2006 Management Incentive Plan. (These stock options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2009, we had approximately $61 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted average grant date fair value per share	$0.79	$3.34	$3.36
Weighted average assumptions used:
Expected volatility	72.1%	58.2%	56.1%
Expected lives (in years)	6.25	6.14	5.88
Risk free interest rate	2.3%	3.3%	4.6%
Expected dividend yield	—%	—%	—%

In accordance with ASC Topic 718, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history as a public company and the fact its current equity is not publicly traded. The peer companies operate in the semiconductor industry and are of similar size. When establishing its expected life assumptions, we use the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	19,195	$6.52	8	$6
Granted (*)	46,836	$1.24
Terminated, cancelled or expired (*)	(17,979)	$6.34
Exercised	—	$—

Balance at December 31, 2009	48,052	$1.44	10	$—

* The number of options granted and terminated, canceled or expired includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

Under the 2006 Management Incentive Plan, we also issued fully-vested options (“Rollover Options”), to purchase approximately 4.2 million shares of our common stock, in exchange for approximately 740 thousand fully-vested FSL, Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options was determined based on a formula that maintained the intrinsic value of the FSL, Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of FSL, Inc.’s common stock at the closing of the Merger, the average price for the Rollover Options was $4.31 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common stock in the form of stock-based awards to key employees. On October 28, 2009 the 2007 Non-Executive Incentive Plan was amended to allow up to approximately 10.9 million shares of Holdings I common stock to be issued under the plan. As of December 31, 2009, approximately 9.3 million non-qualified stock options (“2007 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued to key employees. (These stock options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options grant date. As of December 31, 2009, we had approximately $10 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted average grant date fair value per share	$0.79	$3.27	$3.57
Weighted average assumptions used:
Expected volatility	74.7%	58.3%	57.3%
Expected lives (in years)	6.25	6.16	6.04
Risk free interest rate	2.5%	3.0%	4.6%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	4,110	$6.96	8	$—
Granted (*)	9,798	$1.24
Terminated, cancelled or expired (*)	(4,568)	$6.36
Exercised	—

Balance at December 31, 2009	9,340	$1.25	10	$—

* The number of options granted and terminated, canceled or expired includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

Class B Interests

In connection with the Merger, our Parent adopted a new equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Holdings were issued to 13 individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale Holdings L.P. (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006.

During 2007, approximately 6 thousand Class B Interests became vested upon the separation of an executive in 2007, and concurrently, approximately 24 thousand Class B Interests were forfeited. During 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization of businesses, contract settlement, and other charge in our accompanying audited Consolidated Statement of Operations. In addition, approximately 37 thousand Class B Interests became vested upon the separation of 6 other executives in 2008, and concurrently, approximately 68 thousand Class B Interests were forfeited. In addition, approximately 6 thousand Class B Interests became vested upon the separation of 2 executives in 2009, and concurrently, approximately 3 thousand Class B Interests were forfeited. As of December 31, 2009, 130 thousand Class B Interests, held by former executives of FSL, Inc., remain outstanding. (These Class B Interests exclude those canceled in exchange for new stock options to purchase Holdings I common stock in connection with the Option Exchange.)

In 2008, our Parent granted our current Chief Executive Officer a 1.2472% Class B-2008 Series Interest, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of the Parent, dated as of February 11, 2008 (“Amended LP Agreement”), which provide the holder an interest in our Parent and entitle the holder to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The Class B-2008 Series LP Interest was granted to our Chief Executive Officer on April 7, 2008. However, the grant date for financial reporting was March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date. The Class B-2008 Series Interest was canceled in the first quarter of 2009 in exchange for one hundred forty-four stock options to purchase shares of Holdings I common stock in connection with the Option Exchange.

A summary of changes in the Class B Interests outstanding during the year ended December 31, 2009 is presented below:

Class B Interests (in thousands)
Balance at January 1, 2009	199
Terminated, cancelled or forfeited (*)	(69)

Balance at December 31, 2009	130

*  The number of Class B Interests terminated, canceled or forfeited includes Class B Interests, as well as the 1.2472% Class B-2008 Series Interest, which were canceled in connection with the Option Exchange, as defined and discussed above later in this Note.

The fair value of the Class B Interests and the former Class B-2008 Series Interest was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year Ended December 31, 2008 (Class B-2008 Series Interest)
Weighted average grant date fair value	$39.00
Weighted average assumptions used:
Expected volatility	57.0%
Expected lives (in years)	5.00
Risk free interest rate	2.6%
Expected dividend yield	—%

RSUs and Deferred Stock Units

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

During 2009, we also granted performance-based Deferred Stock Units (“DSUs”) to certain executives of FSL, Inc. under the 2006 Management Incentive Plan. The number of DSUs that could be earned pursuant to such awards range from none to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. The performance-based DSUs, to the extent earned, vest 100% on the fourth anniversary of the grant date.

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2009 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2009	5,294
Granted	8,969
Vested	(1,279)
Issuances	(144)
Terminated, cancelled or expired	(542)

Non-vested RSU balance at December 31, 2009	12,298

On April 7, 2008, we granted 4.9 million RSUs to certain executives of the Company. Included in this grant were 2.1 million RSUs granted to our new Chief Executive Officer. However, in accordance with the provisions of ASC Topic 718, for financial reporting purposes, the date of our Chief Executive Officer’s grant is March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date.

Under the terms of the RSU and DSU award agreements, shares of common stock are not issued to the participant upon vesting of the RSU or DSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the fifth or seventh anniversary of the date of grant for RSUs and January 5, 2013 for DSUs. Vested RSUs and DSUs are considered outstanding until shares have been issued.

As of December 31, 2009, we had approximately $18 million in unamortized expense related to RSUs and DSUs, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years in additional paid-in capital.

Other

In connection with the Merger, certain FSL, Inc. fully-vested stock options and partially vested RSUs were exchanged for similar cash-settled liability awards. In accordance with ASC Topic 718, we reclassified these previously equity classified awards to accrued liabilities based on their December 1, 2006 market value. The cash-settled liability awards exchanged for FSL, Inc. RSUs will vest through the second anniversary of their original grant date. The aggregate value of these awards was approximately $4 million as of December 31, 2009.

Defined Contribution Plans

We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Under our defined contribution plans, matching contributions totaled $6 million in 2009, $38 million in 2008 and $37 million in 2007.

Incentive Plans

In conjunction with the IPO, we adopted an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. Management incentive awards will be paid out of an incentive pool equal to 5% of our consolidated operating earnings for each calendar year. In conjunction with this awards program, FSL, Inc. established the Freescale Bonus Plan. FSL, Inc. plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool subject to adjustment at our sole discretion. We recognized expense of $61 million in 2009, $3 million in 2008 and $72 million in 2007 related to this plan.

Pension and Postretirement Benefit Plans

Effective as of December 31, 2007, we adopted the provisions of ASC Topic 715 that require the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and that changes in the funded status be reflected in comprehensive income. ASC Topic 715 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007. The measurement date for all U.S. and non-U.S. plans was December 31st for 2009 and 2008.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of FSL, Inc.’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and FSL, Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 2,150 non-U.S. employees.

Net periodic benefit cost for pension plans was $12 million, $14 million and $11 million in 2009, 2008 and 2007, respectively. Our contributions to these plans aggregated $5 million, $12 million and $5 million in 2009, 2008 and 2007, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Discount rates	3.60%	3.80%
Expected return on plan assets	4.20%	5.20%
Rate of compensation increase	2.80%	3.00%

The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.

The accumulated benefit obligation for all defined benefit plans was $106 million and $98 million at December 31, 2009 and 2008, respectively. The net projected benefit obligation of these plans was $113 million and $116 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, plan assets of approximately $61 million and $65 million, respectively, were principally invested in equity, debt and guaranteed investment securities.

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

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Service cost	$1	$1	$1
Interest cost	8	9	11
Net amortization of losses	(2)	(1)	—

Post-retirement expense	$7	$9	$12

The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2009 and 2008. Our obligation consists of an accumulated benefit obligation (“ABO”) and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Benefit obligation:
Beginning of year	$148	$164	$201
Service cost	1	1	1
Interest cost	8	9	11
Actuarial loss (gain)	23	(14)	(39)
Benefits paid, net	(15)	(12)	(10)

	$165	$148	$164

Benefit payments, which reflect expected future service, are estimated to be $12 million in 2010, $13 million in 2011, $13 million in 2012, $14 million in 2013, $14 million in 2014, and $67 million for the next five years thereafter.

The weighted average assumptions for these retiree medical benefits as of December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Discount rate	5.50%	5.75%
Assumed health care trend rate for next year	9.12%	9.38%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2010 costs by less than $1 million and increase the benefit obligation at December 31, 2009 by $5 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2010 costs by less than $1 million and decrease the benefit obligation at December 31, 2009 by $4 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2009	December 31, 2008
Benefit obligation	$(165)	$(148)
Fair value of plan assets	—	—

Funded status	(165)	(148)
Fourth quarter contributions	—	—
Unrecognized prior service cost	—	—
Unrecognized net gain	(31)	(55)

(Accrued) benefit cost	$(196)	$(203)

Plan Assets Underlying Pension Plans

The pension plans for certain of our foreign subsidiaries have underlying assets, while pension plans of other foreign subsidiaries are unfunded. Our overall investment strategy with regard to these pension assets is to achieve a wide diversification of asset types, fund strategies and fund managers with resulting future cash flows associated with such investments sufficient to fund anticipated future pension payments. The target allocations for plan assets are 75% equity securities and 25% fixed income securities, although the actual plan asset allocations may be within a range of these targets. Equity securities primarily include investments in U.S. and international large-cap and mid-cap companies. Fixed income securities include international government securities, corporate bonds from diversified industries, municipal bonds, and U.S. Treasury securities. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.

The fair values of our pension plan assets at December 31, 2009 by asset category, utilizing the fair value hierarchy discussed in Note 3, are as follows:

As of December 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Asset Category
Common collective trust	$49	$—	$49	$—
Insurance contracts	12	—	12	—

Total Assets	$61	$—	$61	$—

Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2009 were obtained from the custodian.

Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time, and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved.

(7) Income Taxes

The Company is a Bermuda exempted Limited Liability Company. Bermuda does not impose corporate income taxes. Our operations are conducted through our various subsidiaries in a number of countries throughout the world. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes.

Components of earnings (loss) before income taxes are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Bermuda	$(5)	$(27)	$(6)
United States	463	(8,597)	(2,792)
Foreign	44	142	299

	$502	$(8,482)	$(2,499)

Components of income tax benefit are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Current:
United States	$(3)	$—	$—
Foreign	12	30	43

Total current	9	30	43
Deferred:
United States	$(262)	$(571)	$(915)
Foreign	7	(2)	(14)

Total deferred	(255)	(573)	(929)

Total benefit for income taxes	$(246)	$(543)	$(886)

In 2009, cash received from refunds, net of cash paid for taxes, was $3 million. In 2008, cash paid for taxes, net of cash received for tax refunds, was $11 million. In 2007, cash received for tax refunds offset cash paid for taxes.

As a result of the Merger, FSL, Inc. recorded significant acquired intangibles for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting. Freescale remained in an overall U.S. deferred tax liability position throughout 2007; however, as of December 31, 2008, this was no longer this case. ASC Topic 740, “Income Taxes” (“ASC Topic 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As of December 31, 2008, the Company recorded a valuation allowance on substantially all of its U.S. net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. In addition, FSL, Inc. recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets.

During 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year U.S. cumulative loss position, inclusive of the cancellation of debt gain. As aforementioned, a valuation allowance of $560 million was recorded on our U.S. deferred tax assets as of December 31, 2008, so substantially all of the U.S. tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our U.S. deferred tax assets. We had a $270 million non-cash income tax benefit related to the release of a U.S. valuation allowance in connection with an election resulting in income taxes on unremitted earnings of one of our foreign subsidiaries no longer being required.

Although the Company is a Bermuda entity with a statutory income tax rate of zero, many of the Company’s subsidiaries are subject to taxation in the U.S. Differences between the income tax provision computed at the U.S. federal statutory rate of 35% and the actual income tax provision are noted below:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

U.S. statutory rate	35%	35%	35%
Foreign rate differential	(24)	(1)	(1)
Valuation allowance on deferred taxes	(47)	(6)	(1)
Research credits	(6)	—	2
Goodwill	—	(22)	—
Worthless stock benefit	(5)	—	—
Other	(2)	—	—

	(49)%	6%	35%

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2017. These tax holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $5 million, $27 million and $47 million for 2009, 2008 and 2007, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2009	December 31, 2008
Tax carryforwards	$396	$746
Accrued interest	—	140
Capitalized research and development	86	136
Employee benefits	148	120
Inventory	98	89
Depreciation	144	61
Other, net	62	41
Sales, bad debt and warranty reserves	24	33
Environmental reserves	16	16
Investments	10	9
Deferred revenue	5	6
Other capitalized items	(146)	(314)
Valuation allowance	(389)	(621)
Undistributed foreign earnings	(390)	(651)

Net deferred tax assets (liabilities)	$64	$(189)

Holdings I has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. It is not practical to reasonably estimate the amount of additional income tax liabilities that may be payable should these earnings be distributed in the future.

FSL, Inc. intends to repatriate all foreign subsidiary earnings and does not designate undistributed earnings of foreign subsidiaries for permanent reinvestment. Foreign subsidiary earnings may be distributed substantially free of additional income tax expense given the tax provisions accrued on undistributed earnings.

Gross deferred tax assets were $1,056 million and $1,505 million at December 31, 2009 and 2008, respectively. Gross deferred tax liabilities were $603 million and $1,073 million at December 31, 2009 and 2008, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2009	December 31, 2008
Other current assets	$134	$129
Other assets	63	60
Accrued liabilities	(2)	(2)
Deferred tax liabilities	(131)	(376)

Net deferred tax (liabilities)	$64	$(189)

At December 31, 2009 and 2008, we had valuation allowances of $288 million and $560 million against certain of our deferred tax assets in the U.S., and valuation allowances of $101 million and $61 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. Valuation allowances have been recorded on all our U.S. deferred tax assets as of December 31, 2008, as we have incurred cumulative losses in the U.S. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.

At December 31, 2009, we had U.S. federal net operating losses of $55 million, which expire starting in 2016; state net operating losses of $293 million, which expire in the years 2010 through 2028; and foreign net operating losses of $135 million, which expire starting in 2013. We had U.S. federal research credits of $204 million, which expire in the years 2010 through 2029; state research credits of $87 million, which expire starting in 2010; and foreign credits of $4 million, which expire starting in 2014. We also had foreign tax credits of $155 million, which expire in the years 2012 through 2019.

We adopted the accounting for uncertainty in tax positions provisions of ASC Topic 740 effective January 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. ASC Topic 740 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

For the year ended December 31 2009, the total amount of unrecognized tax benefits was as follows:

Balance as of January 1, 2009	$203
Tax positions related to the current year:
Additions	13
Reductions	—
Tax positions relation to prior years:
Additions	20
Reductions	—
Settlements	(17)
Lapses in statutes of limitations	(12)

Balance as of December 31, 2009	$207

As of December 31, 2009, unrecognized tax benefits were $207 million. Substantially all of this amount, if recognized, would be reflected as an adjustment to income tax (benefit) expense. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. No net interest and penalties were accrued related to uncertain tax positions during 2009, as accruals offset releases. Interest and penalties accrued related to uncertain tax positions during 2008 was $4 million. As of December 31, 2009 and 2008, we had accrued interest and penalties of $12 million.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2019. Rental expense, net of sublease income, for the years ended December 31, 2009, 2008 and 2007 was $33 million, $34 million and $36 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2009 are $44 million, $33 million, $26 million, $25 million and $23 million, respectively, and $33 million thereafter. Minimum sublease income on operating leases is approximately $6 million in 2010, $4 million in 2011 and $3 million in 2012. Sublease income is less than $1 million in 2013, and currently, there is no minimum sublease income scheduled beyond 2013.

As of December 31, 2009 and 2008, we had $18 million and $27 million, respectively, in capital lease obligations. We recorded $6 million, $7 million and $19 million in capital lease obligations in 2009, 2008 and 2007, respectively. Future minimum lease payments under capital leases for each of the four years subsequent to December 31, 2009 are $10 million, $5 million, $2 million and $1 million, respectively. Currently, there are no capital lease payments scheduled beyond 2013.

Other Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2009, our commitment is $62 million through April 2010.

We have multi-year commitments under various software, service and supply contracts requiring payments for each of the five years subsequent to December 31, 2009 of $114 million, $51 million, $40 million, $32 million and $14 million, respectively, and $4 million thereafter.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, FSL, Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against FSL, Inc. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature, the actual costs that will be incurred could differ from the amounts accrued. Accruals at December 31, 2009 and 2008 were $45 million, the majority of which are included in other liabilities on the accompanying audited Consolidated Balance Sheets, with related charges / (reversals) to operating earnings of less than $1 million, $(1) million and $1 million in 2009, 2008 and 2007, respectively. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended plaintiff’s complaint. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. On October 25, 2007, the Illinois District Court granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. Motorola and its codefendants appealed the District Court certification decision and filed motions for summary judgment on all claims asserted by the class. The United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class on October 23, 2008. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. The plaintiffs appealed the June 17, 2009 ruling of the district court and that appeal has been consolidated with the class certification appeal. Both Plaintiffs (Appellants) and Defendants (Appellees) have filed their principal briefs regarding the summary judgment appeal, and briefing is complete in the class certification appeal. As a result of the terms of its separation from Motorola, it is possible that FSL, Inc. could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We do not expect the payments or damages resulting from this action to be material.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommended that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. During the pendency of the appellate process, we are taking all necessary actions to comply with the Limited

Exclusion Order. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the Credit Facility, including ING Prime Rate Trust (“ING”), filed a complaint against Freescale and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The plaintiffs filed an amended complaint on May 20, 2009 adding additional plaintiffs and removing the unnamed unsecured debtholders as defendants. The suit challenges our issuance of new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes, thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs’. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that Freescale has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that Freescale suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. Among other things, the plaintiffs are seeking monetary damages suffered as a result of the issuance of new Incremental Term Loans. Freescale filed a motion to dismiss the suit on June 19, 2009. The motion to dismiss was denied by the trial court on October 27, 2009. Freescale has appealed the denial of the motion to dismiss to the New York state appellate court. On December 10, 2009, plaintiffs filed a motion for partial summary judgment, seeking a judicial declaration that a MAE had occurred. On January 26, 2010, the New York state appellate court ordered the proceedings in the trial court stayed pending the disposition of Freescale’s appeal from the denial of its motion to dismiss, provided that the plaintiffs may petition the court to vacate the stay in the event that Freescale issues new debt. We believe that all claims made by the lenders are without merit and intend to vigorously defend this action.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At December 31, 2009, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At December 31, 2009, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2009, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

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

We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value of the assets is the quoted market price, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. We project cash inflows and outflows until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our customer relationships, trademarks / tradename and developed technology / purchased license intangible assets. We concluded that our enterprise net book value exceeded its fair value, and that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill in accordance with ASC Topic 350. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets in accordance with ASC Topic 360. As a result of these analyses, we recorded impairment charges of $5,350 million against goodwill (effectively reducing our goodwill balance to zero) and $724 million, $98 million and $809 million against our customer relationship, trademark / tradename and developed technology / purchased license intangible assets, respectively, in our accompanying audited Consolidated Statement of Operations for 2008.

During the fourth quarter of 2007, we began discussions regarding a then existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the customer relationship and trademark / tradename and developed technology / purchased license intangible assets associated with our cellular handset business. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with ASC Topic 360. We determined that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, we performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets. Accordingly, we recorded impairment charges of $186 million, $8 million and $255 million related to our customer relationship, trademark / tradename and developed technology / purchased license intangible assets, respectively, in our accompanying audited Consolidated Statement of Operations for 2007.

Asset impairment charges of $25 million, $88 million and $24 million have been included in cost of sales and reorganization of businesses, contract settlement, and other in the accompanying audited Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 charges were related primarily to certain assets classified as held for sale as of December 31, 2009 (or previously classified as held for sale) and in connection with our consolidation of leased facilities. The 2008 charges were attributable primarily to (i) a $59 million charge related to certain idle property, plant and equipment assets, (ii) an $18 million charge related to certain research and development assets and (iii) a $7 million non-cash impairment charge related to our former manufacturing facility located in Tempe, Arizona. The 2007 charges resulted principally from a $20 million charge related to previously held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was triggered by management’s decision to sell our related assets by entering into an agreement in December 2007.

(10) Reorganization of Businesses, Contract Settlement, and Other

We have implemented plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs and simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Year Ended December 31, 2009

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include (i) the winding-down of our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. We incurred $345 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in 2009. These actions have reduced and will reduce our workforce in our supply chain, research and development, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to December 31, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at December 31, 2009
Employee Separation Costs
Supply chain	$70	197	(9)	(77)	$181
Selling, general and administrative	20	24	(2)	(28)	14
Research and development	25	92	(4)	(69)	44

Total	$115	313	(15)	(174)	$239

Related headcount	2,640	3,610	(300)	(4,200)	1,750

Exit and Other Costs	$26	22	2	(34)	$16

In 2009, we recorded $298 million in charges for severance costs in connection with our decision to exit our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the wind-down of our cellular handset product offerings. Additional reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations.

We separated approximately 4,200 employees during 2009. The $174 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through December 31, 2009. We will make additional payments to these separated employees and the remaining approximately 1,750 employees through 2011. We also reversed $15 million of severance accruals as a result of 300 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

During 2009, we also recorded charges for exit costs of $24 million related primarily to costs to terminate various operating leases in connection with a consolidation of certain research and development activities resulting from our Reorganization of Business Program. As of December 31, 2009, $8 million of these exit costs have been paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the second half of 2011 and other previously executed severance actions in Japan. In connection with our proposed closure of our fabrication facility in Toulouse, France in the first half of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations. We have initiated a formal consultation with employees at our Toulouse fabrication facility, and the plan to close the facility in 2011 is being evaluated through consultation with our works council in Toulouse.

Asset Impairment Charges and Disposition Activities

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with our consolidation of leased facilities. During 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In 2009, we reversed $4 million of severance accruals related to reorganization of business programs initiated in periods preceeding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2009, we have $3 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

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

Reorganization of Business Programs

In 2008, we recorded $123 million of severance accruals related to our Reorganization of Business Program. In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement, and other in 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance.

In 2008, we also recorded $30 million of severance accruals and other exit costs related to other reorganization of business programs initiated prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $8 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer. We also recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Asset Impairment Charges

During 2008, we recorded $88 million of non-cash impairment charges, including a $59 million related to certain idle property, plant and equipment assets included in all of our manufacturing facilities, $18 million attributable to certain research and development assets, $7 million associated with the closure of our manufacturing facility located in Tempe, Arizona and $4 million charge related to certain other assets previously classified as held-for-sale.

Crolles Manufacturing and Research Alliance

During 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement and other related to the portion of the grant for assets disposed of during 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

We have management agreements with affiliates or advisors of the Sponsors and other investors in the Parent pursuant to which the Sponsors and other investors in the Parent or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) will provide management and advisory services to us until the tenth anniversary of the consummation of the Merger. Pursuant to the agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors may receive additional compensation for (i) investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction or (ii) other consulting services provided to the Company by the Advisors and out-of-pocket expenses incurred by the Advisors while providing such consulting services. The management agreements include customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the agreement provides that the Advisors would receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. For the years ended December 31, 2009, 2008 and 2007, we recorded management fees of $6 million, $20 million and $29 million, respectively, in selling, general and administrative expense.

(12) Supplemental Enterprise-Wide Information

Geographic Region Information

The following geographic region information includes net sales, as measured by the location of the revenue-producing operation, as well as assets and property, plant & equipment based on physical location. Net sales by geographic region for the years ended December 31, 2009, 2008 and 2007, as well as assets and property, plant & equipment as of December 31, 2009 and 2008 were as follows:

	Net Sales*			Assets		Property Plant & Equipment
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
United States	$818	$1,321	$1,493	$3,059	$4,030	$831	$1,207
Hong Kong	1,020	836	745	316	298	5	1
Switzerland	810	882	82	174	153	1	—
Singapore	626	1,430	1,800	101	235	5	—
Japan	185	314	282	167	243	76	127
Taiwan	8	70	66	6	16	—	—
Germany	—	53	639	62	82	28	32
France	—	62	197	197	145	30	53
United Kingdom	—	50	158	46	163	3	48
Sweden	—	5	61	2	4	—	—
China	—	—	—	397	469	101	169
Malaysia	—	—	—	556	723	202	251
Other nations	41	203	199	10	90	33	43

	$3,508	$5,226	$5,722	$5,093	$6,651	$1,315	$1,931

* As measured by the location of the revenue-producing operation

Product Design Group Revenues

(Dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Microcontroller Solutions	$1,114	$1,640	$1,884
Networking and Multimedia	929	1,161	1,121
RF, Analog and Sensors	814	1,032	1,048
Cellular	471	1,063	1,217
Other	180	330	452

Total Net Sales	$3,508	$5,226	$5,722

Major Customers

Continental Automotive and Motorola represented 11% and 10% of our total net sales, respectively, in 2009. Motorola comprised approximately 23% and 24% of our net sales in 2008 and 2007, respectively. No other customer represented more than 10% of our total net sales for the last three years.

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2009 and 2008:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions (1)	Balance at end of period
December 31, 2009
Allowance for doubtful accounts	$6	$6	$(8)	$4
Product and service warranties	$6	$1	$(2)	$5
December 31, 2008
Allowance for doubtful accounts	$5	$5	$(4)	$6
Product and service warranties	$14	$—	$(8)	$6

(1)	Accrual Usage

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following tables present our financial position, results of operations and cash flows of FSL, Inc., the Parent, Guarantors, Non-Guarantors and eliminations as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,214	$4,788	$(5,494)	$3,508
Cost of sales	—	—	3,490	4,567	(5,494)	2,563

Gross margin	—	—	724	221	—	945
Selling, general and administrative	5	—	869	193	(568)	499
Research and development	—	—	542	291	—	833
Amortization expense for acquired intangible assets	—	—	486	—	—	486
Reorganization of businesses, contract settlement and other	—	—	88	257	—	345

Operating loss	(5)	—	(1,261)	(520)	568	(1,218)
Gain on extinguishment of long-term debt, net	—	—	2,296	—	—	2,296
Other (expense) income, net	1,526	1,526	229	560	(4,417)	(576)

Earnings before income taxes	1,521	1,526	1,264	40	(3,849)	502
Income tax (benefit) expense	—	—	(254)	8	—	(246)

Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$6,818	$7,074	$(8,666)	$5,226
Cost of sales	—	5	5,191	6,624	(8,666)	3,154

Gross margin	—	(5)	1,627	450	—	2,072
Selling, general and administrative	7	—	835	254	(423)	673
Research and development	—	6	756	378	—	1,140
Amortization expense for acquired intangible assets	—	1	1,041	—	—	1,042
Reorganization of businesses, contract settlement, and other	—	—	(67)	120	—	53
Impairment of goodwill and intangible assets	20	—	6,943	18	—	6,981
Merger expenses	—	—	9	2	—	11

Operating loss	(27)	(12)	(7,890)	(322)	423	(7,828)
Gain on extinguishment of long-term debt, net	—	—	79	—	—	79
Other (expense) income, net	(7,737)	(7,693)	(499)	444	14,752	(733)

(Loss) earnings before income taxes	(7,764)	(7,705)	(8,310)	122	15,175	(8,482)
Income tax expense (benefit)	—	32	(605)	30	—	(543)

Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$7,307	$7,650	$(9,235)	$5,722
Cost of sales	—	—	5,836	7,220	(9,235)	3,821

Gross margin	—	—	1,471	430	—	1,901
Selling, general and administrative	6	—	918	242	(513)	653
Research and development	—	—	766	373	—	1,139
Amortization expense for acquired intangible assets	—	—	1,310	—	—	1,310
Reorganization of businesses, contract settlement, and other	—	—	17	47	—	64
Impairment of goodwill and intangible assets	—	—	449	—	—	449
Merger expenses	—	—	5	—	—	5

Operating loss	(6)	—	(1,994)	(232)	513	(1,719)
Other (expense) income, net	(1,607)	(1,607)	(519)	531	2,422	(780)

(Loss) earnings before income taxes	(1,613)	(1,607)	(2,513)	299	2,935	(2,499)
Income tax (benefit) expense	—	—	(906)	20	—	(886)

Net (loss) earnings	$(1,613)	$(1,607)	$(1,607)	$279	$2,935	$(1,613)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30	$661	$672	$—	$1,363
Inter-company receivable	—	16	501	359	(876)	—
Accounts receivable, net	—	—	120	259		379
Inventory	—	—	149	457	—	606
Other current assets	—	34	178	123	—	335

Total current assets	—	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	—	—	831	484	—	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	—
Intangible assets, net	—	—	780	—	—	780
Inter-company note receivable	—	—	241	16	(257)	—
Other assets, net	—	—	195	120	—	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$50	$64	$—	$114
Inter-company payable	13	—	544	319	(876)	—
Accounts payable	—	—	154	146	—	300
Accrued liabilities and other	—	—	263	218	—	481

Total current liabilities	13	—	1,011	747	(876)	895
Long-term debt	—	—	7,430	—	—	7,430
Deferred tax liabilities	—	—	114	17	—	131
Inter-company note payable	11	5	—	241	(257)	—
Other liabilities	(1)	—	234	298	—	531

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total stockholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Stockholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$22	$422	$456	$—	$900
Short-term investments	—	—	—	494	—	494
Inter-company receivable	—	8	435	256	(699)	—
Accounts receivable, net	—	—	138	256	—	394
Inventory	—	—	255	500	—	755
Other current assets	—	—	318	134	—	452

Total current assets	—	30	1,568	2,096	(699)	2,995
Property, plant and equipment, net	—	—	1,207	724	—	1,931
Investment in affiliates	(4,674)	(4,739)	1,910	—	7,503	—
Goodwill	—	—	—	—	—	—
Intangible assets, net	—	5	1,250	9	—	1,264
Inter-company note receivable	—	—	8	15	(23)	—
Other assets, net	—	40	297	124	—	461

Total Assets	$(4,674)	$(4,664)	$6,240	$2,968	$6,781	$6,651

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$67	$96	$—	$163
Inter-company payable	7	—	246	446	(699)	—
Accounts payable	—	5	131	110	—	246
Accrued liabilities and other	—	—	349	246	—	595

Total current liabilities	7	5	793	898	(699)	1,004
Long-term debt	—	—	9,610	—	—	9,610
Deferred tax liabilities	—	—	368	8	—	376
Inter-company note payable	10	5	—	8	(23)	—
Other liabilities	1	—	208	144	—	353

Total liabilities	18	10	10,979	1,058	(722)	11,343

Total stockholders’ (deficit) equity	(4,692)	(4,674)	(4,739)	1,910	7,503	(4,692)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,674)	$(4,664)	$6,240	$2,968	$6,781	$6,651

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748
Dividends from affiliates		4	762	—	(766)	—
Non-cash adjustments	(1,522)	(734)	(3,088)	732	3,801	(811)
Changes in operating assets and liabilities	—	(791)	1,278	(396)	48	139

Cash flow (used for) provided by operating activities	(1)	5	470	368	(766)	76

Cash flows from investing activities:
Capital expenditures, net	—	—	(26)	(59)	—	(85)
Proceeds from sale of businesses and investments	—	3	5	—	—	8
Sales and purchases of short-term investments, net	—	—	(6)	494	—	488
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	13	3	—	16
Payments for purchase licenses and other assets	—	—	(21)	(32)	—	(53)
Inter-company loan receivable		—	(233)	(1)	234	—

Cash flow provided by (used for) investing activities	—	3	(268)	405	234	374

Cash flows from financing activities:
Retirement of long-term debt, capital leases obligations, and notes payable	—	—	(141)	(35)	—	(176)
Proceeds from revolving loans	—	—	184	—	—	184
Dividends to affiliates	—	—	—	(766)	766	—
Inter-company loan payable	1	—	—	233	(234)	—
Other	—	—	1	—	—	1

Cash flow provided by (used for) financing activities	1	—	44	(568)	532	9

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	11	—	4

Net increase in cash and cash equivalents	—	8	239	216	—	463
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$30	$661	$672	$—	$1,363

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)
Dividends from affiliates	—	165	10	—	(175)	—
Non-cash adjustments	7,789	(264)	7,477	523	(7,143)	8,382
Changes in operating assets and liabilities	(20)	7,858	230	(74)	(8,032)	(38)

Cash flow provided by operating activities	5	22	12	541	(175)	405

Cash flows from investing activities:
Capital expenditures, net	—	—	(155)	(84)	—	(239)
Acquisitions of strategic investments, net of cash acquired	—	—	(121)	—	—	(121)
Proceeds from sale of businesses and investments	—	—	26	—	—	26
Sales and purchases of short-term investments, net	—	—	356	(305)	—	51
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	8	280	—	288
Payments for purchased licenses and other assets	—	—	(22)	(42)	—	(64)
Inter-company loan receivable	—	—	(5)	—	5	—

Cash flow provided by (used for) investing activities	—	—	87	(151)	5	(59)

Cash flows from financing activities:
Retirement of long-term debt, capital leases obligations, and notes payable	—	—	(143)	(7)	—	(150)
Proceeds from revolving loans	—	—	460	37	—	497
Dividends to affiliates	—	—	—	(175)	175	—
Inter-company loan payable	—	—	—	5	(5)	—
Other	(5)	—	—	—	—	(5)

Cash flow (used for) provided by financing activities	(5)	—	317	(140)	170	342

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net increase in cash and cash equivalents	—	22	416	256	—	694
Cash and cash equivalents, beginning of period	—	—	6	200	—	206

Cash and cash equivalents, end of period	$—	$22	$422	$456	$—	$900

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in millions)	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,613)	$(1,607)	$(1,607)	$279	$2,935	$(1,613)
Dividends from affiliates	—	—	371	—	(371)	—
Non-cash adjustments	1,613	1,607	965	266	(2,630)	1,821
Changes in operating assets and liabilities	—	—	426	110	(318)	218

Cash flow provided by operating activities	—	—	155	655	(384)	426

Cash flows from investing activities:
Capital expenditures, net	—	—	(200)	(140)	13	(327)
Sales and purchases of short-term investments, net	—	—	8	(20)	—	(12)
Proceeds from sale of strategic investments	—	—	32	—	—	32
Payments for purchased licenses and other assets	—	—	(43)	(35)	—	(78)
Investment in affiliated entities	—	(5)	—	—	5	—
Inter-company note receivable	—	—	78	(5)	(73)	—
Other	—	—	5	17	(3)	19

Cash flow used for investing activities	—	(5)	(120)	(183)	(58)	(366)

Cash flows from financing activities:
Dividends to Freescale	—	—	—	(371)	371	—
Retirement of long-term debt, capital lease obligations and notes payable	—	—	(43)	(2)	—	(45)
Inter-company loan payable	—	5	—	(78)	73	—
Other	—	—	(8)	6	—	(2)

Cash flow provided by (used for) financing activities	—	5	(51)	(445)	444	(47)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	—	—	(16)	43	2	29
Cash and cash equivalents, beginning of period	—	—	20	157	—	177

Cash and cash equivalents, end of period	$—	$—	$4	$200	$2	$206

(15) Quarterly and Other Financial Data (unaudited)

2009 Operating Results	4th	3rd	2nd	1st
Net sales	$951	$893	$824	$840
Gross margin	$309	$267	$193	$176
Operating loss	$(261)	$(261)	$(345)	$(351)
Net earnings (loss)	$(114)	$(410)	$(484)	$1,756
2008 Operating Results	4th	3rd	2nd	1st
Net sales	$940	$1,409	$1,472	$1,405
Gross margin	$260	$588	$632	$592
Operating loss	$(4,165)	$(3,374)	$(137)	$(152)
Net loss	$(4,029)	$(3,481)	$(184)	$(245)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009. During the quarter ending on December 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the directors and executive officers of Freescale Semiconductor Inc. and Holdings I.

Name	Age	Office and Position
Richard M. Beyer	61	Chairman of the Board and Chief Executive Officer
Daniel F. Akerson	61	Director
Kevin R. Burns	46	Director
Thomas H. Lister	45	Director
John W. Marren	46	Director
James A. Quella	60	Director
Paul C. Schorr, IV	42	Director
Peter Smitham	67	Director
Claudius E. Watts, IV	48	Director
James Baillie	59	Vice President, Global Quality
Michel Cadieux	52	Senior Vice President, Human Resources
Alan Campbell	51	Senior Vice President and Chief Financial Officer
Thomas Deitrich	43	Senior Vice President and General Manager, RF, Analog and Sensor and Cellular Products
Ken Hansen	57	Vice President and Chief Technology Officer
John D. Holmes	41	Vice President and Acting General Counsel
Randy A. Hyzak	40	Vice President and Chief Accounting Officer
Reza Kazerounian	52	Senior Vice President and General Manager, Microcontroller Solutions

Name	Age	Office and Position
Vivek Mohindra	41	Senior Vice President, Strategy and Business Transformation
Alexander Pepe	48	Senior Vice President, Supply Chain
Henri Richard	51	Senior Vice President, Chief Sales and Marketing Officer
Dave Stasse	39	Vice President and Treasurer
Lisa Su	40	Senior Vice President and General Manager, Networking and Multimedia

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

Daniel F. Akerson became a member of the Board of Directors of Freescale Holdings G.P., Ltd. on December 1, 2006 and our Board of Directors on June 21, 2007. Mr. Akerson is a member of our Compensation and Leadership Committee. Mr. Akerson is a Managing Director of The Carlyle Group and is Head of the Global Buyout Funds. Prior to joining Carlyle, Mr. Akerson was Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. Before that, Mr. Akerson served as Chief Executive Officer from 1996 to 1999, and Chairman, from 1996 to 2000, of Nextel Communications, Inc. From 1993 to 1996 he was General Partner at Forstmann Little & Co., during which time he also served as Chairman and Chief Executive Officer of General Instrument Company. Prior to his tenure at Forstmann Little & Co., Mr. Akerson served in several senior positions at MCI Communications including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. Mr. Akerson earned his B.S. in engineering from the U.S. Naval Academy and his M.Sc., in economics from the London School of Economics. Mr. Akerson currently sits on the boards of directors of the American Express Company, Booz Allen & Hamilton, Inc., and General Motors Co.

Kevin R. Burns has served as a member of the Board of Directors of Freescale Holdings G.P., Ltd. and our Board of Directors since July 2008. Mr. Burns is a member of our Audit and Legal Committee. Mr. Burns has been a Partner in the Operations Group of TPG Capital since 2003. In March 2008 he became the Partner in Charge of TPG’s Manufacturing/Industry Sector. Prior to joining TPG, from 1998 to 2003 he served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services (EMS) provider. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, he was a consultant at McKinsey & Co., Inc. and spent 3 years at the General Electric Corporation in various operating roles. Mr. Burns received a B.S. in Mechanical and Metallurgical Engineering (cum laude) from The University of Connecticut and received an MBA from the Wharton School of Business. He currently serves as Chairman of the Board of Isola Group and serves on the Board of Armstrong Worldwide Industries.

Thomas H. Lister became a member of the Board of Directors of Freescale Holdings G.P., Ltd. and our Board of Directors on December 1, 2006. Mr. Lister is Chairman of our Audit and Legal Committee. Mr. Lister is Co-Managing Partner of the private equity firm Permira. From 2005 to 2008, Mr. Lister was head of Permira’s North American business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co. where he spent the prior 13 years focused on investments in technology, media and telecom and healthcare. He has a B.A. in Chemistry and Political Science from Duke University and an MBA from Harvard Business School.

John W. Marren became a member of the Board of Directors of Freescale Holdings G.P., Ltd. on December 1, 2006 and our Board of Directors on June 21, 2007. Mr. Marren is a member of our Compensation and Leadership Committee. Mr. Marren joined TPG in 2000 as a Partner and leads TPG’s technology team. From 1996 through 2000, Mr. Marren was a Managing Director at Morgan Stanley, most recently as head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc. (now part of NXP Semiconductors) and Vitesse Semiconductor Corporation. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the board of directors of SunGard Data Systems Inc., Aptina Imaging, Avaya Inc., Intergraph and Isola. Mr. Marren received his B.S. in Electrical Engineering from the University of California in Santa Barbara.

James A. Quella has served as a member of the Board of Directors of Freescale Holdings G.P., Ltd. and our Board of Directors since July 2008. Mr. Quella is a member of our Audit and Legal Committee. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director

and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella is currently a member of the board of directors of Vanguard Health Services, Michaels Stores, Graham Packaging, and Catalent Pharma Solutions, Inc.

Paul C. Schorr, IV became a member of the Board of Directors of Freescale Holdings G.P., Ltd. and our Board of Directors on December 1, 2006. Mr. Schorr is a member of our Compensation and Leadership Committee. Mr. Schorr is currently a Senior Managing Director of Blackstone, where he principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for the firm’s technology/ telecommunications practice. Mr. Schorr was instrumental in such transactions as Fairchild Semiconductor International, Inc., ChipPAC Inc., Intersil Corporation, AMI Semiconductor, Inc., Worldspan, L.P., and NTelos, Inc. He was with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. He is Chairman of the board of directors of Travelport Limited and is a member of the board of directors of Orbitz Worldwide, UniFi and Intelenet Global Services. Mr. Schorr is also a member of the Board of Jazz at Lincoln Center and a trustee of the Whitney Museum of American Art.

Peter Smitham became a member of the Board of Directors of Freescale Holdings G.P., Ltd. on December 1, 2006 and our Board of Directors on June 21, 2007. Mr. Smitham is Chairman of our Compensation and Leadership Committee. Mr. Smitham retired from his position as a Partner of the private equity firm Permira on December 31, 2009, but he remains a member of Permira Advisers LLP. He joined in 1985, the year the London office was founded. Mr. Smitham was the Managing Partner of the London office from 1994 until 1998 and led Permira’s European business from 1996 until 2000. He has worked on numerous transactions focusing on electronics and turnarounds, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group and Technology plc. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.

Claudius E. Watts IV became a member of the Board of Directors of Freescale Holdings G.P., Ltd. and our Board of Directors on December 1, 2006. Mr. Watts is a member of our Audit and Legal Committee. Mr. Watts is currently a Managing Director with The Carlyle Group. Mr. Watts is the head of Carlyle’s Technology Buyout Group and focuses on buyouts and growth equity investments in large companies providing semiconductors, electronic systems, software, and software enabled services. Prior to joining Carlyle, Mr. Watts was a Managing Director in the mergers and acquisitions group of First Union Securities, Inc., an investment banking firm, now Wachovia Securities, from May 1998 to April 2000, where he led the firm’s defense, aerospace, and technical services mergers and acquisitions efforts. Mr. Watts joined First Union in conjunction with First Union’s 1998 acquisition of Bowles Hollowell Conner & Co., an investment banking firm, where Mr. Watts had been employed since June 1994. Prior to attending graduate school Mr. Watts was a fighter pilot in the U.S. Air Force. Mr. Watts earned a B.S. in electrical engineering from The Citadel in Charleston, South Carolina and an M.B.A. from The Harvard Graduate School of Business Administration. Mr. Watts currently sits on the board of directors of SS&C Technologies, Inc., Open Solutions, Inc., and CPU Technology, Inc.

Jim Baillie is our Vice President, Global Quality and has served in this role since October 2009. Prior to that, from February 2007 to September 2009, Mr. Baillie served as Vice President of Quality and Reliability at Intersil Corporation. Prior to Intersil, from January 2006 to February 2007, Mr. Baillie served as Director of Quality for Motorola ECC in Tempe, Arizona. Prior to that, from January 1994 to July 2005, Mr. Baillie spent 12 years at Motorola Semiconductor Products Sector and FSL, Inc., holding positions such as Director of Phoenix Quality Operations and Director of Field Quality Engineering. Jim received a bachelor’s and master’s degree in Electrical Engineering from Arizona State University, where he graduated with honors.

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

Thomas Deitrich is our Senior Vice President and General Manager, RF, Analog, and Sensor. In addition, Mr. Deitrich also manages the Cellular Products Group. Mr. Deitrich has served in this role since April 2009. Mr. Deitrich previously managed only the Cellular Products portion. Mr. Deitrich held the cellular position since October 2007. Prior to joining Freescale, Mr. Deitrich served as Senior Vice President, ODM, Design, and Vertical Integration at Flextronics International, Inc., from October 2003 to September

2006, and Senior Vice President, American Standards, Product Business Group at Sony Ericsson from October 2001 to September 2003.

Ken Hansen is our Senior Fellow, Vice President and Chief Technology Officer and has served in this role since August 2009. Prior to becoming CTO, from November 2007 to August 2009, Mr. Hansen was senior fellow and vice president in the chief development office where he focused on improving design efficiency and reducing product cost across all the Freescale businesses. Previously, from July 2003 to November 2007, he held several senior technology and management positions at Freescale and Motorola leading research and development teams. Mr. Hansen received his BSEE and MSEE from the University of Illinois, is a Senior Member of the IEEE, and holds 12 U.S. patents. Ken is an industry veteran, with 33 years of analog and digital design experience in bipolar, CMOS, and BiCMOS technologies primarily in the area of wireless communications.

John D. Holmes is our Vice President and Acting General Counsel and has served in this role since December 2008. He has served in the role of Vice President since August 2008. From April 2004 to August 2008, Mr. Holmes served as Business Law Director in our law department and from 2000 to April 2004, Mr. Holmes served as Senior Counsel at Motorola, Inc. Prior to joining Motorola, Mr. Holmes was an attorney with Thompson and Knight LLP. Mr. Holmes holds both a B.A. in history and economics and a J.D. from Tulane University.

Randy Hyzak is our Vice President and Chief Accounting Officer and has held this position since February 2009. From September 2007 to January 2009, Mr. Hyzak served as our Corporate Controller, and from March 2006 to September 2007, he served as our Assistant Corporate Controller. From February 2005 to March 2006, Mr. Hyzak served as our External Reporting Manager. Prior to joining us, Mr. Hyzak was a senior manager with Ernst & Young LLP.

Reza Kazerounian is our Senior Vice President and General Manager, Microcontroller Solutions and has held this position since May 2009. From September 2005 to March 2009, Dr. Kazerounian served as president and CEO of STMicroelectronics Inc. Americas. From August 2003 to September 2005, Dr. Kazerounian also served as the group vice president and division manager of STMicroelectronics’ smart card and programmable systems memory divisions. Prior to joining STMicroelectronics, he was chief operating officer with WaferScale Integration, Inc., where he was responsible for all operations, engineering and product development. WaferScale was acquired by STMicroelectronics in September 2000. Dr. Kazerounian received a doctorate degree in Electrical Engineering and Computer Sciences from the University of California at Berkeley. He holds a bachelor’s degree in electrical engineering from the University of Illinois at Chicago.

Vivek Mohindra is our Senior Vice President, Strategy and Business Transformation and has held this position since November 2008. From June 2008 to October 2008, Dr. Mohindra served as vice president and general manager of Dell’s North American Small and Medium Business Group. He also held several other executive roles at Dell prior to that role, including vice president of Americas Marketing, vice president in Dell’s Product Group and vice president and executive assistant to chairman. Prior to joining Dell in June 2005, Dr. Mohindra spent more than nine years with McKinsey & Company and was made partner in December 2000.

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

Lisa Su is our Senior Vice President and General Manager, Networking and Multimedia Group and has served in this role since September 2008. Dr. Su also served as our Chief Technology Officer from June 2007 to August 2009. Dr. Su came to FSL, Inc. from IBM where she served, from 1995 until June 2007, in various capacities including Vice President of Semiconductor Research and Development, Vice President of Technology Development and Alliances and Director of Emerging Products.

Board Composition

The Board of Directors of Freescale Holdings G.P., Ltd., the general partner of Parent, is our primary Board of Directors and consists of nine directors: Mr. Beyer as the Chairman and two representatives of each of the four Sponsors. The Sponsors are parties to agreements by which their representatives have been elected to serve on our Board of Directors. Because of their affiliations with the Sponsors and us, none of our directors are independent. All of the members of the Board of Directors of Parent also serve on the Board of Directors of FSL, Inc.

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

Compensation Discussion and Analysis

Executive Summary

Compensation and related matters are reviewed and approved by (i) the Compensation and Leadership Committee of Freescale Holdings GP, Ltd., the sole general partner of Freescale Holdings, L.P. (“Parent”), (ii) the Compensation and Leadership Committee of Freescale Semiconductor Holdings I, Ltd. (“Holdings I”) and (iii) the Compensation and Leadership Committee of Freescale

Semiconductor Inc., which we refer to in this Annual Report on Form 10-K collectively as the Committee. The Compensation and Leadership Committees of our Parent, Holdings I, and Freescale Semiconductor Inc., are made up of the same members.

Matters reviewed and approved by the Committee include:

•	Our compensation philosophy;

•

Base salary and bonus targets for the direct reports to our Chairman and Chief Executive Officer, including our Named Executive Officers (the Committee reviews and recommends the Chairman and Chief Executive Officer’s base salary and bonus target to the Board of Directors);

•

The 2009 Freescale First Half Bonus Plan (“2009 First Half Bonus Plan”), the 2009 Freescale Second Half Bonus Plan (“2009 Second Half Bonus Plan”), which are administered under the Freescale 2008 Incentive Performance Plan, and awards granted under those Plans;

•	Our long-term incentive awards; and

•	Executive perquisites and employment agreements for the direct reports to our Chairman and Chief Executive Officer, including our Named Executive Officers.

The non-management members of the Board of Directors have the sole authority to authorize and approve all elements of compensation paid to our Chairman and Chief Executive Officer.

We believe that management bench strength and leadership are significant factors in the long-term success of our business. Therefore, a principal objective of the Committee and management is to attract, motivate and retain the most competent executives within the semiconductor industry. The principal elements of total compensation paid to the direct reports of our Chairman and Chief Executive Officer, including Named Executive Officers include:

•	base salary;

•	short-term cash incentives; and

•	long-term incentives.

Base salaries are generally evaluated and determined annually, based on the composite market data for our peer group (described below), salary relative to internal peers, individual performance and contribution to Freescale. The Committee may adjust an executive’s base salary, if warranted, during this annual review. However, the Committee may also review and adjust an executive’s base salary upon special circumstances such as a promotion, a change in duties or for other reasons.

Short-term cash incentive awards are granted under the Freescale 2008 Incentive Performance Plan (“Incentive Performance Plan”), which is designed to align and reward individual and company performance in key areas deemed critical to our success, during a measurement period of up to one year. Short-term cash incentive targets are established within the context of the Incentive Performance Plan, commensurate with competitive targets for similar positions within our peer group (described below), taking into account bonus targets relative to internal peers, and an executive’s individual performance and contribution to Freescale.

Long-term incentive awards are designed to align and recognize individual and company contributions toward the creation of long-term company value. These awards are also a key pillar of our retention and pay for performance philosophy, which aligns the focus and execution of executives with our long-term success. We have granted long-term incentive awards to our executives under the Freescale Holdings L.P. 2006 Interest Plan (“Interest Plan”), the Freescale Holdings 2006 Management Incentive Plan (“MIP”) and the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“EIP”). Long-term incentive awards include Class B Limited Partnership Interests in our Parent (“Class B Interests”), stock options to purchase our common stock, restricted stock unit awards (including deferred stock unit awards) payable in our common stock, and performance and retention cash awards. No Class B Interests were held by Named Executive Officers or other employees, following completion of the April 2009 Equity Exchange, described below in “Long-term Incentives – 2009 Long-term Incentive Awards – Equity Exchange.”

In addition to these principal elements of total compensation, our Named Executive Officers are entitled to certain additional benefits, including (i) retirement benefits under the Freescale 401(k) Retirement Savings Plan (“401(k) Plan”); (ii) payment of benefits upon certain termination and change in control events, as provided under certain employment agreements described in further detail below; and (iii) perquisites described in further detail below in the section entitled “Benefits and Perquisites”.

Our Named Executive Officers for 2009 are Richard M. Beyer (our principal executive officer), Alan Campbell (our principal financial officer), Alexander Pepe, Henri Richard and Dr. Lisa T. Su.

This compensation discussion and analysis is intended to explain our compensation philosophy and the factors considered in establishing our executive compensation. This disclosure should be read in connection with the compensation tables and narrative disclosure included elsewhere in this Annual Report on Form 10-K, all of which provide further detail on the compensation granted and paid to our Named Executive Officers.

Compensation Philosophy

The Committee believes that well-designed compensation programs are critical to attracting and retaining the right people and can significantly impact behaviors and create a successful company.

Guiding Principles

In accordance with this philosophy, the Committee is guided by the following principles in structuring and administering compensation programs:

•	align the interests of management with the long-term interests of the corporation;

•	design programs that are fiscally sound in a way that maximizes the value to participants and the corporation;

•	be equitable, reasonable and market oriented in comparison to similar positions in comparable corporations;

•	motivate and reward management to maximize enterprise value and performance while focusing on targeted short and long-term objectives;

•	incorporate an increasing proportion of variable and at-risk compensation as levels of responsibility and the ability to affect results increase;

•	align with our pay for performance philosophy and recognize individual contribution through application of specific performance criteria that, to the maximum extent possible, are quantifiable; and

•	provide extraordinary rewards when extraordinary performance is achieved.

Peer Group Comparability

Management, in coordination with the Committee, has engaged an outside consulting firm, Radford Surveys and Consulting, an AON Consulting Company, to provide market data, benchmarking and other compensation related information used to prepare management’s compensation proposals to the Committee. The Committee uses the information in the surveys provided by Radford to review and analyze the Chairman and Chief Executive Officer’s compensation and as needed considers information and advice provided by our outside consulting firm to establish the compensation of our other executives in accordance with our compensation philosophy.

The Committee uses market data of companies from our peer group as one of the factors in determining base salary, total cash and total compensation for the direct reports to our Chairman and Chief Executive Officer, including Named Executive Officers. The Committee evaluates our peer group annually, and modifies as appropriate, based on the following factors: industry similarity, size (generally defined by total revenues), comparability of labor markets and product offerings, market capitalization, and research and development investment. The peer group for 2009 consists of Advanced Micro Devices, Altera Corporation, Analog Devices, Inc., Applied Materials, Inc., Broadcom Corporation, Fairchild Semiconductor, Inc., Linear Technology Corporation, LSI Corporation, Marvell Technology Group, Microchip Technology, Inc., Micron Technology, Inc., National Semiconductor Corporation, NVIDIA Corporation, On Semiconductor, QUALCOMM, Inc., Texas Instruments, Inc. and Xilinx, Inc.

Applying Our Compensation Philosophy

The Committee annually reviews base salary, short-term cash incentives and long-term incentives for the direct reports to our Chairman and Chief Executive Officer, including Named Executive Officers, and our Chairman and Chief Executive Officer. However, the Committee may also review and adjust base salary, short-term cash incentives and long-term incentives under special events such as promotion, change in duties or for other reasons. Each element of compensation is considered individually and collectively in relation to the composite market data from our peer group, relation to internal peers, individual performance and contribution to Freescale. Our programs are designed to reward executive officers who consistently exceed the expectations of our winning culture.

The Committee regularly meets with our Chairman and Chief Executive Officer, Senior Vice President of Human Resources and other members of management to review, discuss and approve compensation matters. Annually, the Chairman and Chief Executive Officer reviews each of his Direct Reports’, including the Named Executive Officers’, individual performance and also reviews with the Committee their base salary, short-term cash incentive awards and long-term incentive awards. The Committee reviews the recommendations made by the Chairman and Chief Executive Officer along with the performance of each Named Executive Officer to determine if any changes are warranted. The Committee has the authority through its charter to review and approve the compensation of the direct reports to the Chairman and Chief Executive Officer, including Named Executive Officers other than the Chairman and Chief Executive Officer. The Committee also reviews the performance of the Chairman and Chief Executive Officer and annually recommends to our Board of Directors any adjustments to the Chairman and Chief Executive Officer’s base salary, short-term cash incentive awards and long-term incentive awards. The non-management members of our Board of Directors are solely responsible for authorizing and approving the Chairman and Chief Executive Officer’s compensation.

Base Salary

Base salaries are generally determined by the Committee. The Committee reviews and approves base salaries annually, evaluating the competitive benchmarks in consultation with the Chairman and Chief Executive Officer, as reflected in the composite market data from our peer group, salary relative to internal peers, an executive’s individual performance and contribution to Freescale. The Committee may adjust an executive’s base salary, if warranted, during this annual review. However, the Committee may also review and adjust base salaries upon special events such as promotion, change in duties or for other reasons. For 2009, the Committee, and our Board of Directors as required, approved the base salaries set forth in the 2009 Summary Compensation Table under column (c). Minimum base salary amounts are set forth in each Named Executive Officer’s employment agreement.

In response to the macro-economic environment, the Company undertook a number of cost savings initiatives in January 2009. This included a temporary base salary reduction and one week off without pay per quarter during 2009, which impacted the Named Executive Officers. The amounts associated with the temporary reduction in base salary and time off without pay are reflected in the 2009 Summary Compensation Table under column (c) and the corresponding footnote. In January 2010, the base salaries were restored and no additional time off without pay was scheduled.

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

Bonus Plans

Bonus plans may be based on measures such as cash flow, revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), customer satisfaction, design wins and quality, among others, which can vary from period to period. Payments are calculated based on measurable pre-established performance objectives, and subject to ultimate approval by the Committee. Actual bonus payments made to the direct reports of our Chairman and Chief Executive Officer, including Named Executive Officers, are determined by the Committee (except for the Chairman and Chief Executive Officer whose bonus payments are determined by the Board of Directors).

During 2009, there were two bonus plans under the 2008 Incentive Performance Plan for our employees, including Named Executive Officers: the 2009 First Half Bonus Plan and the 2009 Second Half Bonus Plan.

2009 First Half Bonus Plan and 2009 Second Half Bonus Plan

Under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan, individual Bonus Targets vary by Named Executive Officer and were based on composite market data from our peer group, total cash compensation among similar positions at companies in our peer group, bonus target relative to internal peers and contributions to Freescale. The individual Bonus Targets for Named Executive Officers under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan are set forth in the 2009 Grants of Plan-Based Awards Table in column (d).

The 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan consisted of Business Performance Factors and an Individual Performance Factor. The Business Performance Factors were determined by pre-established performance objectives for each half year plan. The Individual Performance Factor was established for each employee based upon an evaluation of an individual’s contribution to our company and could range from 0 to 2. Funding of the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan was contingent upon the achievement of a minimum EBITDA threshold. The formula for individual bonus plan payments under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan was:

Bonus Target X Business Performance Factor X Individual Performance Factor = Bonus Payment

For the 2009 First Half Bonus Plan, the pre-established performance objective was EBITDA. As a result of the macro-economic environment, under the 2009 First Half Bonus Plan, the maximum Business Performance factor that could be achieved, even if targets were exceeded, was 1.0. If the minimum EBITDA threshold was not met, no amounts would have been paid under the 2009 First Half Bonus Plan.

During July 2009, the Committee evaluated the Company’s First Half 2009 EBITDA achievement against performance objectives established under the 2009 First Half Bonus Plan, and determined the established objectives were achieved for a Business Performance Factor of 1.0. As a result of the macro-economic environment, Management recommended and the Committee approved the bonus payment be calculated as 50% of approved individual Bonus Targets for the first half of 2009. For purposes of calculating payments under the 2009 First Half Bonus Plan, we established an Individual Performance Factor of 1.0 for all employees, including Named Executive Officers, in recognition of the compensation and benefit reductions taken during 2009.

For the 2009 Second Half Bonus Plan, the pre-established performance objectives were as follows: (1) 70% EBITDA, (2) 15% customer loyalty and (3) 15% design wins. Under the 2009 Second Half Bonus Plan, the maximum Business Performance Factor that could be achieved was 2.0. If the minimum EBITDA threshold was not met, no amounts would have been paid under the 2009 Second Half Bonus Plan.

During January 2010, the Committee evaluated the Company’s Second Half 2009 EBITDA, customer loyalty and design win achievement against performance objectives established under the 2009 Second Half Bonus Plan. The Committee determined the Company’s actual performance against pre-established targets resulted in an aggregate Business Performance Factor of 0.99. As a result of the macro-economic environment, Management recommended and the Committee approved the bonus payment be calculated as 50% of approved individuals Bonus Targets for the second half of 2009. For purposes of calculating payments under the 2009 Second Half Bonus Plan, we established an Individual Performance Factor of 1.0 for all employees, including Named Executive Officers, in recognition of the compensation and benefit reductions taken during 2009.

Long-Term Incentives

Our long-term incentives are designed to align and reward individual and company contributions toward the creation of long-term company value. These programs are also a key pillar of our retention and pay for performance philosophy. Long-term incentives have been granted under the Interest Plan, MIP and EIP, and have consisted of Class B Interests, stock options to purchase our common stock, restricted stock unit awards (including deferred stock unit awards) payable in our common stock, and performance and retention cash awards. As described in further detail below in the section titled “Equity Exchange”, no Class B Interests were held by our Named Executive Officers or other employees, as of April, 2009.

Grants of equity awards and performance and retention cash awards are made in accordance with the MIP, EIP and the policies adopted by the Committee. The Committee specifically approves grants to the direct reports of our Chairman and Chief Executive Officer, including Named Executive Officers, and recommends approval of the Chairman and Chief Executive Officer’s awards to the Board of Directors. The Committee has delegated to the Chairman and Chief Executive Officer the authority to approve all grants of stock options, restricted stock units, and performance and retention cash awards to employees who are not direct reports to the Chairman and Chief Executive Officer. Further, the Chairman and Chief Executive Officer has delegated this approval authority to approve grants under EIP to the Senior Vice President, Human Resources and the Chief Accounting Officer. The grants made under this delegated authority are made with respect to new hire, promotion, annual and retention grants on the first Monday of the month following the date of hire, promotion, annual program or retention arrangement, as applicable.

Generally, in the light of the applicable limitations under the securities laws and the Committee’s determination that equity ownership should be concentrated with key employees and the senior management team, the ability of employees, including Named Executive Officers, to transfer ownership of any Class B Interests, stock options or restricted stock units (as well as any underlying securities) is strictly limited by the applicable governing plan and grant documents.

2009 Long-term Incentive Awards

Deferred Stock Unit Award

In January 2009, deferred stock units payable in our common stock were granted to the Named Executive Officers other than Mr. Beyer. The number of stock units underlying these awards is contingent on company performance measured against revenue growth and EBITDA growth goals established over a three-year period, relative to a peer group of companies. Each deferred stock unit award represents a target number of units, with the final number of units determined at the end of the performance period, ranging from 0 to 2 times the target number of units. The awards vest one year following the end of the performance period. Individual grants vary by Named Executive Officer and are based on competitive benchmark data for our peer group, total long-term equity among similar positions at companies in our peer group, and individual performance and contribution to Freescale. The individual deferred stock unit awards granted to Named Executive Officers are set forth in the 2009 Grants of Plan–Based Awards Table in column (g).

Equity Exchange

        As a result of the semiconductor industry downturn and our strategic decision to wind-down our cellular handset business, the fair market value of Holdings I and its Common Stock declined. This decline cause the fair market value of Holdings I Common Stock to fall below the stock option exercise prices on incentive stock options, resulting in “underwater” stock options. The fair market value of Holdings I also fell below the value at which the Class B Interests would participate in the profits of Freescale Holdings L.P. Since we awarded these stock options and Class B Profit Interests to align and reward individuals toward the creation of long-term company value, the reduction in fair market value of Holdings I and its Common Stock, in the opinion of the Committee, reduced the performance and retention incentive value of these awards held by employees. By offering our employees the opportunity to exchange their “underwater” equity awards, we intended to realign their potential to realize value from the creation of long-term company value and renew the performance incentive and retention value of our equity programs.

        On April 6, 2009, we completed an exchange of existing vested and unvested Class B Interests and stock options to purchase our common stock for new stock options to purchase our common stock under the MIP and EIP. The new stock options have a term of ten years, and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversary of the new grant date and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new stock options is equal to the fair market value per share of Holdings I common stock on the April 6, 2009 grant date, which was $1.24.

Messrs. Beyer, Campbell and Pepe exchanged all of their vested and unvested Class B Interests for stock options to purchase our common stock. Mr. Richard and Dr. Su exchanged all of their vested and unvested stock options to purchase our common stock for new stock options to purchase our common stock. The new stock option grants are set forth in the 2009 Grants of Plan-Based Awards Table in Column (i). All vested and unvested Class B Interests and stock options to purchase our common stock tendered for exchange were cancelled.

Benefits and Perquisites

Health Related Benefits

Named Executive Officers are eligible to participate in benefit plans maintained for all U.S. employees providing medical, dental, vision, disability and life insurance. These benefits are intended to be competitive with other benefits offered within our peer group and other high technology companies. Named Executive Officers are also eligible for an executive health program, including an annual comprehensive physical exam, paid for by the Company.

Retirement Benefits

On December 2, 2004, we established our 401(k) Plan, a tax-qualified plan subject to the Employee Retirement Income Security Act of 1974, as amended, or (ERISA). The 401(k) Plan provides retirement benefits to all eligible U.S. employees, including the Named Executive Officers, and allows an employee to defer up to 75% of his or her eligible compensation, not to exceed the Internal Revenue Service (IRS) limit. Employees may contribute on a pre-tax basis and/or on an after-tax basis with the Roth 401(k). We make matching contributions to the 401(k) Plan each pay period based upon the employee’s rate of deferral. Our contributions are made at a ratio of one dollar matched per one dollar deferred by the employee, up to a maximum deferral rate of five percent of the employee’s eligible compensation. Employee pre-tax contributions to the 401(k) Plan are not subject to Federal tax until distributed from the 401(k) Plan. Employee Roth 401(k) contributions to the 401(k) Plan will not reduce current taxes, but under current tax law Roth contributions and their associated investment earnings are not taxable when distributed from the plan. Employee and Company contributions to our 401(k) Plan are, at all times, fully vested and non-forfeitable. Amounts allocated to each participating employee are eligible for distribution in the event of retirement, death, disability or other termination of employment.

In February 2009, as one of the cost savings initiatives we implemented in response to the macro-economic environment, we temporarily suspended our matching contributions to the 401(k) Plan, which impacted U.S. employees, including our Named Executive Officers. Effective January 1, 2010, we reinstated our matching contributions to the 401(k) Plan, which impacted U.S. employees, including our Named Executive Officers. Matching contributions made under the 401(k) Plan are included in the 2009 Summary Compensation Table under column (i).

Perquisites

The principal perquisite programs that we provided to certain Named Executive Officers in 2009 included use of our aircraft, payment of expenses (including all travel expenses) associated with working at our office in Austin, Texas, and gross-up of taxes for commuting expenses. Each of these is described in further detail below.

Other than the Chairman and Chief Executive Officer, none of our executive officers may use our aircraft for personal use. Our aircraft use policy allows (1) the Chairman and Chief Executive Officer 50 hours of aircraft use for personal travel, (2) immediate family members of the Chairman and Chief Executive Officer to accompany the Chairman and Chief Executive Officer on business travel and (3) personal emergency use. The policy further provides that we will not gross up any tax liability incurred by the Chairman and Chief Executive Officer with respect to his personal use or his immediate family members use when accompanying the Chairman and Chief Executive Officer on business travel. However, we will gross-up the tax liability incurred by the Chairman and Chief Executive Officer with respect to use of our aircraft when traveling between San Jose, California and our office in Austin, Texas and vice versa for commuting purposes.

In 2009, we provided Mr. Beyer with an automobile and lodging for his use while working at our office in Austin, Texas. We also paid a gross up for the tax liability incurred by him with respect to his use of the automobile and lodging.

Policies and Decisions Regarding the Adjustment or Recovery of Awards

The equity grants and proceeds from equity grants received by our Named Executive Officers are subject to covenants and agreements that require those executive officers to forfeit equity or repay the proceeds from equity grants in the event that they violate non-competition or non-solicitation covenants.

Share Ownership Guidelines

Because we are not listed as a publicly-traded company on a stock exchange, we do not have share ownership guidelines for our Named Executive Officers. As discussed above, the transferability of equity owned by Named Executive Officers under long-term incentive programs is restricted.

Named Executive Officers Employment Agreements

Mr. Beyer’s Employment Agreement

On February 11, 2008 the Company entered into an employment agreement with Richard M. Beyer, Chief Executive Officer and Chairman of the Board of Directors.

In addition to base salary, short-term and long-term incentives, Mr. Beyer’s employment agreement also provides for certain executive benefits and perquisites, as described above in Benefits and Perquisites.

Under his agreement, Mr. Beyer is also entitled to severance upon a qualifying termination of employment. The severance is generally equal to two times (three times upon a qualifying termination following a change in control) the sum of his annual base salary and target bonus. Upon a qualifying termination not in connection with a change in control, Mr. Beyer is also entitled to accelerated vesting of certain equity and cash awards. In addition, we will provide a gross-up payment to Mr. Beyer with respect to any excise taxes resulting from parachute payments received by Mr. Beyer upon a qualifying termination following a change in control.

The employment agreement also includes a release of claims and non-competition and non-solicitation covenants by Mr. Beyer for a two-year period following termination of his employment with the Company for any reason.

Other Named Executive Officers Employment Agreement

We have entered into individual agreements with certain senior executives, including the Named Executive Officers other than Mr. Beyer, for, among other things, the payment of severance benefits under certain events.

Under the terms of the employment agreement, the Named Executive Officers are entitled to severance upon a qualifying termination of employment. Effective January 1, 2010, the severance is generally equal to one and a half times the Named Executive Officer’s annual base salary, except upon a qualifying termination following a change in control with good reason, under which the severance is equal to two times the sum of the Named Executive Officer’s annual base salary and bonus target. In addition, we will provide a gross-up payment to the Named Executive Officers with respect to any excise taxes resulting from parachute payments received upon a qualifying termination following a change in control.

Each of the employment agreements also include a release of claims and non-competition and non-solicitation covenants for an eighteen month period following termination of employment with the Company for any reason.

2009 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information regarding the compensation provided by Freescale, Holdings I and Parent to the Chief Executive Officer (CEO), the Chief Financial Officer (CFO), each of the three most highly compensated executive officers (other than the CEO and CFO) who were serving at the end of 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)		All Other Compensation ($) (i)		Total ($) (j)
Richard M. Beyer, Chief Executive Officer and Chairman of the Board	2009 2008	837,696 867,308	(1)	2,100,000	(2)	6,598,474 11,007,469	(4) (5)	8,129,371 —	(11)	4,983,375 —	(13)	890,426 726,607	(16)	21,439,342 14,701,384
Alan Campbell, Senior Vice President and Chief Financial Officer	2009	459,060	(1)			1,911,723	(6)	2,234,131	(11)	236,313	(14)	6,588	(17)	4,847,815
	2008	530,000		—		4,894,254	(7)	—		—		11,500		5,435,754
	2007	457,500		400,000	(3)	4,732,874	(8)	—		—		11,250		5,601,624
Alexander Pepe, Senior Vice President, Supply Chain	2009 2008	308,405 340,000	(1)	— —		974,208 2,924,635	(6) (7)	1,340,479 —	(11)	136,813 —	(14)	2,786 11,500	(18)	2,762,691 3,276,135
Henri Richard, Senior Vice President, Chief Sales and Marketing Officer	2009 2008	505,387 600,000	(1)	— —		975,476 235,362	(9) (10)	968,906 1,245,409	(11) (12)	373,125 —	(14)	5,295 12,267	(19)	2,828,189 2,093,038
Lisa T. Su, Senior Vice President, General Manager	2009 2008	357,982 372,692	(1)	— —		562,965 149,008	(9) (10)	658,310 934,381	(11) (12)	933,475 —	(15)	3,188 67,076	(20)	2,515,920 1,523,157

(1)	Represents the reduced base salary due to the voluntary cost savings initiatives during 2009, which included a temporary base salary reduction and one week off without pay per quarter during 2009. The resulting reduction for each Named Executive Officer was: Mr. Beyer—$262,304; Mr. Campbell—$85,940; Mr. Pepe—$57,557; Mr. Richard—$94,613; and Dr. Su—$67,018.

(2)	Represents (i) a $1,000,000 cash hiring bonus paid to Mr. Beyer upon joining Freescale in March 2008 in accordance with his employment agreement; and (ii) a guaranteed 2008 minimum bonus payment of $1,100,000 paid to Mr. Beyer under the terms of his employment agreement.

(3)	Represents a recognition award payment made to the Mr. Campbell in March 2008 determined by the Committee upon a review of each Named Executive Officer’s performance in 2007.

(4)	Amounts shown do not reflect compensation actually received in 2009 by Mr. Beyer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2009 associated with Class B Interests in Parent granted under the Interest Plan and outstanding restricted stock units for Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form10-K. For 2009, the ASC Topic 718 expense recognized by Freescale associated with Class B Interests in Parent for Mr. Beyer was $2,480,828. Mr. Beyer exchanged vested and unvested Class B Interests for stock options to purchase Holdings I common stock as part of the equity exchange completed on April 6, 2009, and all of his Class B Interests were cancelled. For 2009, the ASC Topic 718 expense recognized by Freescale associated with restricted stock units for Holdings I common stock for Mr. Beyer was $4,117,646.

(5)	Amounts shown do not reflect compensation actually received in 2008 by Mr. Beyer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2008 associated with Class B Interests in Parent granted under the Interest Plan and outstanding restricted stock units for Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2008, the ASC Topic 718 expense recognized by Freescale associated with Class B Interests in Parent, all of which were cancelled in 2009, for Mr. Beyer was $7,735,914. For 2008, the ASC Topic 718 expense recognized by Freescale associated with restricted stock units for Holdings I common stock for Mr. Beyer was $3,271,555.

(6)	Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2009 associated with Class B Interests in Parent granted under the Interest Plan, outstanding restricted stock units for Holdings I common stock and outstanding deferred restricted stock units payable in Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2009, the ASC Topic 718 expense recognized by Freescale associated with Class B Interests in Parent for certain Named Executive Officers was: Mr. Campbell—$1,205,825 and Mr. Pepe—$723,495. Mr. Campbell and Mr. Pepe exchanged vested and unvested Class B Interests for stock options to purchase Holdings I common stock as part of the equity exchange completed on April 6, 2009, and all of their Class B Interests were cancelled. For 2009, the ASC Topic 718 expense recognized by Freescale associated with restricted stock units for Holdings I common stock for certain Named Executive Officers was: Mr. Campbell—$201,832 and Mr. Pepe—$104,929. For 2009, the ASC Topic 718 expense recognized by Freescale associated with deferred restricted stock units for Holdings I common stock for certain Named Executive Officers was: Mr. Campbell—$504,066 and Mr. Pepe—$145,784. Please see the discussion under Item 11 – Compensation Discussion and Analysis for additional details regarding deferred restricted stock units.

(7)	Amounts shown do not reflect compensation actually received in 2008 by the Named Executive Officer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2008 associated with outstanding Class B Interests in Parent granted under the Interest Plan and outstanding restricted stock units for Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. For 2008, the ASC Topic 718 expense recognized by Freescale associated with Class B Interests in Parent, all of which were cancelled in 2009, for certain Named Executive Officers was: Mr. Campbell—$4,745,506 and Mr. Pepe—$2,847,304. For 2008, the ASC Topic 718 expense recognized by Freescale associated with outstanding restricted stock units for Holdings I common stock for certain Named Executive Officers was: Mr. Campbell—$148,748 and Mr. Pepe—$77,331.

(8)	Amounts shown do not reflect compensation actually received in 2007 by Mr. Campbell. Instead the amounts shown reflect compensation expense recognized during 2007 associated with outstanding Class B Interests in Parent granted under the Interest Plan, all of which were cancelled in 2009, calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K.

(9)	Reflects expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2009 associated with outstanding restricted stock units for Holdings I common stock and outstanding deferred restricted stock units payable in Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2009, the ASC Topic 718 expense recognized by Freescale associated with restricted stock units for Holdings I common stock for certain Named Executive Officers was: Mr. Richard—$308,330 and Dr. Su—$184,916. For 2009, the ASC Topic 718 expense recognized by Freescale associated with deferred restricted stock units payable in Holdings I common stock granted for certain Named Executive Officers was: Mr. Richard—$667,146 and Dr. Su—$378,049. Please see the discussion under Item 11 – Compensation Discussion and Analysis for additional details regarding deferred restricted stock units.

(10)	Represents expense calculated in accordance with ASC Topic 718 and recognized during 2008 associated with outstanding restricted stock units for Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. For 2008, the ASC Topic 718 expense recognized for certain Named Executive Officers was: Mr. Richard—$235,362 and Dr. Su – $149,008.

(11)

Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2009 associated with options to purchase Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan in connection with the Freescale Equity Exchange. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2009, the ASC Topic 718 expense recognized for Named Executive Officers was: Mr. Beyer—$8,129,371; Mr. Campbell—$2,234,131; Mr. Pepe—$1,340,479; Mr. Richard—$968,906; and Dr. Su—$658,310. The portion of this expense that was incremental expense calculated in accordance with ASC Topic 718 and recognized by Freescale in 2009 associated with these options is: Mr. Beyer—$1,118,809; Mr. Campbell—$498,959; Mr. Pepe—$299,375; Mr. Richard—$123,843; Dr. Su—$82,562.

(12)	Amounts shown do not reflect compensation actually received in 2008 by the Named Executive Officer. Instead the amounts shown reflect compensation expense calculated in accordance with ASC Topic 718 and recognized during 2008 associated with outstanding options to purchase Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. For 2008, the ASC Topic 718 expense recognized by Freescale associated with outstanding options for certain Named Executive Officers was: Mr. Richard—$1,245,409 and Dr. Su—$934,381. The fair market value of Holdings I common stock underlying the stock options of $1.24 per share as of December 31, 2008 was below the exercise price of $7.00 per share.

(13)	Represents (i) payment made to Mr. Beyer under the 2009 First Half Bonus Plan of $412,500; (ii) payment made to Mr. Beyer under the Second Half Bonus Plan of $408,375; (iii) $4,162,500 which was the amount vested in 2009 of Mr. Beyer’s deferred cash award of $12,500,000, granted on March 17, 2008 in connection with his employment agreement. The award vests 33.3% on the first and second anniversary date of Mr. Beyer’s employment date and 33.4% on the third anniversary date of Mr. Beyer’s employment date, March 17, 2008. Mr. Beyer is entitled to receive the vested portion of this deferred cash award on the earlier of his termination, death, disability, a change in control or March 17, 2011.

(14)	Represents payments made under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan to certain Named Executive Officers. Payments under the 2009 First Half Bonus Plan were: Mr. Campbell—$118,750; Mr. Pepe—$68,750; and Mr. Richard—$187,500. Payments under the 2009 Second Half Bonus Plan were: Mr. Campbell—$117,563; Mr. Pepe—$68,063; and Mr. Richard—$185,625.

(15)	Represents payments to Dr. Su of (i) $85,000 under the 2009 First Half Bonus Plan; (ii) $84,150 under the 2009 Second Half Bonus Plan; (iii) $764,325 representing one-third of a retention cash award of $2,295,000 in the aggregate, granted on October 6, 2008. The retention cash award vests one third on the first anniversary of the date of grant and two thirds on the third anniversary of the date of grant. In addition, between the first anniversary and the third anniversary of the date of grant, Dr. Su will be paid a prorated amount of the unpaid portion of the retention cash award upon her death, disability or termination of employment without cause.

(16)	Represents the aggregate value during 2009 of all perquisite and other income provided to Mr. Beyer of $890,426 including (i) an aggregate incremental cost to Freescale for Mr. Beyer’s use of our corporate aircraft of $763,154 consisting of (a) $603,292 related to flights taken by Mr. Beyer between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement and (b) $159,862 related to Mr. Beyer’s personal travel on our corporate aircraft as permitted under the terms of the Freescale Semiconductor, Inc. Aircraft Procedures and Use Policy as adopted by the Committee; (ii) $35,462 in income imputed to Mr. Beyer for lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iii) a gross up payment of $48,816 for tax liabilities incurred by Mr. Beyer as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iv) a gross up payment of $18,827 for tax liabilities incurred as a result of Mr. Beyer’s lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (v) $8,750 in income imputed to Mr. Beyer for use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (vi) a gross up payment of $7,379 for tax liabilities incurred as a result of Mr. Beyer’s use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; and (vii) $8,038 in company matching contributions to Mr. Beyer’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(17)	Represents perquisite and other income during 2009 provided to Mr. Campbell of (i) $4,088 in company matching contributions to Mr. Campbell’s account under the Freescale Semiconductor, Inc. 401(k) Plan and (ii) $2,500 for the executive health program.

(18)	Represents other income during 2009 provided to Mr. Pepe of $2,786 in company matching contributions to Mr. Pepe’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(19)	Represents perquisite and other income during 2009 provided to Mr. Richard of (i) $4,500 in company matching contributions to Mr. Richard’s account under the Freescale Semiconductor, Inc. 401(k) Plan and (ii) $795 for the executive health program.

(20)	Represents other income provided to Dr. Su of $3,188 in company matching contributions to Dr. Su’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by Holdings I in 2009 to our Named Executive Officers.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		Exercise or base price of option awards (#) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)		Target (#) (g)		Maximum (#) (h)
Richard M. Beyer	2/4/09	0	(1)	825,000	(1)	1,650,000	(1)	—		—		—		—		—	—
	4/6/09	—		—		—		—		—		—		13,220,064	(4)	1.24	6,054,000	(6)
	7/29/09	0	(2)	825,000	(2)	1,650,000	(2)	—		—		—		—		—	—
Alan Campbell	1/5/09	—		—		—		0	(3)	1,645,161	(3)	3,290,322	(3)	—		—	2,040,000	(7)
	2/4/09	0	(1)	237,500	(1)	475,000	(1)	—		—		—		—		—	—
	4/6/09	—		—		—		—		—		—		5,485,461	(4)	1.24	2,699,921	(6)
	7/29/09	0	(2)	237,500	(2)	475,000	(2)	—		—		—		—		—	—
Alexander Pepe	1/5/09	—		—		—		0	(3)	475,806	(3)	951,612	(3)	—		—	589,999	(7)
	2/4/09	0	(1)	137,500	(1)	275,000	(1)	—		—		—		—		—	—
	4/6/09	—		—		—		—		—		—		3,291,277	(4)	1.24	1,619,953	(6)
	7/28/09	0	(2)	137,500	(2)	275,000	(2)	—		—		—		—		—	—
Henri Richard	1/5/09	—		—		—		0	(3)	2,177,419	(3)	4,354,838	(3)	—		—	2,700,000	(7)
	2/4/09	0	(1)	375,000	(1)	750,000	(1)	—		—		—		—		—	—
	4/6/09	—		—		—		—		—		—		1,558,441	(5)	1.24	670,130	(6)
	7/29/09	0	(2)	375,000	(2)	750,000	(2)	—		—		—		—		—	—
Lisa T. Su	1/5/09	—		—		—		0	(3)	1,233,871	(3)	2,467,742	(3)	—		—	1,530,000	(7)
	2/4/09	0	(1)	170,000	(1)	340,000	(1)	—		—		—		—		—	—
	4/6/09	—		—		—		—		—		—		1,038,960	(5)	1.24	446,753	(6)
	7/29/09	0	(2)	170,000	(2)	340,000	(2)	—		—		—		—		—	—

(1)	Amounts represent target bonus awards under the 2009 First Half Bonus Plan. The minimum payment under the 2009 First Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was 2 times the target amount. The Committee exercised its discretion to reduce the target bonus amount used to calculate the actual payments by 50% based on the company’s ability to fund the bonus pool due to the macro-economic environment. Please see the discussion under Item 11 – Compensation Discussion and Analysis for additional details regarding performance under the 2009 First Half Bonus Plan. Actual payments made under the 2009 First Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$412,500; Mr. Campbell—$118,750; Mr. Pepe—$68,750; Mr. Richard—$187,500; and Dr. Su—$85,000.

(2)	Amounts represent target bonus awards under the 2009 Second Half Bonus Plan. The minimum payment under the 2009 Second Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was 2 times the target amount. The Committee exercised its discretion to reduce the target bonus amount used to calculate the actual payments by 50% based on the company’s ability to fund the bonus pool due to the macro-economic environment. Please see the discussion under Item 11 – Compensation Discussion and Analysis for additional details regarding performance under the 2009 Second Half Bonus Plan. Actual payments made under the 2009 Second Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$408,375; Mr. Campbell—$117,563; Mr. Pepe—$68,063; Mr. Richard—$185,625; and Dr. Su—$84,150.

(3)

These grants reflect deferred restricted stock units payable in Holdings I common stock granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final number of units will be adjusted based on actual performance, and can range between 0 and 2 times the target amount of the award. An additional vesting period of one year must be completed following the final determination of the number of units, subject to continued employment. A Named Executive Officer may elect to defer receipt of the Holdings I common stock represented by the final award amount for at least a five-year deferral period, subject to the terms and conditions of the award agreement. If after a Change of Control the Named Executive Officer’s employment is terminated by the Company or any successor thereto without Cause or by the participant for Good Reason, the deferred stock unit award will immediately become fully vested.

(4)	Represents grants under the Freescale Holdings 2006 Management Incentive Plan to Messrs. Beyer, Campbell and Pepe for stock options to purchase common stock of Holdings I. These options were granted in exchange for vested and unvested Class B Limited Partnership Interests in Freescale Holdings L.P. (“Class B Interests”). All of Messrs. Beyer’s, Campbell’s and Pepe’s Class B Interests tendered for exchange were cancelled. The stock options to purchase Holdings I common stock vest in equal installments on the first, second, third and fourth anniversary of the date of grant, subject to continued employment.

(5)	Represents grants under the Freescale Holdings 2006 Management Incentive Plan to Mr. Richard and Dr. Su for stock options to purchase common stock of Holdings I. These options were granted in exchange for vested and unvested stock options to purchase Holdings I common stock. All of Mr. Richard’s and Dr. Su’s exchanged stock options to purchase Holdings I common stock tendered for exchange were cancelled. The stock options vest in equal installments on the first, second, third and fourth anniversary date of the grant, subject to continued employment.

(6)	Represents the incremental fair value of outstanding options to purchase Holdings I common stock granted under the Freescale Holdings 2006 Management Incentive Plan, as calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. These options were granted as a result of the April, 2009 Equity Exchange.

(7)	On December 31, 2009, the fair market value of Holdings I common stock was $1.24.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Name (a)	Exercisable (b)		Unexercisable (c)
Richard M. Beyer	—		13,220,064	(2)	—	1.24	4/6/2019	—		—		—		—
	—		—		—	—	—	1,401,261	(4)	1,737,564	(8)	—		—
Alan Campbell	205,714.28	(1)	—		—	3.32	5/11/2012	—		—		—		—
	344,520.00	(1)	—		—	5.50	4/24/2013	—		—		—		—
	—		—		—	—	—	85,873	(5)	106,483	(8)	—		—
	—		—		—	—	—	—		—		1,645,161	(9)	2,040,000	(8)
	—		5,485,461	(2)	—	1.24	4/6/2019	—		—		—		—
Alexander Pepe	180,605.71	(1)	—		—	5.50	4/24/2013	—		—		—		—
	—		—		—	—	—	44,644	(5)	55,359	(8)	—		—
	—		—		—	—	—	—		—		475,806	(9)	589,999	(8)
	—		3,291,277	(2)	—	1.24	4/6/2019	—		—		—		—
Henri Richard	—		—		—	—	—	10,000	(6)	12,400	(8)	—		—
	—		—		—	—	—	118,173	(5)	146,535	(8)	—		—
	—		—		—	—	—	—		—		2,177,419	(9)	2,700,000	(8)
	—		1,558,441	(3)	—	1.24	4/6/2019	—		—		—		—
Lisa T. Su	—		—		—	—	—	15,000	(7)	18,600	(8)	—		—
	—		—		—	—	—	58,300	(5)	72,292	(8)	—		—
	—		—		—	—	—	—		—		1,233,871	(9)	1,530,000	(8)
	—		1,038,960	(3)	—	1.24	4/6/2019	—		—		—		—

(1)	Rollover options granted under the Freescale Holdings 2006 Management Incentive Plan on December 1, 2006. The stock options granted under this plan were granted in accordance with Section 424 of the Code.

(2)	Stock options to purchase Holdings I common stock granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on April 6, 2009 in exchange for vested and unvested Class B Limited Partnership Interests in Freescale Holdings L.P. (“Class B Interests”) held by Messrs. Beyer, Campbell and Pepe. The stock options to purchase Holdings I common stock vest in equal installments on the first, second, third and fourth anniversary date of the grant, subject to continued employment.

(3)	Stock options to purchase Holdings I common stock granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on April 6, 2009 in exchange for vested and unvested stock options to purchase Holdings I common stock held by Mr. Richard and Dr. Su. The stock options to purchase Holdings I common stock vest in equal installments on the first, second, third and fourth anniversary date of the grant, subject to continued employment.

(4)	Restricted stock units granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units vest in equal installments on the first, second and third anniversary dates of Mr. Beyer’s employment start date, March 17, 2008.

(5)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on April 7, 2008. The restricted stock units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments thereafter, subject to continued employment.

(6)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on October 1, 2007. The restricted stock units vest in equal installments on the first, second, third and fourth anniversary date of the grant, subject to continued employment.

(7)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on July 2, 2007. The restricted stock units vest in equal installments on the first, second, third and fourth anniversary date of the grant, subject to continued employment.

(8)	On December 31, 2009, the fair market value per share of Holdings I common stock was $1.24.

(9)	Deferred restricted stock unit awards granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on January 5, 2009. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final amount of units will be adjusted based on actual performance, and can range between 0 and 2 times the target amount. An additional vesting period of one year must be completed following the final determination of the number of units.

2009 OPTION EXERCISES AND STOCK VESTED TABLE

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Richard M. Beyer	—	—	699,579	(1)	867,478	(5)
Alan Campbell	—	—	51,522	(2)	63,887	(5)
Alexander Pepe	—	—	26,785	(2)	33,213	(5)
Henri Richard	—	—	5,000	(3)	6,200	(5)
	—	—	70,903	(2)	87,920	(5)
Lisa T. Su	—	—	7,500	(4)	9,300	(5)
	—	—	34,977	(2)	43,371	(5)

(1)	Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan per the terms of Mr. Beyer’s employment agreement. The restricted stock units vest in equal installments on the first, second and third anniversary dates of Mr. Beyer’s employment start date, March 17, 2008. Shares of Holdings I common stock will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change of control or the fifth anniversary of the date of grant.

(2)	Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units were granted on April 7, 2008. The units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested, subject to continued employment. Shares of Holdings I common stock will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change of control or the seventh anniversary of the date of grant.

(3)

Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units were granted on October 1, 2007. The units vest in four equal annual installments on each anniversary date of the date of grant, beginning on the first anniversary date of grant subject to Mr. Richard’s continued employment. Shares of Holdings I common stock will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change of control or the seventh anniversary of the date of grant.

(4)	Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units were granted on July 2, 2007. The units vest in four equal annual installments on each anniversary date of the date of grant, beginning on the first anniversary date of grant subject to Dr. Su’s continued employment. Shares of Holdings I common stock shall become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change of control or the seventh anniversary of the date of grant.

(5)	On the vesting date in 2009, the fair market value of Holdings I common stock was $1.24 per share.

2009 DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)		Option Awards ($) (d)		Total ($) (h)
Richard M. Beyer (1)(2)	0		0		0
Daniel F. Akerson (1)	0		0		0
Kevin R. Burns (1)	0		0		0
Stephen P. Kaufman(3)	100,000	(4)	90,945	(5)	190,945
Thomas Lister (1)	0		0		0
John W. Marren (1)	0		0		0
James A. Quella (1)	0		0		0
Paul C. Schorr, IV (1)	0		0		0
Peter Smitham (1)	0		0		0
Claudius E. Watts IV (1)	0		0		0

(1)	Serves as a member of the Board of Directors of Holdings I and the Board of Directors of Freescale Semiconductor, Inc.

(2)	Mr. Beyer is an employee of Freescale Semiconductor, Inc. and did not receive compensation for his services as a member of the Board of Directors of Holdings I and the Board of Directors of Freescale Semiconductors, Inc.

(3)	On October 20, 2009 the Board of Directors of Freescale Holdings GP, Ltd, the ultimate parent of Holdings I and Freescale Semiconductor, Inc., accepted Mr. Kaufman’s resignation from the Board of Directors of Freescale Holdings GP, Ltd. Upon his resignation, the Board of Directors accelerated the vesting of Mr. Kaufman’s stock options to be vested and exercisable for up to 31,250 shares of Holdings I common stock. The Board of Directors also authorized an extension of the exercise period of the vested stock options until November 30, 2011 or the tenth business day after Freescale communicates its annual valuation for 2011.

(4)	As an independent director of Freescale Holdings GP, Ltd, the ultimate parent of Holdings I, Mr. Kaufman received annual director fees of $100,000. Mr. Kaufman did not serve on the Board of Directors of Holdings I or the Board of Directors of Freescale Semiconductor, Inc.

(5)	On April 6, 2009, Mr. Kaufman was granted 125,000 stock options to purchase Holdings I common stock under the terms of the Freescale Holdings 2006 Management Incentive Plan in exchange for vested and unvested stock options to purchase Holdings I common stock held by Mr. Kaufman. Although, these nonqualified stock options vest in equal installments on the first, second, third and fourth anniversary of the date of grant, with an exercise price of $1.24 per share, stock options to purchase 31,250 shares of Holdings I common stock were accelerated upon Mr. Kauffman’s resignation from the Board of Directors of Freescale Holdings GP, Ltd. and the remaining options were forfeited and cancelled. The incremental fair value associated with these options to purchase Holdings I common stock is $53,750, as calculated in accordance with ASC Topic 718. The grant date fair value of this stock option was $98,750 as calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Form 10K.

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name (a)	Benefit (b)	Termination w/o Cause or for Good Reason (c)		Termination w/o Cause or for Good Reason After Change in Control (d)		Voluntary Termination (e)		Death (f)		Disability (g)		Change in Control (h)
Richard M. Beyer	—	19,570,311	(1)	21,722,710	(1)	—	(3)	15,062,564	(1)	15,062,564	(1)	14,237,564	(1)
Alan Campbell	—	1,659,806	(2)	4,322,755	(2)	—	(3)	488,983	(2)	488,983	(2)	106,483	(2)
Alexander Pepe	—	959,683	(2)	2,019,545	(2)	—	(3)	165,984	(2)	165,984	(2)	55,359	(2)
Henri Richard	—	1,997,324	(2)	5,772,466	(2)	—	(3)	665,185	(2)	665,185	(2)	158,935	(2)
Lisa T. Su	—	1,198,724	(2)	3,260,147	(2)	—	(3)	282,236	(2)	282,236	(2)	90,891	(2)

(1)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of medical benefits over a three-year period. Amount does not include payment for accrued but unused paid time off and unreimbursed travel and entertainment expenses. The potential payment under a Change in Control does not include any estimated payments required under Mr. Beyer’s employment agreement regarding Section 280G tax gross-up payments.

(2)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of medical benefits over a two-year period. Amount does not include payment for accrued but unused paid time off and unreimbursed travel and entertainment expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

(3)	Upon voluntary termination, Named Executive Officers are eligible for a payment of accrued but unused paid time off and unreimbursed travel and entertainment expenses.

2009 Potential Payments Upon Termination or Change in Control

Mr. Beyer

Under the terms of the employment agreement for Mr. Beyer, in the event that his employment is terminated other than for Cause, death or Disability, or it is terminated by Mr. Beyer for Good Reason (as those terms are defined in the employment agreement), he will be entitled to receive, subject to his execution of a release: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to two times the sum of base salary and target bonus; (4) continued medical and life insurance until Mr. Beyer is eligible for Medicare or another employer’s plan at the same cost provided to active employees; and (5) any other amounts or benefits required to be paid or provided which he is eligible to receive, based on accrued benefits through the date of termination.

If at any time following a “Change in Control” (as defined in the employment agreement), Mr. Beyer’s employment is terminated other than for Cause, death or Disability, or it is terminated by him for Good Reason (as those terms are defined in the employment agreement), he will be entitled to receive: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to three times the greater of his annual base salary during the three years prior to the change in control and his annual base salary on the date of termination; (4) a cash payment equal to three times the highest annual bonus (including any portion thereof that has been deferred and annualized for any fiscal year consisting of less than 12 months or during which he was employed for less than 12 months) that he received during the five fiscal years prior to the date of termination; and (5) continued medical and life insurance until Mr. Beyer is eligible for Medicare or another employer’s medical plan at the same cost provided to active employees. If Mr. Beyer is terminated by us (other than for Cause) within the nine-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then he shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Mr. Beyer will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

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

Named Executive Officers, excluding Mr. Beyer

Named Executive Officers, excluding Mr. Beyer, are entitled to benefits under the Executive Employment Agreement (the “Executive Agreement”). The Executive Agreement provides the following payments and benefits in the event that the executive’s employment is terminated for any reason other than termination for “Good Cause”, Disability or death (as those terms are defined in the Executive Agreement): (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter; and (5) the amount equal to the product of (x) 1.5 and (y) the executive’s base salary, and continuation of certain benefits for a period of up to eighteen months after termination date.

Under the Executive Agreement if at any time following a “Change in Control”, employment is terminated other than for Cause, death or Disability, or it is terminated by the executive for Good Reason (as those terms are defined in the Executive Agreement), the executive will be entitled to receive: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon our performance if termination occurs after the first quarter; (5) a cash payment equal to two times the executive’s annual base salary on the date of termination; (6) a cash payment equal to two times the executive’s target bonus for the year of termination; and (7) continued medical and life insurance for a period of two years following the date of termination at the same cost as active employees. If the executive is terminated by us (other than for Cause) within the six-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then the executive will be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, the Named Executive Officers subject to the Executive Agreement will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

The Executive Agreement contains a Section 280G tax gross-up provision in the event of a Change in Control that occurs other than at a time when our common stock or the common stock of any of our affiliates is not readily tradable on an established securities market or otherwise.

The Executive Agreement contains restrictive covenants including non-solicit and non-competition provisions that remain in effect during the eighteen-month period following termination of employment for Cause or as a result of voluntary resignation other than for Good Reason.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

        Holdings I directly owns all of the outstanding common shares of Freescale Semiconductor Holdings II, Ltd., which is the direct owner of Freescale Semiconductor Holdings III, Ltd., which is the direct owner of Freescale Semiconductor Holdings IV, Ltd., which is the direct owner of Freescale Semiconductor Holdings V, Inc. (“Holdings V”). Holdings V owns, directly and as trustee, all of the outstanding common stock of Freescale Semiconductor, Inc. The following table presents information regarding beneficial ownership of the common shares of Holdings I as of February 1, 2010 by each person who is known by us to beneficially own more than 5% of the common shares of Holdings I, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group. The following table also presents information regarding the beneficial ownership of the Class A Limited Partnership Interests of Freescale Holdings L.P., parent of Holdings I (“Parent”), held by our directors, each of the Named Executive Officers and by all of our directors and executive officers as a group. None of our current directors or executive officers hold any Class B Limited Partnership Interests of Freescale Holdings L.P. Security numbers have been rounded down to the nearest whole security.

        Beneficial ownership is determined in accordance with the rules of the SEC. Each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Information with respect to each fund described in the table is based on information provided to us by such funds. Unless otherwise indicated, the address of each person named in the table is c/o Freescale Semiconductor, Inc., 6501 William Cannon Drive West, Austin, Texas 78735.

In computing the number of shares of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options, restricted stock units or warrants held by that person that are currently exercisable or exercisable within 60 days of February 1, 2010. We did no deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Freescale Semiconductor Holdings I, Ltd.		Freescale Holdings, L.P.
Name of Beneficial Owner	Common Shares	% of Common Shares Outstanding	Class A Limited Partnership Interest(1)	% of Class A Limited Partnership Interest(%)
Freescale Holdings L.P.(1)	1,061,264,846	99.98	—	—
Richard M. Beyer(2)	1,399,158	*	—	—
Alan Campbell(2)	610,343	*	742	*
Daniel F. Akerson(3)	—	—	1,125,000	15.91
Kevin R. Burns (4)	—	—	—	—
James A. Quella (5)	—	—	3,395,055	48.02
Thomas H. Lister(6)	—	—	1,363,750	19.29
John W. Marren(4)	—	—	—	—
Paul C. Schorr, IV(5)	—	—	3,395,055	48.02
Peter Smitham(6)	—	—	—	—
Claudius E. Watts, IV(3)	—	—	1,125,000	15.91
Henri Richard (2)	92,720	*	—	—
Lisa T. Su (2)	55,806	*	—	—
Alexander Pepe (2)	211,855	*	—	—
Directors and Executive Officers as a group(7)	2,571,159	*	5,884,547	83.23

*	Represents less than 1%.

(1)	Includes 49,198,464 common shares subject to the Warrant Agreement, dated December 1, 2006, between Parent and Holdings I. Freescale Holdings G.P., Ltd. (“Freescale GP”) is the general partner of Parent and as such exercises voting and dispositive power with respect to such shares. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (collectively, the “Funds”), as described below, and each fund appoints two directors to the board of directors of Freescale GP. Holders of limited partnership interests in Parent have limited voting rights and no voting or dispositive power over the shares of Holdings I held by Parent.

The Blackstone Funds’ ownership of Freescale GP includes (i) 88 shares held by Blackstone Capital Partners (Cayman) V L.P. (“BCP V”), whose general partner is Blackstone Management Associates (Cayman) V L.P. (“BMA V”); (ii) 82 shares held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V-A”), whose general partner is BMA V; (iii) 70 shares held by BCP (Cayman) V-S L.P. (“BCP V-S”), whose general partner is BMA V; (iv) 7 shares held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“BFIP V-SMD”), whose general partner is BMA V; (v) 2 shares held by Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”), whose general partner is BMA V; and (vi) 1 share held by Blackstone Participation Partnership (Cayman) V L.P. (“BPP V” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD and BFIP V, the “Blackstone Funds”), whose general partner is BMA V. Stephen A. Schwarzman is a founding member of BMA V and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA V and Mr. Schwarzman disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

The Carlyle Funds’ ownership of Freescale GP includes (i) 167 shares held by Carlyle Partners IV Cayman, L.P. (“CP IV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 33 shares held by CEP II Participations Sarl SICAR (“CEP II P”), which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 27 shares held by Carlyle Asia Partners II, L.P (“CAP II”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 14 shares held by Carlyle Japan Partners, L.P. (“CJP”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 7 shares held by CP IV Coinvestment Cayman, L.P (“CP IV Co-Investment”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 1 share held by CAP II Co-Investment, L.P. (“CAP II Co-Investment”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 1 share held by CJP Co-Investment, L.P. (“CJP Co-Investment” and, together with CP IV, CEP II P, CP IV Co-Investment, CAP II, CAP II Co-Investment and CJP, the “Carlyle Funds”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The shares beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle Shares.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Limited, a Cayman Islands exempted limited liability company. DBD Cayman, Limited has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman, Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004.

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

The TPG Funds’ ownership of Freescale GP includes (i) 75 shares held by TPG Partners IV-AIV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV-AIV, L.P.; (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“TPG V”), whose general partner is TPG GenPar V-AIV, L.P.; (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”), whose general partner is TPG GenPar V, L.P.; and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B” and, together with TPG IV, TPG V and TPG FOF A, the “TPG Funds”), whose general partner is TPG GenPar V, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG GenPar IV-AIV, L.P., TPG GenPar V-AIV, L.P. and TPG GenPar V, L.P. may be deemed to have beneficial ownership with respect to the shares owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG, 301 Commerce Street, Fort Worth, Texas 76102.

(2)	Common shares listed represent shares issuable upon exercise of options and restricted stock units that are currently exercisable and/or vested, or exercisable and/or vested within 60 days of February 1, 2010.

(3)

Mr. Akerson and Mr. Watts were appointed to the board of directors of Freescale GP by the Carlyle Funds. See note (1) above. Mr. Akerson and Mr. Watts are each Managing Directors at The Carlyle Group. Class A limited partnership interests represent amounts held by the Carlyle Funds as set forth above. Mr. Akerson and Mr. Watts each disclaim beneficial ownership of any shares or interests owned directly or indirectly by such Carlyle Funds, except to the extent of his pecuniary interest therein. Amount is comprised of the following: (i) 754,527.16 Class A limited partnership interests held by CP IV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 30,472.84 Class A limited partnership interests held by CP IV Co-Investment, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 150,000.00 Class A limited partnership interests held by CEP II P, which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 121,585.87 Class A limited partnership interests held by CAP II, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 61,494 Class A limited partnership interests held by CJP, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 3,506 Class A limited partnership interests held by CJP Co-Investment, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The Class A limited partnership interests beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle LP Interests.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Limited, a Cayman Islands exempted limited liability company. DBD Cayman, Limited has investment discretion and dispositive power over the Carlyle LP Interests. DBD Cayman, Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle LP Interests requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle LP Interests except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004. See also note (1) above.

(4)	Mr. Burns and Mr. Marren were appointed to the board of directors of Freescale GP by the TPG Funds. See note (1) above. Mr. Burns and Mr. Marren are each Partners of TPG. Neither Mr. Burns nor Mr. Marren may be deemed to have beneficial ownership with respect to the interests owned by the TPG Funds. The TPG Funds own the following: (i) 300,000 Class A limited partnership interests held by TPG IV, whose general partner is TPG GenPar IV-AIV, L.P.; (ii) 696,706 Class A limited partnership interests held by TPG V, whose general partner is TPG GenPar V-AIV, L.P; (iii) 1,823 Class A limited partnership interests held by TPG FOF A, whose general partner is TPG GenPar V, L.P.; and (iv) 1,470 Class A limited partnership interests held by TPG FOF B, whose general partner is TPG GenPar V, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG GenPar IV-AIV, L.P., TPG GenPar V-AIV, L.P. and TPG GenPar V, L.P. may be deemed to have investment powers and beneficial ownership with respect to the interests owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG Capital, 301 Commerce Street, Fort Worth, Texas 76102. See also note (1) above.

(5)	Mr. Quella and Mr. Schorr were appointed to the board of directors of Freescale GP by the Blackstone Funds. See note (1) above. Mr. Schorr and Mr. Quella are each Senior Managing Directors of The Blackstone Group. Class A limited partnership interests represent amounts held by the Blackstone Class A Funds (defined below) as set forth below. Mr. Schorr and Mr. Quella each disclaims beneficial ownership of any shares or interests owned directly or indirectly by the Blackstone Class A Funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 31,793.46 Class A limited partnership interests held by BFIP V-SMD, whose general partner is BMA V; (v) 12,378.17 Class A limited partnership interests held by BFIP V, whose general partner is BMA V; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BMA V; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD, BFIP V, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. Stephen A. Schwarzman is a founding member of BMA V and as such may be deemed to share beneficial ownership of the interests held or controlled by the Blackstone Class A Funds. Each of BMA V and Mr. Schwarzman disclaims beneficial ownership of such interests, except to the extent of such person’s pecuniary interest therein. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. See also note (1) above.

(6)

Mr. Lister and Mr. Smitham were appointed to the board of directors of Freescale GP by the Permira Funds. See note (1) above. Mr. Lister is a Co-Managing Partner of Permira. As of December 31, 2009, Mr. Smitham is no longer a Partner of Permira but remains a member of Permira Advisers, LLP. Class A limited partnership interests represent amounts held by the various Permira Class A Funds and Co-Investors (defined below) as set forth below. Mr. Lister and Mr. Smitham each disclaim beneficial ownership of any shares or interests owned directly or indirectly by the Permira Class A Funds and Co-Investors, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.; (iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is WPMG SDF I, LLC; (vi) 4,500 Class A limited partnership interests held by Wilshire U.S. Private Markets Fund VII, L.P. (“PMF VII”), whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is Standard Life Investments (Private Equity) Limited; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is Standard Life Investments (Private Equity) Limited; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is Standard Life Investments (Private Equity) Limited; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is Standard Life Investments (Private Equity) Limited; (xiv) 53.21 Class A limited partnership interests held by ESP Co-

Investment Limited Partnership (“ESP Co-Investment”), whose manager is Standard Life Investments (Private Equity) Limited; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is Standard Life Investments (Private Equity) Limited; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is Standard Life Investments (Private Equity) Limited; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is Standard Life Investments (Private Equity) Limited; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is Standard Life Investments (Private Equity) Limited; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is Standard Life Investments (Private Equity) Limited; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is Standard Life Investments (Private Equity) Limited; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and, together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have investment power and beneficial ownership with respect to the Class A interests owned by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. See also note (1) above.

(7)	Includes 1,554,493 common shares issuable upon exercise of option and restricted stock units that are currently exercisable and/or vested, or exercisable and/or vested within 60 days of February 1, 2010. See notes (1) through (6) above.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

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

Management Fee Agreements

On December 2, 2006, following completion of the Merger, we entered into management agreements with affiliates or advisors of certain members of the Consortium, including affiliates or advisors of the Sponsors, pursuant to which such entities or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provide management and advisory services to us. Pursuant to such agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted

EBITDA, paid quarterly in advance, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. We paid an aggregate of $5 million for management services for the year ended December 31, 2009. The management agreements have a 10-year term but may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the Advisors will receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. The management agreements include customary exculpation and indemnification provisions in favor of the Advisors.

Equity Healthcare

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company has agreed to pay to Equity Healthcare a fee of $2 per employee per month (“PEPM Fee”). As of December 31, 2008, the Company had 7,169 employees enrolled in its health plans.

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

Other Arrangements

From time to time, we contract with TPG Capital for consulting services in our supply chain and manufacturing organization. We pay TPG Capital directly for the consulting services and reimburse reasonable, documented out-of-pocket expenses incurred by the consultants while providing those services. We paid TPG Capital a total of approximately $1 million, $2 million and less than $1 million in 2009, 2008 and 2007, respectively, for consulting services provide under these consulting contracts. TPG Capital is one of our Sponsors on behalf of which John Marren and Kevin Burns are members of our Board.

Statement of Policy Regarding Transactions with Related Persons

The Board of Directors has adopted a written policy to review and approve any related party transaction in excess of $5 million.

Item 14:	Principal Accountant Fees and Services

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for 2009 and 2008, and fees for other services rendered by KPMG LLP for 2009 and 2008:

	Year Ended December 31,
Fees	2009	2008
Audit Fees (1)	$2,323,000	$2,449,000
Tax fees	—	31,000
All other fees (2)	46,000	166,000

Total Fees	$2,369,000	$2,646,000

(1)	In 2009 and 2008, consists of services rendered in connection with the audit of our annual financial statements and statutory audits.

(2)	In 2009 and 2008, consists of services rendered in connection with local attestation requirements and other miscellaneous fees.

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

The audit, audit-related, tax and other services provided by KPMG LLP in 2009 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1[1]	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation.

3.1[1]	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.2[2]	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007.

3.3[1]	Certificate of Incorporation of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.4[2]	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.5[1]	Certificate of Incorporation of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.6[2]	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.7[1]	Certificate of Incorporation of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.8[2]	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.9[1]	Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on August 21, 2006.

3.10[1]	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 20, 2006.

3.11[1]	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 30, 2006.

3.12[1]	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on March 2, 2007.

3.13[1]	Certificate of Merger by and between Freescale Acquisition Corporation and Freescale Semiconductor, Inc.

3.14[1]	Amended and Restated Certificate of Incorporation of Freescale Semiconductor, Inc., filed with the Delaware Secretary of State on December 1, 2006.

3.15[2]	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd.

3.16[2]	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings II, Ltd.

3.17[2]	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings III, Ltd.

3.18[2]	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings IV, Ltd.

3.19[1]	By-Laws of Freescale Acquisition Holdings Corp.

3.20[2]	Amended and Restated By-Laws of Freescale Semiconductor, Inc.

3.21[3]	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008.

4.1[1]	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1/8% / 9 7/8% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014.

4.2[1]	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.3[1]	Registration Rights Agreement, dated December 1, 2006, between Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Freescale Acquisition Corporation, Freescale Acquisition Holdings Corp., Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd., and Freescale Holdings (Bermuda) IV, Ltd., for $5,950,000,000 notes of Freescale Acquisition Corporation, consisting of $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1 /8%/9 7/8% Senior PIK-Election Notes Due 2014, $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, and $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.4[1]	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture.

4.5[1]	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture.

4.6[1]	Form of Senior Fixed Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.7[1]	Form of Senior Floating Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.8[1]	Form of Senior Toggle Note (included as Exhibit A-2 to Exhibit 4.1).

4.9[1]	Form of Senior Subordinated Note (included as Exhibit A to Exhibit 4.2).

4.10[1]	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors.

4.11[1]	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P.

4.12[4]	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006.

4.13[4]	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006.

9.1[1]	Voting Trust Agreement, dated December 1, 2006, by and among Freescale Semiconductor, Inc., Firestone Acquisition Holdings Corp. and the Stockholders listed therein.

10.1[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Blackstone Management Partners V L.L.C.

10.2[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C.

10.3[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited.

10.4[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisers LLC.

10.5[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar IV—AIV, L.P.

10.6[1]	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar V—AIV, L.P.

10.7+[1]	Freescale Holdings 2006 Management Incentive Plan.

10.8+[1]	Form of Freescale Holdings Nonqualified Stock Option Agreement.

10.9+[1]	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option).

10.10+[1]	Form of Freescale Holdings Restricted Stock Unit Award Agreement.

10.11+[1]	Freescale Holdings Dividend Rights Plan.

10.12+[1]	Form of Freescale Holdings L.P. Award Agreement.

10.13+[1]	Freescale Holdings L.P. 2006 Interest Plan.

10.14[1]	$4,250,000,000 Credit Agreement, dated as of December 1, 2006, among Freescale Semiconductor, Inc., as Borrower, Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., As Foreign Holdings, Freescale Holdings (Bermuda) III, Ltd., as Parent, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party hereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Joint Bookrunners.

10.15[1]	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent.

10.16[1]	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent.

10.17[1]	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent.

10.18[1]	Amendment No. 1, dated February 14, 2007, to the Credit Agreement dated as of December 1, 2006.

10.19+[1]	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.20+[1]	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-8, Registration No. 333-124570, filed with the SEC on May 3, 2005.

10.21+[1]	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Restricted Stock Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.22+[1]	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.23+[2]	Form of Holder’s Agreement.

10.24+[5]	Separation Agreement, dated February 12, 2008, between Freescale Semiconductor, Inc. and Michel Mayer.

10.25+[5]	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer.

10.26+[3]	Freescale Semiconductor Holdings 2007 Employee Incentive Plan.

10.27+[3]	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement.

10.28+[6]	Repurchase Letter Agreement, dated April 30, 2008, between Freescale Holdings L.P. and Michel Mayer.

10.29+[7]	Form Employment Agreement.

10.30[4]	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A.

10.31[4]	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent.

10.32[4]	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent.

10.33+[4]	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer.

10.34+[4]	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer.

10.35+[4]	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer.

10.36+[4]	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan.

10.37+[8]	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan.

10.38+[9]	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan.

10.39+[9]	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan.

10.40+[10]	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Paul Grimme.

10.41+[10]	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Sandeep Chennakeshu.

10.42+[11]	Form of Indemnification Agreement for the Company’s Directors and certain officers.

10.43+[11]	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009.

10.44+[11]	Form of Amendment to the Employment Agreement for certain officers.

10.45[12]	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd., Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent.

10.46+[13]	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests).

10.47+[13]	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options).

10.48+[14]	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement.

10.49+[15]	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009.

10.50+[15]	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009.

10.51[16]	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement.

12.1*	Statement of Computation of Ratios.

21.1*	Subsidiaries of Freescale Semiconductor Holdings I, Ltd.

24.1*	Power of Attorney (included on signature page hereof).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

+	= indicates a management contract or compensatory plan arrangement

[1]	Previously filed and incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007, registration number 333-141128.

[2]	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007, registration number 333-141128-05.

[3]	Previously filed and incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2008.

[4]	Previously filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

[5]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2008.

[6]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2008.

[7]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2008.

[8]	Previously filed and incorporated by reference to the Freescale Semiconductor, Inc. Current Report on Form 8-K, filed with the SEC on September 30, 2008.

[9]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2008.

[10]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2008.

[11]	Previously filed and incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2009.

[12]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2009.

[13]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2009.

[14]	Previously filed and incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 24, 2009.

[15]	Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2009.

[16]	Previously filed and incorporated by reference to the Freescale Semiconductor, Inc. Quarterly Report on Form 10-Q filed with the SEC on October 23, 2009.

*	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor Holdings I, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

By:	/S/ RICHARD BEYER
Richard Beyer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

February 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor Holdings I, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD BEYER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 4, 2010
Richard Beyer

/S/ ALAN CAMPBELL	Chief Financial Officer (Principal Financial Officer)	February 4, 2010
Alan Campbell

/S/ RANDY A. HYZAK	Chief Accounting Officer (Principal Accounting Officer)	February 4, 2010
Randy A. Hyzak

/S/ DANIEL F. AKERSON	Director	February 4, 2010
Daniel F. Akerson

/S/ KEVIN R. BURNS	Director	February 4, 2010
Kevin R. Burns

/S/ THOMAS H. LISTER	Director	February 4, 2010
Thomas H. Lister

/S/ JOHN W. MARREN	Director	February 4, 2010
John W. Marren

/S/ JAMES A. QUELLA	Director	February 4, 2010
James A. Quella

/S/ PAUL C. SCHORR, IV	Director	February 4, 2010
Paul C. Schorr, IV

/S/ PETER SMITHAM	Director	February 4, 2010
Peter Smitham

/S/ CLAUDIUS E. WATTS IV	Director	February 4, 2010
Claudius E. Watts IV

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.