Form 10-Q
period 2010-04-02
Freescale Semiconductor Holdings I, Ltd.
filed 2010-04-23
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

or

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

There is no public trading market for the registrant’s common stock. As of April 16, 2010 there were 1,012,347,091 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(in millions)	April 2, 2010	April 3, 2009
Net sales	$1,020	$840
Cost of sales	651	664

Gross margin	369	176
Selling, general and administrative	117	137
Research and development	191	244
Amortization expense for acquired intangible assets	121	122
Reorganization of businesses and other	1	24

Operating loss	(61)	(351)
(Loss) gain on extinguishment or modification of long-term debt, net	(47)	2,264
Other expense, net	(153)	(168)

(Loss) income before income taxes	(261)	1,745
Income tax benefit	(4)	(11)

Net (loss) income	$(257)	$1,756

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	April 2, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$1,191	$1,363
Accounts receivable, net	432	379
Inventory, net	617	606
Other current assets	326	335

Total current assets	2,566	2,683
Property, plant and equipment, net	1,234	1,315
Intangible assets, net	657	780
Other assets, net	337	315

Total assets	$4,794	$5,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$96	$114
Accounts payable	355	300
Accrued liabilities and other	494	481

Total current liabilities	945	895
Long-term debt	7,378	7,430
Deferred tax liabilities	130	131
Other liabilities	486	531

Total liabilities	8,939	8,987

Stockholders’ deficit:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at April 2, 2010 and December 31, 2009	5	5
Treasury stock, at cost	(1)	(1)
Additional paid-in capital	7,261	7,255
Accumulated other comprehensive earnings	43	43
Accumulated deficit	(11,453)	(11,196)

Total stockholders’ deficit	(4,145)	(3,894)

Total liabilities and stockholders’ deficit	$4,794	$5,093

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(in millions)	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net (loss) earnings	$(257)	$1,756
Depreciation and amortization	262	315
Reorganization of businesses and other	1	24
Stock-based compensation	6	16
Deferred incomes taxes	—	4
Loss (gain) on extinguishment and modification of long term debt	47	(2,264)
Other non-cash items	21	32
Change in operating assets and liabilities:
Accounts receivable, net	(52)	43
Inventory, net	(6)	40
Accounts payable and accrued liabilities	30	4
Other operating assets and liabilities	(26)	(50)

Net cash provided by (used for) operating activities	26	(80)

Cash flows from investing activities:
Capital expenditures, net	(42)	(15)
Proceeds from sale of businesses and investments	2	—
Sales and purchases of short-term investments, net	—	11
Proceeds from sale of property, plant and equipment and assets held for sale	11	1
Payments for purchase licenses and other assets	(19)	(13)

Net cash used for investing activities	(48)	(16)

Cash flows from financing activities (1):
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(837)	(36)
Debt issuance proceeds	750	—
Proceeds from revolving loans	—	184
Other	(48)	(6)

Net cash (used for) provided by financing activities	(135)	142

Effect of exchange rate changes on cash and cash equivalents	(15)	(7)

Net (decrease) increase in cash and cash equivalents	(172)	39
Cash and cash equivalents, beginning of period	1,363	900

Cash and cash equivalents, end of period	$1,191	$939

(1)	In the first quarter of 2009, a $2,264 non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4 to our December 31, 2009 Annual Report on Form 10-K.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation: With over 50 years of operating history, Freescale Semiconductor Holdings I., Ltd. (“Holdings I”) is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing and sales operations around the world. We currently focus on providing products to the automotive, consumer, industrial, networking and wireless infrastructure industries. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We sell our products directly to original equipment manufacturers, original design manufacturers and contract manufacturers through our global direct sales force.

The accompanying condensed consolidated financial statements for Holdings I as of April 2, 2010 and December 31, 2009, and for the three months ended April 2, 2010 and April 3, 2009 are unaudited, with the December 31, 2009 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 2, 2010 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“FSL, Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended April 2, 2010 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2009 Annual Report on Form 10-K. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

We recorded a net charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the close of the A&E Arrangement, which includes the extinguishment of debt and the issuance of the 10.125% Secured Notes, and gains on repurchases of debt. (Refer to Note 4 for definition and discussion of A&E Arrangement and the 10.125% Secured Notes.) This charge consisted of expenses associated with the A&E Arrangement which were not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”), the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs associated with closing the A&E Arrangement, partially offset by gains from repurchases of debt.

We recorded a $2,264 million pre-tax gain for debt extinguishment and modification, net in the accompanying Condensed Consolidated Statement of Operations in the first quarter of 2009 in connection with the Debt Exchange. (Refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for discussion of the transaction referred to as the Debt Exchange.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 2, 2010	April 3, 2009
Interest expense	$(148)	$(173)
Interest income	3	6

Interest expense, net	(145)	(167)

Other, net	(8)	(1)

Other expense, net	$(153)	$(168)

Cash paid for interest was $62 million and $90 million for the three months ended April 2, 2010 and April 3, 2009, respectively. In the first quarter of 2009, cash paid for interest included $39 million of interest paid in connection with the Debt Exchange.

Other, Net

During the first quarter of 2010, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) we recognized pre-tax losses in other, net of $6 million due to the change in the fair value of our interest rate swaps and interest rate caps, as well as $1 million loss attributable to foreign currency fluctuations. Additionally, we recorded a $1 million pre-tax loss in other, net related to one of our investments accounted for under the equity method.

Comprehensive (Loss) Income

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
Net (loss) income	$(257)	$1,756
Net change in fair value on derivative contracts	—	4
ASC Topic 715, “Compensation—Retirement Benefits” adjustment	—	2
Net change in cumulative translation adjustments	—	(5)

Total comprehensive earnings	$(257)	$1,757

During the first quarter of 2009, in accordance with ASC Topic 815, we reclassified a $1 million pre-tax loss from accumulated other comprehensive earnings to other, net in connection with the realization of the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge.

Balance Sheets Supplemental Information

Inventory, Net

Inventory consisted of the following:

	April 2, 2010	December 31, 2009
Work in process and raw materials	$459	$444
Finished goods	158	162

	$617	$606

As of April 2, 2010 and December 31, 2009, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $147 million and $155 million, respectively.

Property, Plant and Equipment, Net

Depreciation and amortization expense was approximately $121 million and $165 million for the three months ended April 2, 2010 and April 3, 2009, including capital lease amortization expense of approximately $4 million in both the current and prior year quarters. Accumulated depreciation and amortization was approximately $1,958 million and $1,821 million at April 2, 2010 and December 31, 2009, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of April 2, 2010 and December 31, 2009, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first quarter of 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of April 2, 2010:		(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$823	$823	$—	$—
Time deposits (1)	292	292	—	—
Asset-backed security (2)	5	—	—	5
Auction rate securities (3)	29	—	—	29
Foreign currency derivative contracts (4)	2	—	2	—
Interest rate cap arrangements (5)	3	—	3	—
Other derivative (3)	2	—	—	2

Total Assets	$1,156	$1,115	$5	$36

Liabilities
Interest rate swap agreements (6)	$12	$—	$12	$—
Foreign currency derivative contracts (4)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2009:		(Level1)	(Level2)	(Level3)
Assets
Money market mutual funds (1)	$1,013	$1,013	$—	$—
Time deposits (1)	267	267	—	—
Asset-backed security (2)	5	—	—	5
Auction rate securities (3)	30	—	—	30
Foreign currency derivative contracts (4)	2	—	2	—
Interest rate cap arrangements (5)	6	—	6
Other derivative (3)	3	—	—	3

Total Assets	$1,326	$1,280	$8	$38

Liabilities
Interest rate swap agreements (6)	$11	$—	$11	$—
Foreign currency derivative contracts (4)	4	—	4	—

Total Liabilities	$15	$—	$15	$—

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at April 2, 2010 and December 31, 2009:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	The asset-backed security is reported as other current assets.
(3)	ARS and other derivatives are reported as other current assets.
(4)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(5)	Interest rate cap arrangements are reported as other assets.
(6)	Interest rate swap agreements are reported as accrued liabilities and other or other liabilities at April 2, 2010 and in other liabilities at December 31, 2009.

Valuation Methodologies

The asset-backed security classified above as Level 3 is professionally managed and classified in other current assets. The pricing methodology applied includes a number of standard inputs to the valuation model including benchmark yields and other reference data. Due to the recent uncertainties in the credit markets, our asset-backed security with a fair value of $5 million as of April 2, 2010 is classified as Level 3.

Due to uncertainties in the credit markets, the auctions for our ARS have failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing is not available. Therefore, these securities are classified as Level 3 assets, and we have used a discounted cash flow (“DCF”) model to determine the estimated fair value as of April 2, 2010. The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the current environment. We have an arrangement with UBS whereby we can exercise our rights under the agreement and sell all of our ARS to UBS during the period of June 30, 2010 through July 2, 2012 for par value. As a result of this arrangement, our ARS are classified as other current assets on the accompanying Condensed Consolidated Balance Sheet as of April 2, 2010. The $2 million value of the redemption rights was determined using a discounted cash flow model similar to that used to value the ARS.

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. The fair value of our interest rate caps was also estimated based on market observable interest rate yield curves, as well as market observable interest rate volatility indexes. For foreign currency derivatives, our approach is to use forward contract valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2.

The following table summarizes the change in the fair value for Level 3 inputs for the three months ended April 2, 2010 and April 3, 2009, respectively:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended April 2, 2010	Asset-backed securities	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)

Balance as of January 1, 2010	$5	$30	$3	$—
Total gains or losses (realized or unrealized):
Included in earnings*	—	1	(1)	—	—
Included in OCI	—	—	—	—	—
Purchases, sales, issuances, and settlements, net	—	(2)	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance as of April 2, 2010	$5	$29	$2	$—	$—

The amount of total gains or losses for the quarter ended April 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of April 2, 2010*	$—	$1	$(1)	$—	$—

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended April 3, 2009	Asset-backed securities	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)

Balance as of January 1, 2009	$6	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	—	6	(4)	—	2
Included in OCI	—	1	—	—	1
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance as of April 3, 2009	$6	$35	$1	$(11)	$3

The amount of total gains or losses for the quarter ended April 3, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of April 3, 2009*	$—	$6	$(4)	$—	$2

*	The realized and unrealized gains (losses) reflected in the table above for the three months ended April 2, 2010 and April 3, 2009 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes (as defined in Note 4), which was $7,378 million and $7,036 million at April 2, 2010 and December 31, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of April 2, 2010, the fair value of these assets was $5 million.

(4) Debt

The carrying value of our long-term debt at April 2, 2010 and December 31, 2009 consisted of the following:

	April 2, 2010	December 31, 2009
Extended maturity term loan	$2,258	$—
Original maturity term loan	470	3,372
Revolving credit facility	532	644
Incremental term loans	566	558
Senior secured 10.125% notes due 2018	750	—
Senior unsecured floating rate notes due 2014	181	194
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	544	560
Senior unsecured 8.875% notes due 2014	1,357	1,382
Senior subordinated 10.125% notes due 2016	764	764
Foreign subsidiary loan	45	61

	7,467	7,535
Less: current maturities	(89)	(105)

Total long-term debt	$7,378	$7,430

Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the private placement of $750 million aggregate principal amount of 10.125% senior secured notes due 2018 (“the 10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the Original Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par. (Capitalized terms are defined in the “Credit Facility” discussion which follows.)

Certain lenders under the Credit Facility who participated in the partial prepayment of that debt also purchased the 10.125% Secured Notes (“Purchasers”). Effectively, a portion of the Revolver and Original Term Loan was exchanged by the Purchasers for 10.125% Secured Notes. This portion of the transaction was accounted for as a substantial modification of debt under the guidelines of ASC Subtopic 470-50. This conclusion was reached as the difference between the present value of the cash flows under the terms of the 10.125% Secured Notes and the present value of the cash flows under the portions of the Revolver and Original Term Loan held by the Purchasers exceeded 10 percent. A majority of the prepayments under the Credit Facility, however, were accomplished through an exchange of cash proceeds received from the issuance of the 10.125% Secured Notes, thus relieving FSL, Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the Credit Facility. This portion of the A&E Arrangement constitutes an extinguishment of debt under ASC Subtopic 470-50 and was accounted for accordingly.

The issuance of the Extended Term Loan and the extinguishment of a portion of the Original Term Loan does not meet the definition of a substantial modification of debt under the guidelines of ASC Subtopic 470-50, as the present value of the cash flows under the Extended Term Loan vary by less than 10 percent from the present value of the cash flows of the extinguished portion of the Original Term Loan. In addition, of the $750 million aggregate principal amount of 10.125% Secured Notes, $726 million was accounted for as an issuance of debt, and as described previously, $24 million was accounted for as an exchange of debt by the Purchasers. The 10.125% Secured Notes were recorded at fair value based, in part, on public trading prices of the 10.125% Secured Notes on and around the close of the offering, in addition to the $750 million in cash proceeds received from the issuance.

Credit Facility

At April 2, 2010, FSL, Inc., along with certain other Holdings I wholly-owned subsidiaries, had a senior secured credit facility (the “Credit Facility”) that included (i) the residual outstanding amount of our original maturity $3.5 billion term loan (“Original Term Loan”), (ii) our senior secured incremental term loans (the “Incremental Term Loans”), (iii) our revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $578 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement, and (iv) the aforementioned Extended Term Loan. The new terms of the Credit Facility are governed by the Amended and Restated Credit Agreement dated February 19, 2010.

Extended Maturity Term Loan

At April 2, 2010, $2,258 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at April 2, 2010 was 4.50%. Further, in connection with the Amended and Restated Credit Agreement, the spread over LIBOR with respect to the Extended Term Loan increased from 1.75% to 4.25%. Under the Amended and Restated Credit Agreement, FSL, Inc. continues to be required to repay a portion of the outstanding term loans in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding Original Term Loan balance. These payments will be ratably applied against the balance of the Original Term Loan and the Extended Term Loan based on the outstanding balances at the effective date of the Amended and Restated Credit Agreement. In addition, under the Amended and Restated Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the senior unsecured floating rate notes due 2014, the senior unsecured 9.125% / 9.875% PIK-election notes due 2014 and the senior unsecured 8.875% notes due 2014 exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

At April 2, 2010, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $347 million discount, which is subject to accretion to par value over the term of the debt using the effective interest method.

The interest rate on the Original Term Loan and the Revolver at April 2, 2010 was 2.00% and 2.25%, respectively. In addition, the Revolver had a remaining borrowing capacity of $14 million, net of $32 million in outstanding letters of credit as of April 2, 2010.

The obligations under the Credit Facility as governed by the Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the original agreement that was in effect prior to the A&E Arrangement. In addition, the Credit Facility as governed by the Amended and Restated Credit Agreement is subject to the same prepayment requirements under certain circumstances and subject to certain exceptions as the original Credit Facility. (Refer to the guarantees discussion under “Credit Facility” in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Senior Notes

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at April 2, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment pari passu to our existing senior secured indebtedness, senior to senior unsecured indebtedness and senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture Agreement dated as of February 19, 2010 (the “Indenture Agreement”).

FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time prior to March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the Indenture Agreement. FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time after March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the Indenture Agreement. In addition, at any time on or prior to March 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% Secured Notes with the proceeds of certain equity offerings, as described in the Indenture Agreement. If FSL, Inc. experiences certain change of control events, holders of the 10.125% Secured Notes may require FSL, Inc. to repurchase all or part of their 10.125% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 10.125% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Other

FSL, Inc.’s senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.26% on April 2, 2010) plus 3.875% per annum.

Under FSL, Inc.’s senior unsecured 9.125% / 9.875% PIK-election notes due 2014 (“PIK-Election Notes”), FSL, Inc. has elected to use the payment-in-kind (“PIK”) feature of the outstanding PIK-Election Notes in lieu of making cash interest payments (“PIK Interest”) through the interest period ending June 15, 2010, and have the option to continue to elect to pay interest in the form of PIK Interest through December 15, 2011. Accordingly, as of April 2, 2010, $16 million of accrued PIK Interest associated with the PIK-Election Notes was classified as long-term debt on the accompanying Condensed Consolidated Balance Sheet.

Covenant Compliance

FSL, Inc.’s Credit Facility and indenture agreements contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indenture agreements, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indenture agreements also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of April 2, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. Four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of April 2, 2010, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Fair Value

At April 2, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, was approximately $7,378 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Subsequent Event

On April 7, 2010, FSL, Inc. announced a private placement offering of $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (the “9.25% Secured Notes”). The transaction closed on April 13, 2010. The 9.25% Secured Notes are secured on a pari passu basis with the obligations under the Credit Facility and the 10.125% Secured Notes. In the second quarter of 2010, the cash proceeds from the issuance of the 9.25% Secured Notes along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $70 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $2,111 million in 2014, $29 million in 2015 and $4,986 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior and subordinated notes (after giving effect to the 9.25% Secured Notes issued in the second quarter of 2010 as well as the prepayment of portions of the Credit Facility, as discussed in the preceding paragraph), as well as a Japanese yen-denominated revolving loan agreement of one of our foreign subsidiaries. These amounts exclude cash interest payments of approximately $456 million during the remainder of 2010, $623 million in 2011, $657 million in 2012, $645 million in 2013, $654 million in 2014, $476 million in 2015 and $784 million thereafter.

(5) Risk Management

Foreign Currency Risk

At April 2, 2010 and December 31, 2009, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $208 million and $192 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of less than $1 million and $2 million at April 2, 2010 and December 31, 2009, respectively. Forward contract losses of less than $1 million and $8 million for the first quarter of 2010 and 2009, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 2, 2010	December 31, 2009
Euro	$64	$48
Malaysian Ringgit	$55	$64
Israeli Shekel	$10	$16
Singapore Dollar	$8	$12
Taiwan Dollar	$(10)	$3
Japanese Yen	$(33)	$(20)

We have provided $7 million in collateral to two of our counterparties in connection with our foreign exchange hedging program as of April 2, 2010. This amount is classified as restricted cash and is recorded as a component of other current assets on the Condensed Consolidated Balance Sheet. We had no foreign currency exchange contracts designated as cash flow hedges at April 2, 2010 or December 31, 2009.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.25% at April 2, 2010) from the counterparties. In the first quarter of 2010, in accordance with ASC Topic 815, we recognized a pre-tax loss of $3 million associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. In the first quarter of 2010, in accordance with ASC Topic 815, we recognized a pre-tax loss of $3 million associated with the change in fair value of these interest rate caps.

(6) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Excluding amounts recorded for discrete events, as of April 2, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of 1%. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

(7) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $68 million as of April 2, 2010.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, FSL, Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

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

On March 25, 2009, a group of lenders (“plaintiffs”) under the Credit Facility of FSL, Inc. filed a complaint against FSL, Inc. challenging its issuance of Incremental Term Loans under the Credit Facility. FSL, Inc.’s Annual Report on Form 10-K filed with the Securities Exchange Commission on February 5, 2010 contains more details on the allegations and the procedural history of the case throughout 2009. The plaintiffs had recently sought to enjoin FSL, Inc. from completing its previously announced amendment to the Credit Facility, including the proposed extension of the maturity of certain term loans thereunder, and its issuance of senior secured notes to repay a portion of the Credit Facility (the “Proposed Transactions”). On February 18, 2010, FSL, Inc. reached agreement with the plaintiffs to settle the pending litigation. As a result, the plaintiffs withdrew their application to enjoin the Proposed Transactions, and the closing occurred as scheduled on February 19, 2010. In the first quarter of 2010, costs associated with this settlement were recorded within (loss) gain on extinguishment or modification of long-term debt, net in the accompanying Condensed Consolidated Statement of Operations.

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of April 2, 2010, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of April 2, 2010, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(8) Reorganization of Businesses and Other

Three Months Ended April 2, 2010

Reorganization of Business Program

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

The following table displays a roll-forward from January 1, 2010 to April 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at April 2, 2010
Employee Separation Costs
Supply chain	$181	—	(2)	(7)	$172
Selling, general and administrative	14	—	—	(1)	13
Research and development	44	—	(2)	(8)	34

Total	$239	—	(4)	(16)	$219

Related headcount	1,750	—	(65)	(65)	1,620

Exit and Other Costs	$16	—	1	(4)	$13

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2010. We will make additional payments to these separated employees and the remaining approximately 1,620 employees through the first half of 2012. We reversed $4 million of severance accruals as a result of 65 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. In addition, we also recorded $1 million of exit costs related to the prior year termination of various operating leases resulting from our Reorganization of Business Program. In the first quarter of 2010, $4 million of these exit costs were paid.

Asset Impairment Charges and Disposition Activities

During the first quarter of 2010, we recorded $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which was classified as held-for-sale as of April 2, 2010.

Other Reorganization of Business Programs

In the first quarter of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of April 2, 2010, we have $2 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Three Months Ended April 3, 2009

If the first quarter of 2009, we incurred $21 million in severance and exit costs associated with the Reorganization of Business Program and $4 million of non-cash impairment charges related to certain other assets classified as held-for-sale as of April 3, 2009. We also reversed $1 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

(9) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”). Pursuant to the terms of the Merger, FSL, Inc. continues as a wholly owned indirect subsidiary of Parent and Holdings I. Several wholly-owned subsidiaries, including Holdings I, were formed at the close of the Merger for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I, substantially all of which is wholly owned by Parent.

In connection with the Merger and the A&E Arrangement, we issued $6.7 billion aggregate principal amount of the outstanding senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on a secure or unsecured, senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, none of FSL, Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of FSL, Inc., the Parent, Guarantors, Non-Guarantors and eliminations as of April 2, 2010 and December 31, 2009 and for the three months ended April 2, 2010 and April 3, 2009 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,297	$1,448	$(1,725)	$1,020
Cost of sales	—	—	1,042	1,334	(1,725)	651

Gross margin	—	—	255	114	—	369
Selling, general and administrative	1	—	159	49	(92)	117
Research and development	—	—	126	65	—	191
Amortization expense for acquired intangible assets	—	—	121	—	—	121
Reorganization of businesses and other	—	—	(3)	4	—	1

Operating loss	(1)	—	(148)	(4)	92	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(47)	—	—	(47)
Other (expense) income, net	(256)	(256)	(61)	91	329	(153)

(Loss) income before income taxes	(257)	(256)	(256)	87	421	(261)
Income tax benefit	—	—	—	(4)	—	(4)

Net (loss) income	$(257)	$(256)	$(256)	$91	$421	$(257)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended April 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$978	$1,074	$(1,212)	$840
Cost of sales	—	—	854	1,022	(1,212)	664

Gross margin	—	—	124	52	—	176
Selling, general and administrative	—	—	180	51	(94)	137
Research and development	—	—	160	84	—	244
Amortization expense for acquired intangible assets	—	—	122	—	—	122
Reorganization of businesses and other	—	—	16	8	—	24

Operating loss	—	—	(354)	(91)	94	(351)
Gain on extinguishment or modification of long-term debt, net	—	—	2,264	—	—	2,264
Other (expense) income, net	1,756	1,756	(154)	99	(3,625)	(168)

Income before income taxes	1,756	1,756	1,756	8	(3,531)	1,745
Income tax (benefit) expense	—	—	2	(13)	—	(11)

Net income	$1,756	$1,756	$1,754	$21	$(3,531)	$1,756

Supplemental Condensed Consolidating Balance Sheet

April 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$33	$405	$753	$—	$1,191
Inter-company receivable	—	16	540	378	(934)	—
Accounts receivable, net	—	—	128	304	—	432
Inventory, net	—	—	151	466	—	617
Other current assets	—	31	187	108	—	326

Total current assets	—	80	1,411	2,009	(934)	2,566
Property, plant and equipment, net	—	—	770	464	—	1,234
Investment in affiliates	(4,120)	(4,195)	1,285	—	7,030	—
Intangible assets, net	—	—	657	—	—	657
Inter-company receivable	—	—	255	16	(271)	—
Other assets, net	—	—	211	126	—	337

Total Assets	$(4,120)	$(4,115)	$4,589	$2,615	$5,825	$4,794

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$49	$47	$—	$96
Inter-company payable	13	—	540	381	(934)	—
Accounts payable	—	—	201	154	—	355
Accrued liabilities and other	1	—	276	217	—	494

Total current liabilities	14	—	1,066	799	(934)	945
Long-term debt	—	—	7,378	—	—	7,378
Deferred tax liabilities	—	—	115	15	—	130
Inter-company payable	11	5	—	255	(271)	—
Other liabilities	—	—	225	261	—	486

Total liabilities	25	5	8,784	1,330	(1,205)	8,939

Total stockholders’ (deficit) equity	(4,145)	(4,120)	(4,195)	1,285	7,030	(4,145)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,120)	$(4,115)	$4,589	$2,615	$5,825	$4,794

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30	$661	$672	$—	$1,363
Inter-company receivable	—	16	501	359	(876)	—
Accounts receivable, net	—	—	120	259	—	379
Inventory, net	—	—	149	457	—	606
Other current assets	—	34	178	123	—	335

Total current assets	—	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	—	—	831	484	—	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	—
Intangible assets, net	—	—	780	—	—	780
Inter-company receivable	—	—	241	16	(257)	—
Other assets, net	—	—	195	120	—	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$50	$64	$—	$114
Inter-company payable	13	—	544	319	(876)	—
Accounts payable	—	—	154	146	—	300
Accrued liabilities and other	—	—	263	218	—	481

Total current liabilities	13	—	1,011	747	(876)	895
Long-term debt	—	—	7,430	—	—	7,430
Deferred tax liabilities	—	—	114	17	—	131
Inter-company payable	11	5	—	241	(257)	—
Other liabilities	(1)	—	234	298	—	531

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total stockholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Stockholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$—	$1	$(99)	$124	$—	$26

Cash flows from investing activities:
Capital expenditures, net	—	—	(17)	(25)	—	(42)
Proceeds from sale of businesses and investments	—	2	—	—	—	2
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	10	—	11
Payments for purchase licenses and other assets	—	—	(1)	(18)	—	(19)
Inter-company loan receivable	—	—	(14)	—	14	—

Cash flow provided by (used for) investing activities	—	2	(31)	(33)	14	(48)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital leases obligations, and notes payable	—	—	(820)	(17)	—	(837)
Debt issuance proceeds	—	—	750	—	—	750
Inter-company loan payable	—	—	—	14	(14)	—
Other	—	—	(48)	—	—	(48)

Cash flow used for investing activities	—	—	(118)	(3)	(14)	(135)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	(7)	—	(15)

Net increase (decrease) in cash and cash equivalents	—	3	(256)	81	—	(172)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$33	$405	$753	$—	$1,191

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 3, 2009
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow used for operating activities	$—	$—	$(68)	$(12)	$—	$(80)

Cash flows from investing activities:
Capital expenditures, net	—	—	(6)	(9)	—	(15)
Sales and purchases of short-term investments, net	—	—	—	11	—	11
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	—	—	1
Payments for purchase licenses and other assets	—	—	(8)	(5)	—	(13)
Inter-company loan receivable	—	—	(52)	—	52	—

Cash flow used for investing activities	—	—	(65)	(3)	52	(16)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital leases obligations, and notes payable	—	—	(35)	(1)	—	(36)
Proceeds from revolving loans	—	—	184	—	—	184
Inter-company loan payable	—	—	—	52	(52)	—
Other	—	—	(6)	—	—	(6)

Cash flow provided by investing activities	—	—	143	51	(52)	142

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)

Net increase in cash and cash equivalents	—	—	10	29	—	39
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$22	$432	$485	$—	$939

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition for the three months ended April 2, 2010 and April 3, 2009. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2009 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2009 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a significant increase in our utilization rate to 66% in the current quarter, compared to 36% in the prior year quarter. Although below historical levels, utilization has shown consistent improvement since the first quarter of 2009.

Trends in Our Business. We have experienced sequential increases in revenues since the second quarter of 2009; however, revenues continue to be below peak historical levels. We expect continued uncertainty with respect to the automotive industry as well as with other of our end markets. Examples of such uncertainty are unscheduled or temporary increases in demand that may challenge our ability to timely fill customer orders as well as sudden decreases in demand. This uncertainty may continue to affect our revenues and profitability during 2010. We will continue to focus our resources on our core automotive and networking businesses, as well as targeted opportunities in various industrial and consumer electronics markets. Revenue growth in future periods is dependent upon a general global economic recovery and our ability to achieve design wins and to meet product development launch cycles in our targeted markets, among other conditions.

We continue to be impacted by lower automotive production compared to historical industry levels; however, worldwide and U.S. Big 3 light vehicle production in the first quarter of 2010 increased significantly versus the prior year quarter. Our automotive revenues in the first quarter of 2010 increased by 57%, as compared to the prior year quarter and in line with market growth rates. Although the automotive industry has shown some signs of recovery, light vehicle production by the Big 3 U.S. automakers is still below prior peak levels. We are not able to precisely forecast the level and duration of current demand or whether the industry may return to prior peak periods. In addition to the impact on our automotive business, while our cellular handset product group revenues increased 27% in the first quarter of 2010 versus the prior year quarter, they are still below prior period peak levels due to the termination of an arrangement with Motorola in 2008, whereby Motorola agreed to provide certain consideration in exchange for our eliminating their remaining minimum purchase commitments, and the winding-down of our cellular handset business.

We have executed a series of restructuring actions that we refer to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets.

These actions have significantly reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of April 2, 2010, we have completed the majority of the employee and other actions and have realized approximately $720 million in annualized cost savings.

As a result of the recent demand improvement and resulting revenue growth, we are responding with select increases in headcount and capital expenditures to meet the recent increase in production. We also terminated certain austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed, and certain other employee benefit curtailments) effective January 1, 2010, as a result of improving profitability.

In the second quarter of 2009 and as a part of our Reorganization of Business Program, we also announced that we were executing a plan to exit our remaining 150mm manufacturing capability, as we have experienced a migration from 150mm technologies and products to more advanced technologies and products. The long-term trend in declining overall demand for the bulk of the products served by our 150mm fabs has resulted in low factory utilization, which was accelerated by the weaker global economic climate. Accordingly, we closed our 150mm fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We have also announced the closure of both our 150mm fabrication facility in Toulouse, France and our 150mm fabrication facility in Sendai, Japan in the second half of 2011. We continue to evaluate the closure of the Toulouse facility through consultation with our works council in Toulouse. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs. We anticipate these costs to be paid over the course of 2010 through the first half of 2012. We expect these actions will result in expected annualized cost savings of approximately $100 million.

Going forward, we expect our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, refer to Part I, “Item 1A: Risk Factors” in our December 31, 2009 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended April 2, 2010 and April 3, 2009

	Three Months Ended
(Dollars in millions)	April 2, 2010	% of Net Sales	April 3, 2009	% of Net Sales
Operating Results
Orders (unaudited)	$1,118	109.6%	$879	104.6%

Net sales	$1,020	100.0%	$840	100.0%
Cost of sales	651	63.8%	664	79.0%

Gross margin	369	36.2%	176	21.0%
Selling, general and administrative	117	11.5%	137	16.3%
Research and development	191	18.7%	244	29.0%
Amortization expense for acquired intangible assets	121	11.9%	122	14.5%
Reorganization of businesses and other	1	0.1%	24	2.9%

Operating loss	(61)	-6.0%	(351)	-41.8%
(Loss) gain on extinguishment or modification of long-term debt, net	(47)	-4.6%	2,264	269.5%
Other expense, net	(153)	-15.0%	(168)	-20.0%

(Loss) income before income taxes	(261)	-25.6%	1,745	207.7%
Income tax benefit	(4)	-0.4%	(11)	-1.3%

Net (loss) income	$(257)	-25.2%	$1,756	209.0%

Three Months Ended April 2, 2010 Compared to Three Months Ended April 3, 2009

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

We sell our products to distributors and original equipment manufacturers (“OEMs”) in automotive, consumer, industrial, networking and wireless infrastructure markets. The majority of our sales are derived from three major product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. We also derive sales from our former Cellular Products group which we are winding-down in connection with our decision to wind-down the cellular handset business. Although we are in the process of winding-down these cellular product offerings, in the near term, we expect to continue to provide products to our existing cellular customers. We expect the revenue stream associated with our cellular products to continue declining over time, relative to prior peak periods. Finally, Other sales are attributable to revenue from intellectual property, software, contract manufacturing sales to other semiconductor companies and miscellaneous items.

Our net sales and orders of approximately $1,020 million and $1,118 million in the first quarter of 2010 increased 21% and 27%, respectively, compared to the prior year quarter. We experienced higher net sales in all product design groups as a result of (i) increasing production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, and (iii) higher capital spending in enterprise and wireline infrastructure and an increase in consumer spending affecting multimedia products which positively impacts our networking business. Distribution sales approximated 24% of our total net sales and increased 59% compared to the prior year quarter, due primarily to increased demand in the consumer and industrial markets purchased through the distribution channel. Distribution inventory, in dollars and units, was 10.2 weeks and 8.4 weeks, respectively, of net sales at April 2, 2010, compared to 11.4 weeks and 8.0 weeks, respectively, of net sales at December 31, 2009. Net sales by product design group for the three months ended April 2, 2010 and April 3, 2009 were as follows:

	Three Months Ended
(Dollars in millions)	April 2, 2010	April 3, 2009
Microcontroller Solutions	$374	$248
Networking and Multimedia	255	228
RF, Analog and Sensors	245	184
Cellular Products	121	95
Other	25	85

Total Net Sales	$1,020	$840

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 37% and 30% of our total net sales in the first quarter of 2010 and 2009, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 65% of Microcontroller Solutions’ net sales in the first quarter of 2010.

Microcontroller Solutions net sales increased by $126 million, or 51%, compared to the prior year quarter, primarily as a result of a rise in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. We were also affected by increased demand in the consumer and industrial markets purchased through our distribution channel. Our Microcontroller Solutions’ net sales increased by 48% in the automotive marketplace, as compared to the first quarter of 2009. This increase related primarily to the aforementioned increase in units produced by the Big 3 in the first quarter of 2010 and corresponding increases in our foreign markets, compared to the first quarter of 2009, resulting from the replenishment of inventories due in part to increased sales associated with government incentive programs.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 25% and 27% of our total net sales in the first quarter of 2010 and 2009, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets.

Networking and Multimedia net sales increased by $27 million, or 12%, in the first quarter of 2010 compared to the prior year quarter, as a result of higher capital spending in communications infrastructure, combined with an increase in consumer spending affecting our multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 24% and 22% of our total net sales in the first quarter of 2010 and 2009, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets; however the automotive end market accounted for 57% of Radio Frequency, Analog and Sensors sales in the first quarter of 2010.

Radio Frequency, Analog and Sensors net sales in the first quarter of 2010 increased by $61 million, or 33%, compared to the prior year quarter, attributable to higher demand for both analog and sensor products resulting from a rise in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. Our Radio Frequency, Analog and Sensors’ net sales increased by 77% in the automotive marketplace, as compared to the first quarter of 2009. This increase related primarily to the aforementioned increase in units produced by the Big 3 in the first quarter of 2010 and corresponding increases in our foreign markets, compared to the first quarter of 2009, resulting from the replenishment of inventories due in part to increased sales associated with government incentive programs. Partially offsetting this trend is a decline in radio frequency product demand compared to the first quarter of 2009, due to the end of the current phase of China’s investment in that country’s 3G wireless infrastructure.

Cellular Products

As discussed above in “Trends in Our Business,” we are winding-down our cellular handset business, which includes baseband processors and power management integrated circuits, which represented 12% and 11% of our total net sales in the first quarter of 2010 and 2009, respectively. Cellular Products net sales in the first quarter of 2010 increased by $26 million, or 27%, compared to the prior year quarter, primarily as a result of higher demand from one of our customers for our baseband processors. Despite this positive trend, we are not able to precisely forecast the level and duration of this increase in demand for our Cellular Products.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 2% and 10% of our total net sales in the first quarter of 2010 and 2009, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales decreased by $60 million, or 71%, in the first quarter of 2010 compared to the prior year quarter, due to a decrease in intellectual property revenue and a $20 million, or 69%, decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 1% and 6% for the first quarter of 2010 and 2009, respectively.

Gross Margin

In the first quarter of 2010, our gross margin increased $193 million compared to the prior year quarter. As a percentage of net sales, gross margin was 36.2%, reflecting an increase of 15.2 percentage points. This increase was attributable to higher revenues which resulted in a corresponding 30 percentage point increase in factory utilization. This positively impacted gross margin, as we are experiencing greater operating leverage of fixed manufacturing costs. In addition, since the prior year quarter we executed several cost savings initiatives, including reducing our cost of procured materials and services, internalizing certain wafer manufacturing and assembly and test contract services and executing workforce reduction in high cost areas of our manufacturing organization.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $20 million, or 15%, in the first quarter of 2010 compared to the prior year quarter. This decrease was the result of a concerted company-wide drive and execution of a strategy to reduce costs across all selling, general and administration departmental functions and categories of expenses. We have executed workforce reductions and focused cost restructuring in the information technology, sales and marketing, and other administrative functions. We have reduced our headcount in the selling, general and administrative areas by approximately 13% since April 3, 2009. These savings were partially offset by the termination of austerity measures at the beginning of the first quarter of 2010.

Research and Development

Our research and development expense decreased $53 million, or 22%, in the first quarter of 2010 compared to the prior year quarter. We experienced savings from the strategic realignment of our cellular handset business, which we are executing over the course of 2009. We have reduced our research and development headcount by approximately 25% since April 3, 2009. These savings were partially offset by internal investments in our remaining core businesses and the termination of austerity measures at the beginning of the first quarter of 2010.

Reorganization of Businesses and Other

In the first quarter of 2010, we recorded $5 million of non-cash asset impairment charges and $1 million of exit costs related to the prior year termination of various operating leases resulting from our Reorganization of Business Program. We also reversed $5 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. In the first quarter of 2009, we accrued $24 million in employee severance costs and asset impairment charges related to these actions.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

In the first quarter of 2010, we recorded a net charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the close of the A&E Arrangement, which includes the extinguishment of debt and the issuance of the 10.125% Secured Notes, and gains on repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement, the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs, partially offset by gains from repurchases of debt. (Refer to “Financing Activities” within “Liquidity and Capital Resources” for the definition and discussion of terms referenced in this section.)

In the first quarter of 2009, we recorded a $2,264 million pre-tax gain for debt extinguishment and modification, net in connection with the Debt Exchange. (Refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for discussion of the transaction referred to as the Debt Exchange.)

Other Expense, Net

Other expense, net decreased $15 million in the first quarter of 2010 compared to the prior year quarter. Net interest expense in the first quarter of 2010 included interest expense of $148 million partially offset by interest income of $3 million. Net interest expense in the first quarter of 2009 included interest expense of $173 million partially offset by interest income of $6 million. The $25 million decrease in interest expense over the prior year period was due to (i) savings related to the Debt Exchange (as previously defined and discussed in Note 4 to our December 31, 2009 Annual Report on Form 10-K) and the retirement of outstanding debt during 2009 and the first quarter of 2010. This was partially offset by higher interest rates on the Extended Term Loan and 10.125% Secured Notes associated with the A&E Arrangement. (Refer to “Financing Activities” within “Liquidity and Capital Resources” for definitions and a discussion of terms used in the preceding sentence.) During the first quarter of 2010, we also recorded a $6 million loss due to the change in the fair value of our interest rate swaps and interest rate caps in other, net.

Income Tax Expense

As of April 2, 2010, the estimated annual effective tax rate for 2010 is an income tax expense is 1%, excluding amounts recorded for discrete events. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

Reorganization of Businesses and Other

Three Months Ended April 2, 2010

Reorganization of Business Program

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

The following table displays a roll-forward from January 1, 2010 to April 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at April 2, 2010
Employee Separation Costs
Supply chain	$181	—	(2)	(7)	$172
Selling, general and administrative	14	—	—	(1)	13
Research and development	44	—	(2)	(8)	34

Total	$239	—	(4)	(16)	$219

Related headcount	1,750	—	(65)	(65)	1,620

Exit and Other Costs	$16	—	1	(4)	$13

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2010. We will make additional payments to these separated employees and the remaining approximately 1,620 employees through the first half of 2012. We reversed $4 million of severance accruals as a result of 65 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. In addition, we also recorded $1 million of exit costs related to the prior year termination of various operating leases resulting from our Reorganization of Business Program. In the first quarter of 2010, $4 million of these exit costs were paid.

Asset Impairment Charges and Disposition Activities

During the first quarter of 2010, we recorded $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which was classified as held-for-sale as of April 2, 2010.

Other Reorganization of Business Programs

In the first quarter of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of April 2, 2010, we have $2 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Three Months Ended April 3, 2009

If the first quarter of 2009, we incurred $21 million in severance and exit costs associated with the Reorganization of Business Program and $4 million of non-cash impairment charges related to certain other assets classified as held-for-sale as of April 3, 2009. We also reversed $1 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,191 million of cash and cash equivalents at April 2, 2010, $437 million was held by our U.S. subsidiaries and $754 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated $26 million of cash flow from operations in the first quarter of 2010 and utilized $80 million of cash flow from operations in the first quarter of 2009. The increase in cash flow provided by operations is primarily attributable to the 21% increase in revenues compared to the prior year quarter. Our days sales outstanding increased to 38 days at April 2,

2010 from 36 days at December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 90 days at April 2, 2010 from 87 days at December 31, 2009. Days purchases outstanding increased to 52 days at April 2, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash used for investing activities was $48 million and $16 million for the first quarter of 2010 and 2009, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. The increase in cash utilized by investing activities was primarily the result of an increase in our capital expenditures, which were $42 million and $15 million for the first quarter of 2010 and 2009, respectively, and represented 4% and 2% of net sales, respectively. This increase was associated with investments to meet the current increase in customer demand.

Financing Activities

Our net cash (utilized for) provided by financing activities was $(135) million and $142 million in the first quarter of 2010 and 2009, respectively. The decrease in cash provided by financing activities is attributable primarily to receiving $184 million in proceeds from a draw down on the Revolver in the first quarter of 2009, as well as utilizing $74 million in cash for scheduled payments and market-based repurchases of debt in the first quarter of 2010. In addition, we utilized $48 million in cash for costs incurred in connection with the A&E Arrangement. We also made a $24 million excess cash flow payment in the first quarter of 2009 in connection with the terms of our Credit Facility. Finally, the $750 million of proceeds from the issuance of the 10.125% Secured Notes were wholly offset by the prepayments of a portion of the Credit Facility as part of the A&E Arrangement.

Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the private placement of $750 million aggregate principal amount of 10.125% senior secured notes due 2018 (“the 10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the Original Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par. (Capitalized terms are defined in the “Credit Facility” discussion which follows.)

Credit Facility

At April 2, 2010, FSL, Inc., along with certain other Holdings I wholly-owned subsidiaries, had a senior secured credit facility (the “Credit Facility”) that included (i) the residual outstanding amount of our original maturity $3.5 billion term loan (“Original Term Loan”), (ii) our senior secured incremental term loans (the “Incremental Term Loans”), (iii) our revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $578 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement, and (iv) the aforementioned Extended Term Loan. The new terms of the Credit Facility are governed by the Amended and Restated Credit Agreement dated February 19, 2010.

Extended Maturity Term Loan

At April 2, 2010, $2,258 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at April 2, 2010 was 4.50%. Further, in connection with the Amended and Restated Credit Agreement, the spread over LIBOR with respect to the Extended Term Loan increased from 1.75% to 4.25%. Under the Amended and Restated Credit Agreement, FSL, Inc. continues to be required to repay a portion of the outstanding term loans in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding Original Term Loan balance. These payments will be ratably applied against the balance of the Original Term Loan and the Extended Term Loan based on the outstanding balances at the effective date of the Amended and Restated Credit Agreement. In addition, under the Amended and Restated Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the senior unsecured floating rate notes due 2014, the senior unsecured 9.125% / 9.875% PIK-election notes due 2014 and the senior unsecured 8.875% notes due 2014 exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

At April 2, 2010, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $347 million discount, which is subject to accretion to par value over the term of the debt using the effective interest method.

The interest rate on the Original Term Loan and the Revolver at April 2, 2010 was 2.00% and 2.25%, respectively. In addition, the Revolver had a remaining borrowing capacity of $14 million, net of $32 million in outstanding letters of credit as of April 2, 2010.

The obligations under the Credit Facility as governed by the Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the original agreement that was in effect prior to the A&E Arrangement. In addition, the Credit Facility as governed by the Amended and Restated Credit Agreement is subject to the same prepayment requirements under certain circumstances and subject to certain exceptions as the original Credit Facility. (Refer to the guarantees discussion under “Credit Facility” in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Senior Notes

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at April 2, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment pari passu to our existing senior secured indebtedness, senior to senior unsecured indebtedness and senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture Agreement dated as of February 19, 2010 (the “Indenture Agreement”).

FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time prior to March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the Indenture Agreement. FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time after March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the Indenture Agreement. In addition, at any time on or prior to March 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% Secured Notes with the proceeds of certain equity offerings, as described in the Indenture Agreement. If FSL, Inc. experiences certain change of control events, holders of the 10.125% Secured Notes may require FSL, Inc. to repurchase all or part of their 10.125% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 10.125% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Other

FSL, Inc.’s senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.26% on April 2, 2010) plus 3.875% per annum.

Under FSL, Inc.’s senior unsecured 9.125% / 9.875% PIK-election notes due 2014 (“PIK-Election Notes”), FSL, Inc. has elected to use the payment-in-kind (“PIK”) feature of the outstanding PIK-Election Notes in lieu of making cash interest payments (“PIK Interest”) through the interest period ending June 15, 2010, and have the option to continue to elect to pay interest in the form of PIK Interest through December 15, 2011. Accordingly, as of April 2, 2010, $16 million of accrued PIK Interest associated with the PIK-Election Notes was classified as long-term debt on the accompanying Condensed Consolidated Balance Sheet.

Covenant Compliance

FSL, Inc.’s Credit Facility and indenture agreements contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indenture agreements, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indenture agreements also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of April 2, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. Four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of April 2, 2010, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Fair Value

At April 2, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, was approximately $7,378 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $70 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $2,111 million in 2014, $29 million in 2015 and $4,986 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior and subordinated notes (after giving effect to the 9.25% Secured Notes issued in the second quarter of 2010 as well as the prepayment of portions of the Credit Facility, as discussed in the preceding paragraph), as well as a Japanese yen-denominated revolving loan agreement of one of our foreign subsidiaries. These amounts exclude cash interest payments of approximately $456 million during the remainder of 2010, $623 million in 2011, $657 million in 2012, $645 million in 2013, $654 million in 2014, $476 million in 2015 and $784 million thereafter.

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

(in millions)	Twelve Months Ended April 2, 2010
Net loss	$(1,265)
Interest expense, net	534
Income tax benefit	(239)
Depreciation and amortization (*)	1,141

EBITDA	171
Non-cash stock-based employee compensation (1)	28
Other non-cash charges (2)	16
Non-recurring/one-time items (3)	334
Cost savings (4)	177
Other defined terms (5)	33

Adjusted EBITDA	$759

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(2)	Reflects the non-cash charges related to impairments of property, plant and equipment and other non-cash items.
(3)	Reflects gain on debt extinguishment, loss on modification of debt, and charges incurred due to our Reorganization of Business Program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, ongoing capital expenditures and debt service obligations. In addition, we expect to spend approximately $70 million during the remainder of 2010 and approximately $180 million through the first half of 2012 in connection with the Reorganization of Business Program. We believe that our cash and cash equivalents balance as of April 2, 2010 of approximately $1,191 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. Our ability to borrow under our Revolver is limited to $14 million after taking into account $32 million in outstanding letters of credit.

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

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise, or issue new debt securities in order to prepay amounts outstanding under our Credit Facility. In the first quarter of 2010, upon completion of the A&E Arrangement, FSL, Inc. (i) extended the maturity of certain of our borrowings under the Credit Facility, (ii) increased the interest rate with respect to the extended portion of the Credit Facility, and (iii) issued the 10.125% Secured Notes in order to prepay amounts outstanding under the Credit Facility, as discussed in “Financing Activities.” In connection with the A&E Arrangement, our expected annual cash interest expense is anticipated to increase by approximately $120 million. FSL, Inc. also repurchased $68 million of its senior unsecured notes, using funds from cash reserves for the repurchase and early retirement of this long-term debt in the first quarter of 2010.

FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of its senior unsecured 9.125% / 9.875% PIK-election notes due 2014 (“PIK-Election Notes”) for the interest period ending on June 15, 2010. In connection with this election, we will make the interest payment due on the PIK-Election Notes on June 15, 2010 by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash.

As discussed in “Trends in Our Business,” the 2010 global economic outlook may adversely impact our business and result in lower operating profitability, as compared to peak prior year periods. The maintenance of certain of our financial ratios is based on our level of profitability. The recent global economic environment has resulted in lower operating profitability, causing four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and indenture agreements, which will impose certain of the restrictions as discussed in “Financing Activities.”

On April 7, 2010, FSL, Inc. announced a private placement offering of a $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (the “9.25% Secured Notes”). The transaction closed on April 13, 2010. The 9.25% Secured Notes are secured on a pari passu basis with the obligations under the Credit Facility and the 10.125% Secured Notes. In the second quarter of 2010, the cash proceeds from the issuance of the 9.25% Secured Notes along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Term Loans. In connection with this transaction, we expect minimal impact on our annual cash interest expense.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2009 Annual Report on Form 10-K. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2009.

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in the first quarter of 2010, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2009-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of the aggregate principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, approximates $7,378 million at April 2, 2010, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $8 million at April 2,

2010. The fair value of our interest rate swaps was estimated based on the yield curve at April 2, 2010, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at April 2, 2010. A 10% decrease in market rates would increase the fair value of our long-term debt by $52 million and increase the net obligation under our interest rate swap and interest rate cap agreements by $1 million.

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

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to balance as much as possible the proportion of sales to our customers denominated in U.S. dollars with the amount of purchases from our suppliers denominated in U.S. dollars. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. Refer to Note 5, “Risk Management,” to the accompanying condensed consolidated financial statements for further discussion.

At April 2, 2010, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $208 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of less than $1 million at April 2, 2010. Forward contract losses of less than $1 million and $8 million for the first quarter of 2010 and 2009, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 2, 2010
Euro	$64
Malaysian Ringgit	$55
Israeli Shekel	$10
Singapore Dollar	$8
Taiwan Dollar	$(10)
Japanese Yen	$(33)

We have provided $7 million in collateral to two of our counterparties in connection with our foreign exchange hedging program as of April 2, 2010.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $48 million as of April 2, 2010, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2009 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended April 2, 2010. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, FSL, Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

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

On March 25, 2009, a group of lenders (“plaintiffs”) under the Credit Facility of FSL, Inc. filed a complaint against FSL, Inc. challenging its issuance of Incremental Term Loans under the Credit Facility. FSL, Inc.’s Annual Report on Form 10-K filed with the Securities Exchange Commission on February 5, 2010 contains more details on the allegations and the procedural history of the case throughout 2009. The plaintiffs had recently sought to enjoin FSL, Inc. from completing its previously announced amendment to the Credit Facility, including the proposed extension of the maturity of certain term loans thereunder, and its issuance of senior secured notes to repay a portion of the Credit Facility (the “Proposed Transactions”). On February 18, 2010, FSL, Inc. reached agreement with the plaintiffs to settle the pending litigation. As a result, the plaintiffs withdrew their application to enjoin the Proposed Transactions, and the closing occurred as scheduled on February 19, 2010. In the first quarter of 2010, costs associated with this settlement were recorded within (loss) gain on extinguishment or modification of long-term debt, net in the accompanying Condensed Consolidated Statement of Operations.

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by FSL, Inc. and another potentially responsible party pursuant to an administrative order. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. Because this investigation is in its early stages, we cannot predict at this time the extent to which we may be held liable for cleanup at Operable Unit Three or whether that liability would be material. The EPA recently announced it will conduct “vapor intrusion studies” in residential areas adjacent to the 52nd Street facility. We will continue to assess the potential effect on our consolidated financial position, results of operations and cash flows as more information becomes available.

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

For a description of additional risk factors affecting our business and results of operations, refer to our December 31, 2009 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title
4.1	Indenture, dated as of February 19, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

4.2	Form of 10 1/8% Senior Secured Note (included as Exhibit A to Exhibit 4.1 referenced above), previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

4.3	Indenture, dated as of April 13, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2010.

4.4	Form of 9 1/4% Senior Secured Note (included as Exhibit A to Exhibit 4.3), previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2010.

10.1	Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

10.2	Intellectual Property Security Agreement, dated February 19, 2010, by and between Freescale, the guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

10.3	Amendment Agreement dated as of February 19, 2010, to the Credit Agreement dated as of December 1, 2006, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders, Previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

10.4	Form of Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (included as Exhibit A to Exhibit 10.3 referenced above), previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

10.5	Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2010.

10.6	Intellectual Property Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the Notes, previously filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2010.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

* = filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: April 23, 2010	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer