Form 10-Q
period 2010-07-02
Freescale Semiconductor Holdings I, Ltd.
filed 2010-07-23
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

There is no public trading market for the registrant’s common stock. As of July 16, 2010 there were 1,012,418,698 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net sales	$1,108	$824	$2,128	$1,664
Cost of sales	693	631	1,344	1,295

Gross margin	415	193	784	369
Selling, general and administrative	128	123	245	260
Research and development	190	211	381	455
Amortization expense for acquired intangible assets	121	122	242	244
Reorganization of businesses, contract settlement, and other	(6)	82	(5)	106

Operating loss	(18)	(345)	(79)	(696)
(Loss) gain on extinguishment or modification of long-term debt, net	(361)	21	(408)	2,285
Other expense, net	(154)	(135)	(307)	(303)

(Loss) income before income taxes	(533)	(459)	(794)	1,286
Income tax expense	5	25	1	14

Net (loss) income	$(538)	$(484)	$(795)	$1,272

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	July 2, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$1,064	$1,363
Accounts receivable, net	470	379
Inventory, net	636	606
Other current assets	295	335

Total current assets	2,465	2,683
Property, plant and equipment, net	1,196	1,315
Intangible assets, net	535	780
Other assets, net	326	315

Total assets	$4,522	$5,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$67	$114
Accounts payable	409	300
Accrued liabilities and other	485	481

Total current liabilities	961	895
Long-term debt	7,633	7,430
Deferred tax liabilities	128	131
Other liabilities	477	531

Total liabilities	9,199	8,987

Stockholders’ deficit:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,012 issued and outstanding at July 2, 2010 and December 31, 2009	5	5
Treasury stock, at cost	(1)	(1)
Additional paid-in capital	7,268	7,255
Accumulated other comprehensive earnings	42	43
Accumulated deficit	(11,991)	(11,196)

Total stockholders’ deficit	(4,677)	(3,894)

Total liabilities and stockholders’ deficit	$4,522	$5,093

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(in millions)	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net (loss) earnings	$(795)	$1,272
Depreciation and amortization	522	626
Reorganization of businessess, contract settlement, and other	(5)	107
Stock-based compensation	13	24
Deferred incomes taxes	(1)	32
Loss (gain) on extinguishment and modification of long-term debt, net	408	(2,285)
Other non-cash items	2	64
Change in operating assets and liabilities:
Accounts receivable, net	(91)	52
Inventory, net	33	72
Accounts payable and accrued liabilities	85	(191)
Other operating assets and liabilities	(25)	79

Net cash provided by (used for) operating activities	146	(148)

Cash flows from investing activities:
Capital expenditures, net	(121)	(28)
Sales and purchases of short-term investments, net	34	473
Proceeds from sale of property, plant and equipment and assets held for sale	12	6
Payments for purchased licenses and other assets	(47)	(21)

Net cash (used for) provided by investing activities	(122)	430

Cash flows from financing activities: (1)
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(2,346)	(74)
Debt issuance proceeds	2,130	184
Other	(72)	(6)

Net cash (used for) provided by financing activities	(288)	104

Effect of exchange rate changes on cash and cash equivalents	(35)	6

Net (decrease) increase in cash and cash equivalents	(299)	392
Cash and cash equivalents, beginning of period	1,363	900

Cash and cash equivalents, end of period	$1,064	$1,292

(1)	In the first quarter of 2009, a $2,264 non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as previously defined and discussed in Note 4 to our December 31, 2009 Annual Report on Form 10-K.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation: With over 50 years of operating history, Freescale Semiconductor Holdings I, Ltd. (“Holdings I”) is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing and sales operations around the world. We currently focus on providing products to the automotive, networking and industrial industries, as well as certain consumer electronics markets. In addition to our embedded processors, we offer our customers a broad portfolio of other semiconductor products that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These other semiconductor products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and other semiconductor products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The accompanying condensed consolidated financial statements for Holdings I as of July 2, 2010 and December 31, 2009, and for the three and six months ended July 2, 2010 and July 3, 2009 are unaudited, with the December 31, 2009 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 2, 2010 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“FSL, Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended July 2, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

During the second quarter of 2010, we recorded a pre-tax charge of $366 million in the accompanying Condensed Consolidated Statement of Operations reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under the Credit Facility. (Refer to Note 4 for definition and discussion of capitalized terms referenced in this section. Also, refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for the definition and discussion of the transaction referred to as the Debt Exchange.) We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

In the first quarter of 2010, we recorded a net pre-tax charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the closing of the A&E Arrangement, which includes the extinguishment of debt and the issuance of the 10.125% Secured Notes, along with gains on open-market repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement which were not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” the write-off of remaining original issue discount and unamortized debt issuance costs related to the extinguished debt, and other related costs associated with closing the A&E Arrangement, partially offset by gains from open-market repurchases of debt.

During the second quarter of 2009, we recorded a net pre-tax gain of $21 million in the accompanying Condensed Consolidated Statement of Operations in connection with the open-market repurchase of a portion of our senior notes. During the first quarter of 2009, we recorded a $2,264 million pre-tax gain in the accompanying Condensed Consolidated Statement of Operations in connection with the Debt Exchange.

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Interest expense	$(149)	$(135)	$(297)	$(308)
Interest income	2	4	5	10

Interest expense, net	(147)	(131)	(292)	(298)

Other, net	(7)	(4)	(15)	(5)

Other expense, net	$(154)	$(135)	$(307)	$(303)

Cash paid for interest was $144 million and $206 million for the second quarter and first half of 2010, respectively, and $151 million and $241 million for the second quarter and first half of 2009, respectively.

Other, Net

During the second quarter and first half of 2010, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized pre-tax losses in other, net of $6 million and $12 million, respectively, due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded $2 million and $4 million in pre-tax losses in other, net, during the second quarter and first half of 2010, respectively, related primarily to one of our investments accounted for under the equity method as well as foreign currency fluctuations.

During the second quarter and first half of 2009, in accordance with ASC Topic 815 we recognized pre-tax losses of $4 million and $6 million, respectively, in other, net related to the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge. During the second quarter of 2009, we also recorded a $4 million pre-tax gain in other, net in connection with a settlement of a Lehman Brothers Special Financing, Inc. swap arrangement with a notional amount of $400 million. We also recorded a $3 million loss in the second quarter of 2009 related to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations.

Comprehensive (Loss) Income

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net (loss) income	$(538)	$(484)	$(795)	$1,272
Net change in fair value on derivative contracts	-	5	-	9
ASC Topic 715, “Compensation - Retirement Benefits” adjustment	(1)	7	(1)	9
Net change in cumulative translation adjustments	-	2	-	(3)

Total comprehensive (loss) income	$(539)	$(470)	$(796)	$1,287

During the second quarter of 2009, in accordance with ASC Subtopic 715, “Compensation-Retirement Benefits,” we recorded a gain of $8 million to other comprehensive income related to curtailments, settlements and the actuarial impact associated with our Japanese pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility by the fourth quarter of 2011, along with other severance actions in Japan. Refer to Note 8 for further discussion.

Balance Sheets Supplemental Information

Inventory, Net

Inventory consisted of the following:

	July 2, 2010	December 31, 2009
Work in process and raw materials	$485	$444
Finished goods	151	162

	$636	$606

As of July 2, 2010 and December 31, 2009, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $126 million and $155 million, respectively.

Property, Plant and Equipment, Net

Depreciation and amortization expense related to property, plant and equipment was approximately $119 million and $240 million for the second quarter and first half of 2010, including capital lease amortization expense of approximately $3 million and $7 million, respectively. Depreciation expense was approximately $168 million and $338 million for the second quarter and first half of 2009, including capital lease amortization expense of approximately $6 million and $10 million, respectively. Accumulated depreciation and amortization was approximately $2,051 million and $1,821 million at July 2, 2010 and December 31, 2009, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of July 2, 2010 and December 31, 2009, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first half of 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

As of July 2, 2010:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$747	$747	$-	$-
Time deposits (1)	182	182	-	-
Foreign currency derivative contracts (2)	3	-	3	-
Interest rate cap arrangements (3)	1	-	1	-

Total Assets	$933	$929	$4	$-

Liabilities
Interest rate swap agreements (4)	$13	$-	$13	$-
Foreign currency derivative contracts (2)	7	-	7	-

Total Liabilities	$20	$-	$20	$-

As of December 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,013	$1,013	$-	$-
Time deposits (1)	267	267	-	-
Auction rate securities (5)	30	-	-	30
Foreign currency derivative contracts (2)	2	-	2	-
Interest rate cap arrangements (3)	6	-	6
Other derivative (5)	3	-	-	3

Total Assets	$1,321	$1,280	$8	$33

Liabilities
Interest rate swap agreements (4)	$11	$-	$11	$-
Foreign currency derivative contracts (2)	4	-	4	-

Total Liabilities	$15	$-	$15	$-

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at July 2, 2010 and December 31, 2009:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate cap arrangements are reported as other assets.
(4)	Interest rate swap agreements are reported as accrued liabilities and other or other liabilities at July 2, 2010 and in other liabilities at December 31, 2009.
(5)	ARS and other derivatives were reported as other current assets.

Valuation Methodologies

The auctions for our auction rate securities (“ARS”) failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing was not available. Therefore, these securities and the related redemption rights were classified as Level 3 assets, and we used a discounted cash flow (“DCF”) model to determine the estimated fair value as of December 31, 2009. The assumptions used in preparing the DCF model included estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the then current environment. We had an arrangement with UBS whereby we could exercise our rights under the agreement and sell all of our remaining ARS to UBS during the period of June 30, 2010 through July 2, 2012 at par value. During the first half of 2010, we exercised this right and sold all of these remaining ARS to UBS. As a result, we no longer had any outstanding ARS or the related redemption rights at July 2, 2010. The ARS and related redemption rights were previously classified as other current assets on the accompanying Condensed Consolidated Balance Sheet.

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

The following table summarizes the change in the fair value for Level 3 inputs for the three and six months ended July 2, 2010 and July 3, 2009, respectively:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended July 2, 2010	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of April 3, 2010	$29	$2	$-
Total gains or losses (realized or unrealized):
Included in earnings*	-	-	-	-
Included in OCI	-	-	-	-
Purchases, sales, issuances, and settlements, net	(29)	(2)	-
Transfers in and/or out of Level 3	-	-	-

Balance as of July 2, 2010	$-	$-	$-	$-

The amount of total gains or losses for the quarter ended July 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 2, 2010*	$-	$-	$-	$-

Changes in Fair Value for the Six Months Ended July 2, 2010
Balance as of January 1, 2010	$30	$3	$-
Total gains or losses (realized or unrealized):
Included in earnings*	1	(1)	-	-
Included in OCI	-	-	-	-
Purchases, sales, issuances, and settlements, net	(31)	(2)	-
Transfers in and/or out of Level 3	-	-	-

Balance as of July 2, 2010	$-	$-	$-	$-

The amount of total gains or losses for the six months ended July 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 2, 2010*	$-	$-	$-	$-

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended July 3, 2009	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of April 4, 2009	$35	$1	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	-	-	4	4
Included in OCI	(1)	-	-	(1)
Purchases, sales, issuances, and settlements, net	-	-	7
Transfers in and/or out of Level 3	-	-	-

Balance as of July 3, 2009	$34	$1	$-	$3

The amount of total gains or losses for the quarter ended July 3, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 3, 2009*	$-	$-	$-	$-

Changes in Fair Value for the Six Months Ended July 3, 2009
Balance as of January 1, 2009	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	6	(4)	4	6
Included in OCI	-	-	-	-
Purchases, sales, issuances, and settlements, net	-	-	7
Transfers in and/or out of Level 3	-	-	-

Balance as of July 3, 2009	$34	$1	$-	$6

The amount of total gains or losses for the six months ended July 3, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 3, 2009*	$6	$(4)	$-	$2

*	The realized and unrealized gains (losses) reflected in the table above for the three and six months ended July 2, 2010 and July 3, 2009 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount of our long-term debt, excluding accrued PIK interest on the PIK-Election Notes (as defined in Note 4), which was $6,949 million and $7,036 million at July 2, 2010 and December 31, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of July 2, 2010, the fair value of these assets was $9 million.

(4) Debt

The carrying value of our long-term debt at July 2, 2010 and December 31, 2009 consisted of the following:

	July 2, 2010	December 31, 2009
Extended maturity term loan	$2,251	$-
Original maturity term loan	-	3,372
Revolving credit facility	532	644
Incremental term loans	-	558
Senior secured 10.125% due 2018	750	-
Senior secured 9.25% due 2018	1,380	-
Senior unsecured floating rate notes due 2014	179	194
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	537	560
Senior unsecured 8.875% notes due 2014	1,269	1,382
Senior subordinated 10.125% notes due 2016	764	764
Foreign subsidiary loan	31	61

	7,693	7,535
Less: current maturities	(60)	(105)

Total long-term debt	$7,633	$7,430

First Quarter 2010 Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the issuance of $750 million aggregate principal amount of 10.125% senior secured notes maturing on March 15, 2018 (“the 10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the original maturity term loan (“Original Term Loan”), $3 million under the Incremental Term Loans, and $112 million under the Revolver. (The term Revolver is defined later in this Note. Refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for a definition and discussion of the Incremental Term Loans.) Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility, as governed by the Amended and Restated Credit Agreement dated February 19, 2010 (the “Amended Credit Agreement”), also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par.

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

The issuance of the Extended Term Loan and the extinguishment of a portion of the Original Term Loan does not meet the definition of a substantial modification of debt under the guidelines of ASC Subtopic 470-50, because the present value of the cash flows under the Extended Term Loan vary by less than 10 percent from the present value of the cash flows of the extinguished portion of the Original Term Loan. In addition, of the $750 million aggregate principal amount of 10.125% Secured Notes, $726 million was accounted for as an issuance of debt, and as described previously, $24 million was accounted for as an exchange of debt by the Purchasers. The 10.125% Secured Notes were recorded at a fair value of $750 million, which was based, in part, on public trading prices of the 10.125% Secured Notes on and around the close of the offering, in addition to the fact the amount of cash proceeds received from the issuance was equal to the aggregate principal amount of the 10.125% Secured Notes. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, FSL, Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes maturing on April 15, 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”). As the prepayments were achieved through the utilization of cash proceeds, thus relieving FSL, Inc. and certain other Holdings I subsidiaries of their obligations associated with that liability outstanding under the Credit Facility, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Open-Market Bond Repurchases

In the first half of 2010, FSL, Inc. repurchased $113 million of its senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), $48 million of its senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”) and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $13 million gain, net. In the first half of 2009, FSL, Inc. repurchased $29 million of its 8.875% Unsecured Notes and $17 million of its PIK-Election Notes at a $21 million gain, net.

Credit Facility

At July 2, 2010, FSL, Inc., along with certain other Holdings I wholly-owned subsidiaries, had a senior secured credit facility (the “Credit Facility”) that included (i) the aforementioned $2.3 billion Extended Term Loan and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $587 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $51 million of the Revolver after the aforementioned prepayment; but, borrowing requests have not been honored by LCPI.

Extended Maturity Term Loan

At July 2, 2010, $2,251 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at July 2, 2010 was 4.60%. (The spread over LIBOR with respect to the Extended Term Loan is 4.25%.) Under the Amended Credit Agreement, FSL, Inc. is required to repay a portion of the Extended Term Loan in quarterly installments in aggregate annual amounts approximating $29 million, with the remaining balance due upon maturity. In addition, under the Amended Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the Floating Rate Notes, the PIK-Election Notes and the 8.875% Unsecured Notes exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

The Revolver had a remaining borrowing capacity of $24 million, net of $31 million in outstanding letters of credit as of July 2, 2010. The interest rate on the Revolver was 2.35% at July 2, 2010.

The obligations under the Credit Facility as governed by the Amended Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the original agreement that was in effect prior to the A&E Arrangement. In addition, the Credit Facility as governed by the Amended Credit Agreement is subject to the same prepayment requirements under certain circumstances and subject to certain exceptions as the original Credit Facility. (Refer to the discussion under “Credit Facility” in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Senior Notes

9.25% Secured Notes

FSL, Inc. had an aggregate principal amount of $1,380 million in 9.25% Secured Notes outstanding at July 2, 2010. Relative to our overall indebtedness, the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 9.25% Secured Notes are governed by the Indenture dated as of April 13, 2010 (the “9.25% Indenture”).

FSL, Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 9.25% Indenture. FSL, Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time on or after April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 9.25% Indenture. In addition, until April 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 9.25% Secured Notes with the proceeds of certain equity offerings, as described in the 9.25% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 9.25% Secured Notes may require FSL, Inc. to repurchase all or part of their 9.25% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 9.25% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at July 2, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture dated as of February 19, 2010 (the “10.125% Indenture”).

FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time prior to March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.125% Indenture. FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time after March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.125% Indenture. In addition, at any time on or prior to March 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% Secured Notes with the proceeds of certain equity offerings, as described in the 10.125% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 10.125% Secured Notes may require FSL, Inc. to repurchase all or part of their 10.125% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 10.125% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Other

FSL, Inc.’s Floating Rate Notes bear interest at a rate, that resets quarterly, equal to 3-month LIBOR (which was 0.54% on July 2, 2010) plus 3.875% per annum.

In 2009, under FSL, Inc.’s PIK-Election Notes, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of the outstanding PIK-Election Notes (“PIK Interest”) in lieu of making cash interest payments through the interest period ending June 15, 2010. As a result, FSL, Inc. issued a total of approximately $25 million of incremental PIK-Election Notes on June 15, 2010. Additionally, FSL, Inc. has the option to continue to elect to pay interest in the form of PIK Interest through December 15, 2011. With respect to the interest that will be due on such notes on the December 15, 2010 interest payment date, however, FSL, Inc. has elected to make such interest payment by paying cash at the cash interest rate of 9.125%.

Covenant Compliance

FSL, Inc.’s Credit Facility and indenture agreements contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indenture agreements, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indenture agreements also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of July 2, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. All four of the financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with these covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of July 2, 2010, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Fair Value

At July 2, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, was approximately $6,949 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $46 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $2,014 million in 2014, $29 million in 2015 and $4,986 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior and subordinated notes, as well as a Japanese yen-denominated loan agreement of one of our foreign subsidiaries. These amounts exclude estimated cash interest payments of approximately $283 million during the remainder of 2010, $585 million in 2011, $605 million in 2012, $606 million in 2013, $622 million in 2014, $457 million in 2015 and $763 million thereafter.

(5) Risk Management

Foreign Currency Risk

At July 2, 2010 and December 31, 2009, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $205 million and $192 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $4 million and $2 million at July 2, 2010 and December 31, 2009, respectively. Forward contract (losses) gains of $(6) million and $4 million for the second quarter 2010 and 2009, respectively, and $(6) million and $(4) million for the first half of 2010 and 2009, respectively, were recorded in other, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 2, 2010	December 31, 2009
Malaysian Ringgit	$66	$64
Euro	$60	$48
Israeli Shekel	$10	$16
Singapore Dollar	$9	$12
Taiwan Dollar	$(12)	$2
Japanese Yen	$(21)	$(20)

We have provided $12 million in collateral to three of our counterparties in connection with our foreign exchange hedging program as of July 2, 2010. This amount is classified as restricted cash and is recorded as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We had no foreign currency exchange contracts designated as cash flow hedges at July 2, 2010 or December 31, 2009.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.54% at July 2, 2010) from the counterparties. In the second quarter and first half of 2010, in accordance with ASC Topic 815, we recognized a pre-tax loss of $3 million and $6 million, respectively, associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. In the second quarter and first half of 2010, in accordance with ASC Topic 815, we recognized a pre-tax loss of $3 million and $6 million, respectively, associated with the change in fair value of these interest rate caps.

(6) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Excluding amounts recorded for discrete events, as of July 2, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of less than 1%. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of July 3, 2009, the estimated annual effective tax rate for 2009 was an income tax expense of less than 1%, excluding income tax expense of $24 million and $11 million recorded for discrete events occurring in the second quarter and first half of 2009, respectively. These discrete events primarily reflected income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements.

(7) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $73 million as of July 2, 2010.

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

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. A hearing date of February 17, 2011, has been set for the lawsuit filed by Panasonic in the ITC. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, we execute other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration and/or amount. In some instances, we may have recourse against third parties for certain payments made by us.

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of July 2, 2010, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of July 2, 2010, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(8) Reorganization of Businesses, Contract Settlement, and Other

Six Months Ended July 2, 2010

Reorganization of Business Program

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions have included (i) gradually winding-down our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. In the first half of 2010, we recorded a net benefit of $5 million in severance and exit costs associated with the Reorganization of Business Program, asset impairment charges and other disposition activities.

The following table displays a roll-forward from January 1, 2010 to July 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at July 2, 2010
Employee Separation Costs
Supply chain	$181	-	(5)	(12)	$164
Selling, general and administrative	14	-	(1)	(2)	$11
Research and development	44	-	(4)	(11)	$29

Total	$239	-	(10)	(25)	$204

Related headcount	1,750	-	(85)	(125)	1,540

Exit and Other Costs	$16	2	4	(8)	$14

The $25 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2010. We will make additional payments to these separated employees and the remaining approximately 1,540 employees through the first half of 2012. We reversed $10 million of severance accruals as a result of 85 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $6 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations.” In the first half of 2010, $8 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During the second quarter of 2010, we recorded a net benefit of $5 million in reorganization of businesses and other related primarily to proceeds received in connection with a terminated sales contract associated with our manufacturing facility in Dunfermline, Scotland which is classified as held for sale as of July 2, 2010. During the first quarter of 2010, we recorded $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which is classified as held-for-sale as of July 2, 2010.

Other Reorganization of Business Programs

In the first half of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of July 2, 2010, we have $2 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Six Months Ended July 3, 2009

If the first half of 2009, we incurred $106 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, and asset impairment charges and other disposition activities. Specifically, we recorded $93 million in severance and exit costs, $7 million of non-cash impairment charges related to certain other assets previously classified as held-for-sale and $4 million of gains related to the sale or disposition of capital assets. Additionally, we incurred $12 million in charges related to our Japanese subsidiary’s pension plan associated with the Reorganization of Business Program. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan.

We also reversed $2 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

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

In connection with the Merger and subsequent debt issuances following the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction, we have $4,879 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of July 2, 2010, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on a secure or unsecured, senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, none of FSL, Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$1,433	$1,547	$(1,872)	$1,108
Cost of sales	-	-	1,074	1,491	(1,872)	693

Gross margin	-	-	359	56	-	415
Selling, general and administrative	2	-	152	48	(74)	128
Research and development	-	-	124	66	-	190
Amortization expense for acquired intangible assets	-	-	121	-	-	121
Reorganization of businesses, contract settlement, and other	-	-	5	(11)	-	(6)

Operating loss	(2)	-	(43)	(47)	74	(18)
Gain on extinguishment or modification of long-term debt, net	-	-	(361)	-	-	(361)
Other (expense) income, net	(536)	(536)	(127)	76	969	(154)

Loss (income) before income taxes	(538)	(536)	(531)	29	1,043	(533)
Income tax expense	-	-	5	-	-	5

Net (loss) income	$(538)	$(536)	$(536)	$29	$1,043	$(538)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$2,730	$2,995	$(3,597)	$2,128
Cost of sales	-	-	2,116	2,825	(3,597)	1,344

Gross margin	-	-	614	170	-	784
Selling, general and administrative	3	-	311	97	(166)	245
Research and development	-	-	250	131	-	381
Amortization expense for acquired intangible assets	-	-	242	-	-	242
Reorganization of businesses, contract settlement, and other	-	-	2	(7)	-	(5)

Operating loss	(3)	-	(191)	(51)	166	(79)
Gain on extinguishment or modification of long-term debt, net	-	-	(408)	-	-	(408)
Other (expense) income, net	(792)	(792)	(188)	167	1,298	(307)

(Loss) income before income taxes	(795)	(792)	(787)	116	1,464	(794)
Income tax expense (benefit)	-	-	5	(4)	-	1

Net (loss) income	$(795)	$(792)	$(792)	$120	$1,464	$(795)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$1,026	$1,152	$(1,354)	$824
Cost of sales	-	-	864	1,121	(1,354)	631

Gross margin	-	-	162	31	-	193
Selling, general and administrative	3	-	162	46	(88)	123
Research and development	-	-	138	73	-	211
Amortization expense for acquired intangible assets	-	-	122	-	-	122
Reorganization of businesses, contract settlement, and other	-	-	27	55	-	82

Operating loss	(3)	-	(287)	(143)	88	(345)
Gain on extinguishment or modification of long-term debt, net	-	-	21	-	-	21
Other (expense) income, net	(481)	(481)	(213)	79	961	(135)

Loss before income taxes	(484)	(481)	(479)	(64)	1,049	(459)
Income tax expense	-	-	2	23	-	25

Net loss	$(484)	$(481)	$(481)	$(87)	$1,049	$(484)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$2,004	$2,226	$(2,566)	$1,664
Cost of sales	-	-	1,718	2,143	(2,566)	1,295

Gross margin	-	-	286	83	-	369
Selling, general and administrative	3	-	342	97	(182)	260
Research and development	-	-	298	157	-	455
Amortization expense for acquired intangible assets	-	-	244	-	-	244
Reorganization of businesses, contract settlement, and other	-	-	43	63	-	106

Operating loss	(3)	-	(641)	(234)	182	(696)
Gain on extinguishment or modification of long-term debt, net	-	-	2,285	-	-	2,285
Other income (expense), net	1,275	1,275	(367)	178	(2,664)	(303)

Income (loss) before income taxes	1,272	1,275	1,277	(56)	(2,482)	1,286
Income tax expense	-	-	4	10	-	14

Net income (loss)	$1,272	$1,275	$1,273	$(66)	$(2,482)	$1,272

Supplemental Condensed Consolidating Balance Sheet July 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$21	$333	$710	$-	$1,064
Inter-company receivable	-	19	648	494	(1,161)	-
Accounts receivable, net	-	-	133	337	-	470
Inventory, net	-	-	193	443	-	636
Other current assets	-	-	193	102	-	295

Total current assets	-	40	1,500	2,086	(1,161)	2,465
Property, plant and equipment, net	-	-	711	485	-	1,196
Investment in affiliates	(4,650)	(4,725)	1,305	-	8,070	-
Intangible assets, net	-	-	535	-	-	535
Inter-company receivable	-	145	68	121	(334)	-
Other assets, net	-	-	190	136	-	326

Total Assets	$(4,650)	$(4,540)	$4,309	$2,828	$6,575	$4,522

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$-	$-	$33	$34	$-	$67
Inter-company payable	15	-	481	665	(1,161)	-
Accounts payable	-	-	210	199	-	409
Accrued liabilities and other	1	-	291	193	-	485

Total current liabilities	16	-	1,015	1,091	(1,161)	961
Long-term debt	-	-	7,633	-	-	7,633
Deferred tax liabilities	-	-	117	11	-	128
Inter-company note payable	11	110	40	173	(334)	-
Other liabilities	-	-	229	248	-	477

Total liabilities	27	110	9,034	1,523	(1,495)	9,199

Total stockholders’ (deficit) equity	(4,677)	(4,650)	(4,725)	1,305	8,070	(4,677)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,650)	$(4,540)	$4,309	$2,828	$6,575	$4,522

Supplemental Condensed Consolidating Balance Sheet December 31, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$30	$661	$672	$-	$1,363
Inter-company receivable	-	16	501	359	(876)	-
Accounts receivable, net	-	-	120	259	-	379
Inventory, net	-	-	149	457	-	606
Other current assets	-	34	178	123	-	335

Total current assets	-	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	-	-	831	484	-	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	-
Intangible assets, net	-	-	780	-	-	780
Inter-company note receivable	-	-	241	16	(257)	-
Other assets, net	-	-	195	120	-	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$-	$-	$50	$64	$-	$114
Inter-company payable	13	-	544	319	(876)	-
Accounts payable	-	-	154	146	-	300
Accrued liabilities and other	-	-	263	218	-	481

Total current liabilities	13	-	1,011	747	(876)	895
Long-term debt	-	-	7,430	-	-	7,430
Deferred tax liabilities	-	-	114	17	-	131
Inter-company note payable	11	5	-	241	(257)	-
Other liabilities	(1)	-	234	298	-	531

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total stockholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Stockholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended July 2, 2010

(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$-	$(3)	$(239)	$388	$-	$146

Cash flows from investing activities:
Capital expenditures, net	-	-	(36)	(85)	-	(121)
Sales and purchases of short-term investments, net	-	34	-	-	-	34
Proceeds from sale of property, plant and equipment and assets held for sale	-	-	1	11	-	12
Payments for purchased licenses and other assets	-	-	(6)	(41)	-	(47)
Inter-company loan receivable	-	(145)	176	(105)	74	-

Cash flow (used for) provided by investing activities	-	(111)	135	(220)	74	(122)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	-	-	(2,312)	(34)	-	(2,346)
Debt issuance proceeds	-	-	2,130	-	-	2,130
Inter-company loan payable	-	105	40	(71)	(74)	-
Payments for long-term debt, capital leases obligations and notes payable	-	-	(72)	-	-	(72)

Cash flow provided by (used for) financing activities	-	105	(214)	(105)	(74)	(288)

Effect of exchange rate changes on cash and cash equivalents	-	-	(10)	(25)	-	(35)

Net (decrease) increase in cash and cash equivalents	-	(9)	(328)	38	-	(299)
Cash and cash equivalents, beginning of period	-	30	661	672	-	1,363

Cash and cash equivalents, end of period	$-	$21	$333	$710	$-	$1,064

Supplemental Condensed Consolidating Statement of Cash Flows Six Months Ended July 3, 2009

(in millions)	Parent	Guarantor	Freescale	Non-Guarantors	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(1)	$1	$(297)	$149	$-	$(148)

Cash flows from investing activities:
Capital expenditures	-	-	(10)	(18)	-	(28)
Proceeds from sale of property, plant, and equipment and assets held for sale	-	-	4	2	-	6
Sales and purchases of short-term investments, net	-	-	-	473	-	473
Payments for purchased licenses and other assets	-	-	(12)	(9)	-	(21)
Inter-company note receivable	-	-	(1)	(1)	2	-

Net cash (used for) provided by investing activities	-	-	(19)	447	2	430

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	-	-	(72)	(2)	-	(74)
Debt issuance proceeds, net of debt issuance costs	-	-	184	-	-	184
Inter-company note payable	1	-	-	1	(2)	-
Other	-	-	(6)	-	-	(6)

Net cash provided by (used for) financing activities	1	-	106	(1)	(2)	104

Effect of exchange rate changes on cash and cash equivalents	-	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	-	1	(210)	601	-	392
Cash and cash equivalents, beginning of period	-	22	422	456	-	900

Cash and cash equivalents, end of period	$-	$23	$212	$1,057	$-	$1,292

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition for the three and six months ended July 2, 2010 and July 3, 2009. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2009 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2009 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Revenues and Expenses. Our revenues are derived from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property.

We currently manufacture a substantial portion of our products internally at our five wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value.

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, there is more operating leverage as fixed manufacturing costs are spread over higher output. We have experienced a significant increase in our utilization rate to 73% in the current quarter, compared to 43% in the prior year quarter. Although below prior peak levels, utilization has shown consistent improvement since the first quarter of 2009.

Trends in Our Business. As a result of the demand improvement and resulting revenue growth in the first half of 2010, we are responding with select increases in headcount and capital expenditures to meet the required increase in production. We continue to manage certain supply chain constraints, which are currently being experienced throughout the semiconductor industry as a result of the transition in demand as the global economy has continued to recover. This has translated into higher production and shipment costs due to increasing internal and external capacity requirements along with increasing material costs. We have increased our headcount by approximately 9% since the end of 2009, and our capital expenditures approximated 6% of our net sales in the first half of 2010. We anticipate slight increases to the level of our capital expenditures over the second half of 2010 as we continue to add assembly and test capacity to meet the level of demand from our customers. We also terminated certain austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed, and certain other employee benefit curtailments) effective January 1, 2010, as a result of improving profitability.

We have experienced sequential increases in revenues since the second quarter of 2009. We will continue to focus our resources on our core automotive, networking and industrial businesses, as well as targeted opportunities in certain consumer electronics markets. Revenue in 2010 and future periods are dependent upon a continued general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to achieve design wins and meet product development launch cycles in our targeted markets, among other conditions.

Our increase in revenue in the second quarter of 2010 was broad-based, with particular strength in our networking and multimedia businesses. Networking and multimedia product sales grew to $303 million in the quarter, representing 19% growth over the first quarter of 2010 and 40% over the second quarter of 2009. Our communications processor and digital signal processor (“DSP”) products sold into enterprise and infrastructure markets contributed the majority of the dollar growth, along with sequentially higher revenues in our emerging multimedia business. In addition, both worldwide and U.S. Big 3 light vehicle production in the first half of 2010 increased significantly versus the prior year period. Our automotive revenues in the first half of 2010 increased by 61% compared to the prior year period and in line with market growth rates. Although light vehicle production by the Big 3 U.S. automakers is still below prior peak levels, the automotive industry has shown two consecutive quarters of recovery. We are not, however, able to precisely forecast the level and duration of current demand or when the industry may return to prior peak periods.

We have executed a series of restructuring actions that we refer to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets. These actions have significantly reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of July 2, 2010, with the exception of the completion of our 150mm exit strategy described below, we have completed the majority of the employee and other actions.

In the second quarter of 2009 and as a part of our Reorganization of Business Program, we announced that we were executing a plan to exit our remaining 150mm manufacturing capability, as we have experienced a migration from 150mm technologies and products to more advanced technologies and products. The long-term trend in declining overall demand for the bulk of the products served by our 150mm fabs has resulted in low factory utilization, which was accelerated by the weaker global economic climate. Accordingly, we closed our 150mm fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We have also announced the closure of both our 150mm fabrication facility in Toulouse, France and our 150mm fabrication facility in Sendai, Japan in the fourth quarter of 2011. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs. We anticipate these costs to be paid over the course of 2010 through the first half of 2012; however, actual amounts paid may vary based on currency fluctuation. We expect these actions will result in expected annualized cost savings of approximately $120 million.

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

Results of Operations for the Three Months Ended July 2, 2010 and July 3, 2009

	Three Months Ended (Unaudited)
(in millions)	July 2, 2010	% of Net Sales	July 3, 2009	% of Net Sales
Orders	$1,140	102.9%	$865	105.0%

Net sales	$1,108	100.0%	$824	100.0%
Cost of sales	693	62.5%	631	76.6%

Gross margin	415	37.5%	193	23.4%
Selling, general and administrative	128	11.6%	123	14.9%
Research and development	190	17.1%	211	25.6%
Amortization expense for acquired intangible assets	121	10.9%	122	14.8%
Reorganization of businesses, contract settlement, and other	(6)	-0.5%	82	10.0%

Operating loss	(18)	-1.6%	(345)	-41.9%
(Loss) gain on extinguishment or modification of long-term debt, net	(361)	-32.6%	21	2.6%
Other expense, net	(154)	-13.9%	(135)	-16.4%

Loss before income taxes	(533)	-48.1%	(459)	-55.7%
Income tax expense	5	0.5%	25	3.0%

Net loss	$(538)	-48.6%	$(484)	-58.7%

Three Months Ended July 2, 2010 Compared to Three Months Ended July 3, 2009

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

We sell our products to original equipment manufacturers (“OEMs”), distributors, original design manufacturers and contract manufacturers in automotive, consumer, industrial, networking and wireless infrastructure markets. The majority of our sales are derived from three major product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. We also derive sales from our former Cellular Products group, which we are gradually winding-down. Although we are in the process of winding-down these cellular product offerings, in the near term, we expect to continue to provide products to our existing cellular customers. We expect the revenue stream associated with our cellular products to continue declining over time, relative to prior peak periods. Finally, Other sales are attributable to revenue from intellectual property, software, contract manufacturing sales to other semiconductor companies and miscellaneous items.

Our net sales and orders of approximately $1,108 million and $1,140 million in the second quarter of 2010 increased 35% and 32%, respectively, compared to the prior year quarter. We experienced higher net sales in all of the product design groups we are currently focusing on as a result of (i) increasing production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) strong demand in the enterprise and service provider markets improving our core networking business, (iv) and an increase in consumer spending affecting multimedia products. Distribution sales approximated 23% of our total net sales and increased 36% compared to the prior year quarter, due primarily to increased demand in the consumer and industrial markets purchased through the distribution channel. Distribution inventory, in dollars and units, was 10.1 weeks and 7.9 weeks, respectively, of net sales at July 2, 2010, compared to 11.4 weeks and 8.0 weeks, respectively, of net sales at December 31, 2009. Net sales by product design group for the three months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended
(in millions)	July 2, 2010	July 3, 2009
Microcontroller Solutions	$387	$240
Networking and Multimedia	303	216
RF, Analog and Sensors	254	201
Cellular Products	133	138
Other	31	29

Total net sales	$1,108	$824

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 35% and 29% of our total net sales in the second quarter of 2010 and 2009, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 64% of Microcontroller Solutions’ net sales in the second quarter of 2010.

Microcontroller Solutions net sales increased by $147 million, or 61%, compared to the prior year quarter, as a result of an increase in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. We also experienced increased demand in the consumer and industrial markets purchased through our distribution channel. Our Microcontroller Solutions’ net sales increased by 64% in the automotive market compared to the second quarter of 2009. This increase is primarily attributable to increased light vehicle sales and the replenishment of inventories driven in part by increased sales in 2009 associated with government incentive programs.

Networking and Multimedia

Our networking and multimedia product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 27% and 26% of our total net sales in the second quarter of 2010 and 2009, respectively. Our primary end markets for our networking and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and applications processors for the mobile consumer and infotainment markets.

Networking and Multimedia net sales increased by $87 million, or 40%, in the second quarter of 2010 compared to the prior year quarter. This increase is attributable to strong demand in the enterprise and service provider markets as a result of higher capital spending in communications infrastructure, increased demand for processors in industrial applications, and an increase in consumer spending affecting our multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% and 24% of our total net sales in the second quarter of 2010 and 2009, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets; however the automotive end market accounted for 55% of Radio Frequency, Analog and Sensors sales in the second quarter of 2010.

Radio Frequency, Analog and Sensors net sales in the second quarter of 2010 increased by $53 million, or 26%, compared to the prior year quarter, attributable to higher demand for both analog and sensor products resulting from a rise in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. Our Radio Frequency, Analog and Sensors’ net sales increased by 68% in the automotive marketplace compared to the second quarter of 2009. This increase is primarily attributable to increased light vehicle sales and the replenishment of inventories driven in part by increased sales in 2009 associated with government incentive programs.

Partially offsetting this trend is a decline in radio frequency product demand compared to the second quarter of 2009. This decline is reflective of the cyclical nature of global wireless infrastructure investments. The prior year period incorporated a peak in China’s wireless infrastructure investment cycle.

Cellular Products

We are gradually winding-down our cellular handset business, which includes baseband processors and power management integrated circuits, which represented 12% and 17% of our total net sales in the second quarter of 2010 and 2009, respectively. Cellular Products net sales in the second quarter of 2010 decreased by $5 million, or 4%, compared to the prior year quarter.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 3% and 4% of our total net sales in the second quarter of 2010 and 2009, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales increased by $2 million, or 7%, in the second quarter of 2010 compared to the prior year quarter, due to an increase in intellectual property revenue, partially offset by a $7 million, or 50%, decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 2% and 1% for the second quarter of 2010 and 2009, respectively.

Gross Margin

In the second quarter of 2010, our gross margin increased $222 million compared to the prior year quarter. As a percentage of net sales, gross margin was 37.5%, reflecting an increase of 14.1 percentage points. This increase was attributable to higher revenues and a 30% increase in factory utilization. The increase in factory utilization and a $35 million decrease in depreciation and amortization expense positively impacted gross margin, as we are experiencing greater operating leverage of our fixed manufacturing costs. In connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 22% since July 3, 2009. We also experienced increases in other costs, such as shipping and expedite fees.

Selling, General and Administrative

Our selling, general and administrative expenses increased $5 million, or 4%, in the second quarter of 2010 compared to the prior year quarter. This increase was primarily the result of increased litigation costs, and higher management fees and incentive compensation associated with our increased profitability. The termination of austerity measures at the beginning of the first quarter of 2010 also impacted our results. These increases were partially offset by workforce reductions and focused cost restructuring in the information technology, sales and marketing, and other administrative functions. We have reduced our headcount in the selling, general and administrative areas by approximately 8% since July 3, 2009.

Research and Development

Our research and development expense decreased $21 million, or 10%, in the second quarter of 2010 compared to the prior year quarter. We experienced savings primarily from the gradual winding-down of our cellular handset business. We have reduced our research and development headcount by approximately 13% since July 3, 2009. These savings were partially offset by higher incentive compensation and the termination of austerity measures at the beginning of the first quarter of 2010.

Reorganization of Businesses, Contract Settlement, and Other

In the second quarter of 2010, in connection with our Reorganization of Business Program, we reversed $6 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in exit costs related primarily to underutilized office space which was partially vacated in the prior year in connection with our Reorganization of Business Program.

In the second quarter of 2009, we recorded $72 million in employee severance costs in connection with the Reorganization of Business Program, $3 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets. We also recorded $12 million in charges in the second quarter of 2009 related to our Japanese subsidiary’s pension plan. These charges are also associated with the Reorganization of Business Program and are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

During the second quarter of 2010, we recorded a pre-tax charge of $366 million reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under the Credit Facility. We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

During the second quarter of 2009, we recorded a net pre-tax gain of $21 million in connection with the open-market repurchase of a portion of our senior notes. (Refer to “Financing Activities” in the “Liquidity and Capital Resources” section for the definition and further discussion of capitalized terms referenced in this section.)

Other Expense, Net

Other expense, net increased $19 million in the second quarter of 2010 compared to the prior year quarter. Net interest expense in the second quarter of 2010 included interest expense of $149 million partially offset by interest income of $2 million. Net interest expense in the second quarter of 2009 included interest expense of $135 million partially offset by interest income of $4 million. The $14 million increase in interest expense over the prior year quarter was due to (i) higher interest rates on the Extended Term Loan, the 10.125% Secured Notes (both as defined and discussed in “Financing Activities” within “Liquidity and Capital Resources”) and the 9.25% Secured Notes. This was partially offset by savings related to the Debt Exchange (as previously defined and discussed in Note 4 to our December 31, 2009 Annual Report on Form 10-K) and the retirement of outstanding debt during 2009 and the first half of 2010.

During the second quarter of 2010, we also recorded in other, net (i) a $6 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and (ii) a $2 million loss attributable to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations. In the second quarter of 2009, we recorded in other, net (i) a $4 million loss related due to the change in the fair value of our interest rate swaps and (ii) a $3 million loss attributable to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations. This was partially offset by a $4 million gain recorded in other, net the second quarter of 2009 in connection with a settlement of a Lehman Brothers Special Financing, Inc. swap arrangement with a notional amount of $400 million.

Income Tax Expense

As of July 2, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of less than 1%, excluding amounts recorded for discrete events. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of July 3, 2009, the estimated annual effective tax rate for 2009 was an income tax expense of less than 1%, excluding an income tax expense of $24 million recorded for discrete events occurring in the second quarter of 2009. These discrete events primarily reflected income tax expense related to establishing a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. In the second quarter of 2009, we determined that it was more likely than not that these foreign deferred assets would not be realized based on consideration of available evidence. This assessment was primarily due to the acceleration of the timing of discontinuing the manufacturing operations within this foreign subsidiary.

Results of Operations for the Six Months Ended July 2, 2010 and July 3, 2009

	Six Months Ended (Unaudited)
(in millions)	July 2, 2010	% of Net Sales	July 3, 2009	% of Net Sales
Orders	$2,258	106.1%	$1,744	104.8%

Net sales	$2,128	100.0%	$1,664	100.0%
Cost of sales	1,344	63.2%	1,295	77.8%

Gross margin	784	36.8%	369	22.2%
Selling, general and administrative	245	11.5%	260	15.6%
Research and development	381	17.9%	455	27.3%
Amortization expense for acquired intangible assets	242	11.4%	244	14.7%
Reorganization of businesses, contract settlement, and other	(5)	-0.2%	106	6.4%

Operating loss	(79)	-3.7%	(696)	-41.8%
(Loss) gain on extinguishment or modification of long-term debt, net	(408)	-19.2%	2,285	137.3%
Other expense, net	(307)	-14.4%	(303)	-18.2%

Income (loss) before income taxes	(794)	-37.3%	1,286	77.3%
Income tax expense	1	0.1%	14	0.8%

Net (loss) income	$(795)	-37.4%	$1,272	76.4%

Six Months Ended July 2, 2010 Compared to Six Months Ended July 3, 2009

Net Sales

Our net sales and orders of approximately $2,128 million and $2,258 million in the first half of 2010 increased 28% and 30%, respectively, compared to the prior year period. We experienced higher net sales in all product design groups as a result of (i) increasing production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) higher capital spending in enterprise and wireline infrastructure and (iv) an increase in consumer spending affecting multimedia products which positively impacts our networking business. Distribution sales approximated 23% of our total net sales and increased 46% compared to the prior year period, due primarily to increased demand in the consumer and industrial markets purchased through the distribution channel. Net sales by product design group for the six months ended July 2, 2010 and July 3, 2009 were as follows:

	Six Months Ended
(in millions)	July 2, 2010	July 3, 2009
Microcontroller Solutions	$761	$488
Networking and Multimedia	558	444
RF, Analog and Sensors	499	385
Cellular Products	254	233
Other	56	114

Total net sales	$2,128	$1,664

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 36% and 29% of our total net sales in the first half of 2010 and 2009, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 64% of Microcontroller Solutions’ net sales in the first half of 2010.

In the first half of 2010, Microcontroller Solutions net sales increased by $273 million, or 56%, compared to the prior year period, as a result of an increase in global automotive demand and significant increase in both worldwide and U.S. Big 3 light vehicle production. We also experienced increased demand in the consumer and industrial markets purchased through our distribution channel. Our Microcontroller Solutions’ net sales increased by 56% in the automotive marketplace, as compared to the first half of 2009. This increase is attributable to (i) the replenishment of inventories primarily in the first quarter of 2010 driven in part by increased sales in 2009 associated with government incentive programs and (ii) increased light vehicle sales in the second quarter of 2010.

Networking and Multimedia

Our networking and multimedia product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 26% and 27% of our total net sales in the first half of 2010 and 2009, respectively. Our primary end markets for our networking and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and applications processors for the mobile consumer and infotainment markets.

Networking and Multimedia net sales increased by $114 million, or 26%, in the first half of 2010 compared to the prior year period as a result of strong demand in the enterprise and service provider markets attributable to higher capital spending in communications infrastructure, increased demand for processors in industrial applications, and an increase in consumer spending affecting our multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% of our total net sales in the first half of 2010 and 2009. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets; however, the automotive end market accounted for 56% of Radio Frequency, Analog and Sensors in the first half of 2010.

Radio Frequency, Analog and Sensors net sales in the first half of 2010 increased by $114 million, or 30%, compared to the prior year period attributable to higher demand for both analog and sensor products resulting from a rise in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. Our Radio Frequency, Analog and Sensors’ net sales increased by 72% in the automotive marketplace, as compared to the first half of 2009 and corresponding increases in our foreign markets, compared to the first half 2010. This increase is primarily attributable to (i) the replenishment of inventories primarily in the first quarter of 2010 driven in part by increased sales in 2009 associated with government incentive programs and (ii) increased light vehicle sales in the second quarter of 2010.

Partially offsetting this trend is a decline in radio frequency product demand compared to the first half of 2009. This decline is reflective of the cyclical nature of global wireless infrastructure investments. The prior year period incorporated a peak in China’s wireless infrastructure investment cycle.

Cellular Products

We are gradually winding-down our cellular handset business, which includes baseband processors and power management integrated circuits, represented 12% and 14% of our total net sales in the first half of 2010 and 2009, respectively. Cellular Products net sales in the first half of 2010 increased by $21 million, or 9%, compared to the prior year period, primarily as a result of higher demand from one of our customers for our baseband processors. Despite this positive trend, we are not able to precisely forecast the level and duration of this increase in demand for our Cellular Products.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 3% and 7% of our total net sales in the first half of 2010 and 2009, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales decreased by $58 million, 51%, in the first half of 2010 compared to the prior year period, primarily due to intellectual property revenue and a $27 million, or 63% decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 2% and 4% for the first half of 2010 and 2009, respectively.

Gross Margin

In the first half of 2010, our gross margin increased $415 million compared to the prior year period. As a percentage of net sales, gross margin was 36.8%, reflecting an increase of 14.6 percentage points. This increase was attributable to higher revenues and an increase in factory utilization. This increase in factory utilization and a $74 million decrease in depreciation and amortization expense positively impacted gross margin, as we are experiencing greater operating leverage of our fixed manufacturing costs. In connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 14% since the end of 2009.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $15 million, or 6%, in the first half of 2010 compared to the prior year period. This decrease was primarily the result of workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. We have reduced our headcount in the selling, general and administrative areas by approximately 10% since July 3, 2009. These savings were partially offset by increased litigation costs, higher management fees and incentive compensation associated with our increased profitability, and the termination of austerity measures at the beginning of the first quarter of 2010.

Research and Development

Our research and development expense for the first half of 2010 decreased $74 million, or 16%, compared to the prior year period. We experienced savings from the gradual winding-down of our cellular handset business. We reduced our research and development headcount by approximately 19% since July 3, 2009. These savings were partially offset by internal investments in our core businesses and the termination of austerity measures at the beginning of the first quarter of 2010.

Reorganization of Businesses, Contract Settlement, and Other

In the first half of 2010, in connection with our Reorganization of Business Program, we reversed $10 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our manufacturing facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in non-cash asset impairment charges and $6 million in exit costs related primarily to underutilized office space which was vacated in the prior year, also in connection with our Reorganization of Business Program.

In the second half of 2009, we recorded $91 million in employee severance costs (net of severance reversals), $7 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets related to our Reorganization of Business Program. We also recorded $12 million in charges in the first half of 2009 related to our Japanese subsidiary’s pension plan. These charges are also associated with the Reorganization of Business Program and are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

(Loss) Gain on Extinguishment of Long-Term Debt, Net

During the second quarter of 2010, we recorded a pre-tax charge of $366 million reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under the Credit Facility. We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

In the first quarter of 2010, we recorded a net pre-tax charge of $47 million associated with the closing of the A&E Arrangement (as defined and discussed in “Financing Activities” in “Liquidity and Capital Resources”), which includes the extinguishment of a portion of debt under the Credit Facility and the issuance of the 10.125% Secured Notes, along with gains on open-market repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement, the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs associated with closing the A&E Arrangement, partially offset by gains from open-market repurchases of debt.

During the second quarter of 2009, we recorded a net pre-tax gain of $21 million in connection with the open-market repurchase of a portion of our senior notes. During the first quarter of 2009, we recorded a $2,264 million pre-tax gain in connection with the Debt Exchange.

Other Expense, Net

Other expense, net increased $4 million in the first half of 2010 compared to the prior year period. Net interest expense in the second half of 2010 included interest expense of $297 million partially offset by interest income of $5 million. Net interest expense in the first half of 2009 included interest expense of $308 million partially offset by interest income of $10 million. The $11 million decrease in interest expense over the prior year period was due to savings related to the Debt Exchange and the retirement of outstanding debt during 2009 and the first half of 2010. These savings were partially offset by higher interest rates on the Extended Term Loan, the 10.125% Secured Notes and the 9.25% Secured Notes.

During the first half of 2010, we also recorded in other, net (i) a $12 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and (ii) a $4 million loss attributable to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations. In the first half of 2009, we recorded in other, net (i) a $6 million loss related due to the change in the fair value of our interest rate swaps and (ii) a $3 million loss attributable to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations. This was partially offset by a $4 million gain recorded in other, net the first half of 2009 in connection with a settlement of a Lehman Brothers Special Financing, Inc. swap arrangement with a notional amount of $400 million.

Income Tax Expense

As of July 2, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of less than 1%, excluding amounts recorded for discrete events. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% due to (i) minimal tax expense recorded on our U.S. earnings due to the valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of July 3, 2009, the estimated annual effective tax rate for 2009 was an income tax expense of less than 1%, excluding income tax expense of $11 million recorded for discrete events occurring in first half of 2009. These discrete events primarily reflected income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements.

Reorganization of Businesses, Contract Settlement, and Other

Six Months Ended July 2, 2010

Reorganization of Business Program

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions have included (i) gradually winding-down our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. In the first half of 2010, we recorded a net benefit of $5 million in severance and exit costs associated with the Reorganization of Business Program, asset impairment charges and other disposition activities.

The following table displays a roll-forward from January 1, 2010 to July 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at July 2, 2010
Employee Separation Costs
Supply chain	$181	-	(5)	(12)	$164
Selling, general and administrative	14	-	(1)	(2)	$11
Research and development	44	-	(4)	(11)	$29

Total	$239	-	(10)	(25)	$204

Related headcount	1,750	-	(85)	(125)	1,540

Exit and Other Costs	$16	2	4	(8)	$14

The $25 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2010. We will make additional payments to these separated employees and the remaining approximately 1,540 employees through the first half of 2012. We reversed $10 million of severance accruals as a result of 85 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related cost that will not be incurred. In addition, we also recorded $6 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program. In the first half of 2010, $8 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During the second quarter of 2010, we recorded a net benefit of $5 million in reorganization of businesses and other related primarily to proceeds received in connection with a terminated sales contract associated with our facility in Dunfermline, Scotland which is classified as held for sale as of July 2, 2010. During the first quarter of 2010, we recorded $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which is classified as held-for-sale as of July 2, 2010.

Other Reorganization of Business Programs

In the first half of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of July 2, 2010, we have $2 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Six Months Ended July 3, 2009

If the first half of 2009, we incurred $106 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits and asset impairment charges and other disposition activities. Specifically, we recorded $93 million in severance and exit costs, $7 million of non-cash impairment charges related to certain other assets previously classified as held-for-sale and $4 million of gains related to the sale or disposition of capital assets. Additionally, we incurred $12 million in charges related to our Japanese subsidiary’s pension plan associated with the Reorganization of Business Program. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan.

We also reversed $2 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,064 million of cash and cash equivalents at July 2, 2010, $491 million was held by our U.S. subsidiaries and $573 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated $146 million of cash flow from operations in the first half of 2010 and utilized $148 million of cash flow from operations in the first half of 2009. The increase in cash flow provided by operations is primarily attributable to a 28% increase in revenues resulting in increased profitability compared to the prior year period. Our days sales outstanding increased to 38 days at July 2, 2010 from 36 days at December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) remained unchanged at 87 days at July 2, 2010 from December 31, 2009. Days purchases outstanding increased to 56 days at July 2, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash (used for) provided by investing activities was $(122) million and $430 million for the first half of 2010 and 2009, respectively. Our investing activities are driven primarily by capital expenditures, sales of investments, payments for purchased licenses and other assets, and proceeds from the sale of property, plant and equipment and assets held for sale. The increase in cash utilized by investing activities was primarily the result of the generation of $473 million from the sale of our short-term investments in connection with our re-directing investments in a wholly-owned money market fund to cash equivalent money market accounts in the first half of 2009. In addition, we experienced an increase in our capital expenditures, which were $121 million and $28 million for the first half of 2010 and 2009, respectively, and represented 6% and 2% of net sales, respectively. We also experienced a corresponding increase in manufacturing tool and die expenditures over the same period. These increases were associated with investments to meet the current increase in customer demand in the first half of 2010.

Financing Activities

Our net cash (utilized for) provided by financing activities was $(288) million and $104 million in the first half of 2010 and 2009, respectively. The decrease in cash provided by financing activities is attributable primarily to (i) utilizing $196 million in cash for scheduled payments and open-market repurchases of debt in the first half of 2010, (ii) utilizing $72 million in cash for costs incurred in connection with the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction, and (iii) receiving $184 million in proceeds from a draw down on the Revolver in the first half of 2009. We also made a $24 million excess cash flow payment in the first half of 2009 in connection with the terms of our Credit Facility. Finally, the $2,130 million of proceeds from the issuance of the 10.125% Secured Notes and the 9.25% Secured Notes were substantially offset by the prepayments of a portion of the Credit Facility as part of the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction.

First Quarter 2010 Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the issuance of $750 million aggregate principal amount of

10.125% senior secured notes maturing on March 15, 2018 (“the 10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the original maturity term loan (“Original Term Loan”), $3 million under the Incremental Term Loans, and $112 million under the Revolver. (The term Revolver is defined later in this section. Refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for a definition and discussion of the Incremental Term Loans.) Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility, as governed by the Amended and Restated Credit Agreement dated February 19, 2010 (the “Amended Credit Agreement”), also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par.

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, FSL, Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes maturing on April 15, 2018 (“9.25% Secured Notes”). These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”).

Open-Market Bond Repurchases

In the first half of 2010, FSL, Inc. repurchased $113 million of its senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), $48 million of its senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”) and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $13 million gain, net. In the first half of 2009, FSL, Inc. repurchased $29 million of its 8.875% Unsecured Notes and $17 million of its PIK-Election Notes at a $21 million gain, net.

Credit Facility

At July 2, 2010, FSL, Inc., along with certain other Holdings I wholly-owned subsidiaries, had a senior secured credit facility (the “Credit Facility”) that included (i) the aforementioned $2.3 billion Extended Term Loan and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $587 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $51 million of the Revolver after the aforementioned prepayment; but, borrowing requests have not been honored by LCPI.

Extended Maturity Term Loan

At July 2, 2010, $2,251 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at July 2, 2010 was 4.60%. (The spread over LIBOR with respect to the Extended Term Loan is 4.25%.) Under the Amended Credit Agreement, FSL, Inc. is required to repay a portion of the Extended Term Loan in quarterly installments in aggregate annual amounts approximating $29 million, with the remaining balance due upon maturity. In addition, under the Amended Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the Floating Rate Notes, the PIK-Election Notes and the 8.875% Unsecured Notes exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

The Revolver had a remaining borrowing capacity of $24 million, net of $31 million in outstanding letters of credit as of July 2, 2010. The interest rate on the Revolver was 2.35% at July 2, 2010.

The obligations under the Credit Facility as governed by the Amended Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the original agreement that was in effect prior to the A&E Arrangement. In addition, the Credit Facility as governed by the Amended Credit Agreement is subject to the same prepayment requirements under certain circumstances and subject to certain exceptions as the original Credit Facility. (Refer to the discussion under “Credit Facility” in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Senior Notes

9.25% Secured Notes

FSL, Inc. had an aggregate principal amount of $1,380 million in 9.25% Secured Notes outstanding at July 2, 2010. Relative to our overall indebtedness, the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 9.25% Secured Notes are governed by the Indenture dated as of April 13, 2010 (the “9.25% Indenture”).

FSL, Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 9.25% Indenture. FSL, Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time on or after April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 9.25% Indenture. In addition, until April 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 9.25% Secured Notes with the proceeds of certain equity offerings, as described in the 9.25% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 9.25% Secured Notes may require FSL, Inc. to repurchase all or part of their 9.25% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 9.25% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at July 2, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture dated as of February 19, 2010 (the “10.125% Indenture”).

FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time prior to March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.125% Indenture. FSL, Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time after March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.125% Indenture. In addition, at any time on or prior to March 15, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% Secured Notes with the proceeds of certain equity offerings, as described in the 10.125% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 10.125% Secured Notes may require FSL, Inc. to repurchase all or part of their 10.125% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest. Each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility also guarantees the 10.125% Secured Notes. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

Other

FSL, Inc.’s Floating Rate Notes bear interest at a rate, that resets quarterly, equal to 3-month LIBOR (which was 0.54% on July 2, 2010) plus 3.875% per annum.

In 2009, under FSL, Inc.’s PIK-Election Notes, FSL, Inc. elected to use the payment-in-kind (“PIK”) feature of the outstanding PIK-Election Notes (“PIK Interest”) in lieu of making cash interest payments through the interest period ending June 15, 2010. As a result, FSL, Inc. issued a total of approximately $25 million of incremental PIK-Election Notes on June 15, 2010. Additionally, FSL, Inc. has the option to continue to elect to pay interest in the form of PIK Interest through December 15, 2011. With respect to the interest that will be due on such notes on the December 15, 2010 interest payment date, however, FSL, Inc. has elected to make such interest payment cash at the cash interest rate of 9.125%.

Covenant Compliance

FSL, Inc.’s Credit Facility and indenture agreements contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indenture agreements, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indenture agreements also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of July 2, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. All four of the financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with these covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of July 2, 2010, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Fair Value

At July 2, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, was approximately $6,949 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $46 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $2,014 million in 2014, $29 million in 2015 and $4,986 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior and subordinated notes, as well as a Japanese yen-denominated loan agreement of one of our foreign subsidiaries. These amounts exclude estimated cash interest payments of approximately $283 million during the remainder of 2010, $585 million in 2011, $605 million in 2012, $606 million in 2013, $622 million in 2014, $457 million in 2015 and $763 million thereafter.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. Generally Accepted Accounting Principles (“GAAP”) measure that we use to determine our compliance with certain covenants contained in the Credit Facility and the indentures governing the senior notes, senior subordinated notes and senior secured notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

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

(in millions)	Twelve Months Ended July 2, 2010
Net loss	$(1,319)
Interest expense, net	549
Income tax benefit	(259)
Depreciation and amortization (*)	1,092

EBITDA	63
Non-cash stock-based employee compensation (1)	28
Other non-cash charges (2)	16
Non-recurring/one-time items (3)	627
Cost savings (4)	154
Other defined terms (5)	41

Adjusted EBITDA	$929

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(2)	Reflects the non-cash charges related to impairments of strategic investments, property, plant and equipment and other non-cash items.
(3)	Reflects gain on debt extinguishment, loss on modification of debt, and charges incurred due to our Reorganization of Business Program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, ongoing capital expenditures and debt service obligations. In addition, we expect to spend approximately $30 million during the remainder of 2010, approximately $20 million over the course of 2011 and approximately $154 million through the first half of 2012 in connection with the Reorganization of Business Program; however, actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of July 2, 2010 of approximately $1,064 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. Our ability to borrow under our Revolver is limited to $24 million after taking into account $31 million in outstanding letters of credit.

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

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise, or issue new debt securities in order to prepay amounts outstanding under our Credit Facility. In the first half of 2010, upon completion of the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction, FSL, Inc. (i) extended the maturity of certain of the borrowings under the Credit Facility, (ii) increased the interest rate with respect to the extended portion of the Credit Facility, and (iii) issued the 10.125% Secured Notes and 9.25% Secured Notes in order to prepay amounts outstanding under the Credit Facility. In connection with the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction, expected annual cash interest expense is anticipated to increase by approximately $120 million. FSL, Inc. also repurchased $176 million of its senior unsecured notes, using funds from cash reserves for the repurchase and early retirement of this long-term debt in the first half of 2010. (See “Financing Activities” for further discussion.”)

FSL, Inc. has the option to elect to pay interest on its PIK-Election Notes in the form of PIK Interest through December 15, 2011. With respect to the interest that will be due on such notes on the December 15, 2010 interest payment date, however, FSL, Inc. has elected to make such interest payment by paying cash at the cash interest rate of 9.125%.

As discussed in “Trends in Our Business,” the 2010 global economic outlook may adversely impact our business and result in lower operating profitability, as compared to peak prior year periods. The maintenance of certain of our financial ratios is based on our level of profitability. The recent global economic environment has resulted in lower operating profitability, causing all four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and indenture agreements, which will impose certain of the restrictions as discussed in “Financing Activities.”

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2009 Annual Report on Form 10-K. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2009.

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in the first half of 2010, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

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

The fair value of the aggregate principal amount of our long-term debt approximates $6,949 million at July 2, 2010, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $12 million at July 2, 2010. The fair value of our interest rate swaps was estimated based on the yield curve at July 2, 2010, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at July 2, 2010. A 10% decrease in market rates would increase the fair value of our long-term debt by $45 million and increase the net obligation under our interest rate swap and interest rate cap agreements by less than $1 million.

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

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes is their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. Refer to Note 5, “Risk Management,” to the accompanying condensed consolidated financial statements for further discussion.

At July 2, 2010, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $205 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss $4 million at July 2, 2010. Forward contract losses $6 million for the second quarter and first half of 2010 were recorded in other, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 2, 2010
Malaysian Ringgit	$66
Euro	$60
Israeli Shekel	$10
Singapore Dollar	$9
Taiwan Dollar	$(12)
Japanese Yen	$(21)

We have provided $12 million in collateral to three of our counterparties in connection with our foreign exchange hedging program as of July 2, 2010.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $41 million as of July 2, 2010, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2009 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the six months ended July 2, 2010. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. A hearing date of February 17, 2011, has been set for the lawsuit filed by Panasonic in the ITC. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

Please refer to Part I, Item 3: Legal Proceedings of our December 31, 2009 Annual Report on Form 10-K and Part II, Item 1: Legal Proceedings of our April 2, 2010 Quarterly Report on Form 10-Q for further information.

Item 1A:	Risk Factors.

For a description of additional risk factors affecting our business and results of operations, refer to our December 31, 2009 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 5:	Other Information.

Effective July 19, 2010, Alexander Pepe, who formerly held the dual responsibility of supply chain procurement and manufacturing as Senior Vice President, Supply Chain, has assumed the new role of Senior Vice President of Global Front-End Operations and Procurement.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

* = filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: July 23, 2010	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer