Form 10-Q
period 2010-10-01
Freescale Semiconductor Holdings I, Ltd.
filed 2010-10-22
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

or

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

There is no public trading market for the registrant’s common stock. As of October 15, 2010 there were 1,012,575 shares of the registrant’s common stock, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net sales	$1,148	$893	$3,276	$2,557
Cost of sales	706	626	2,050	1,921

Gross margin	442	267	1,226	636
Selling, general and administrative	126	122	371	382
Research and development	201	193	582	648
Amortization expense for acquired intangible assets	121	122	363	366
Reorganization of businesses, contract settlement, and other	(7)	91	(12)	197

Operating income (loss)	1	(261)	(78)	(957)
(Loss) gain on extinguishment or modification of long-term debt, net	(9)	4	(417)	2,289
Other expense, net	(148)	(142)	(455)	(445)

(Loss) income before income taxes	(156)	(399)	(950)	887
Income tax expense	—	11	1	25

Net (loss) income	$(156)	$(410)	$(951)	$862

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	October 1, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$1,072	$1,363
Accounts receivable, net	464	379
Inventory, net	699	606
Other current assets	287	335

Total current assets	2,522	2,683
Property, plant and equipment, net	1,179	1,315
Intangible assets, net	415	780
Other assets, net	332	315

Total assets	$4,448	$5,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$51	$114
Accounts payable	464	300
Accrued liabilities and other	545	481

Total current liabilities	1,060	895
Long-term debt	7,589	7,430
Deferred tax liabilities	126	131
Other liabilities	499	531

Total liabilities	9,274	8,987

Stockholders’ deficit:
Common stock, par value $.005 per share; 2,000 shares authorized, 1,013 issued and outstanding at October 1, 2010 and December 31, 2009	5	5
Treasury stock, at cost	(1)	(1)
Additional paid-in capital	7,276	7,255
Accumulated other comprehensive earnings	41	43
Accumulated deficit	(12,147)	(11,196)

Total stockholders’ deficit	(4,826)	(3,894)

Total liabilities and stockholders’ deficit	$4,448	$5,093

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(in millions)	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net (loss) earnings	$(951)	$862
Depreciation and amortization	788	929
Impairement charges and reorganization of businessess, contract settlement, and other	(12)	198
Stock-based compensation	21	31
Deferred incomes taxes	(11)	32
Loss (gain) on extinguishment and modification of long-term debt, net	417	(2,289)
Other non-cash items	22	81
Change in operating assets and liabilities:
Accounts receivable, net	(95)	67
Inventory, net	(32)	109
Accounts payable and accrued liabilities	195	(169)
Other operating assets and liabilities	(14)	78

Net cash provided by (used for) operating activities	328	(71)

Cash flows from investing activities:
Capital expenditures, net	(224)	(46)
Sales and purchases of short-term investments, net	35	488
Proceeds from sale of property, plant and equipment and assets held for sale	13	14
Proceeds from sale of businesses and investments	-	4
Payments for purchased licenses and other assets	(77)	(35)

Net cash (used for) provided by investing activities	(253)	425

Cash flows from financing activities: (1)
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(3,155)	(110)
Debt issuance proceeds	2,880	184
Other	(83)	(6)

Net cash (used for) provided by financing activities	(358)	68

Effect of exchange rate changes on cash and cash equivalents	(8)	12

Net (decrease) increase in cash and cash equivalents	(291)	434
Cash and cash equivalents, beginning of period	1,363	900

Cash and cash equivalents, end of period	$1,072	$1,334

(1)	In the first quarter of 2009, a $2,264 non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation: With over 50 years of operating history, Freescale Semiconductor Holdings I, Ltd. (“Holdings I”) is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing and sales operations around the world. We currently focus on providing products to the automotive, networking and industrial markets, as well as certain consumer electronics markets. In addition to our embedded processors, we offer our customers a broad portfolio of other semiconductor products that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These other semiconductor products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and other semiconductor products, we also offer our customers platform-level products, which incorporate semiconductors and software. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The accompanying condensed consolidated financial statements for Holdings I as of October 1, 2010 and December 31, 2009, and for the three and nine months ended October 1, 2010 and October 2, 2009 are unaudited, with the December 31, 2009 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 1, 2010 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“FSL, Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended October 1, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

During the third quarter of 2010, we recorded a pre-tax charge of $11 million in the accompanying Condensed Consolidated Statement of Operations reflecting the write-off of remaining unamortized debt issuance costs associated with the extinguishment of a portion of the debt outstanding under our senior unsecured notes. We extinguished the debt using proceeds resulting from the issuance of the 10.75% Unsecured Notes. We refer to this transaction as the Q3 2010 Debt Refinancing Transaction. (Refer to Note 4 for definition and discussion of capitalized terms referenced in this section.) During the third quarter of 2010, we also recorded a $2 million pre-tax gain, net related to the open-market repurchases of $37 million of our senior unsecured notes.

During the first nine months of 2010, in addition to the $11 million charge related to the Q3 2010 Debt Refinancing Transaction, we also recorded a pre-tax charge of $421 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” associated with the Q2 2010 Refinancing Transaction and the A&E Arrangement. These charges were partially offset by a $15 million pre-tax gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

During the third quarter of 2009, we recorded a $4 million pre-tax gain, net in the Condensed Consolidated Statement of Operations in connection with the open-market repurchase of $10 million of our senior unsecured notes. During the first nine months of 2009, we recorded pre-tax gains, net of $2,264 million in connection with the Debt Exchange and $25 million associated with the open-market repurchases of $56 million of our senior unsecured notes.

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Interest expense	$(146)	$(133)	$(443)	$(441)
Interest income	2	3	7	13

Interest expense, net	(144)	(130)	(436)	(428)

Other, net	(4)	(12)	(19)	(17)

Other expense, net	$(148)	$(142)	$(455)	$(445)

Cash paid for interest was $83 million and $289 million for the third quarter and first nine months of 2010, respectively, and $55 million and $296 million for the third quarter and first nine months of 2009, respectively.

Other, Net

During the third quarter and first nine months of 2010, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized pre-tax losses in other, net of $2 million and $14 million, respectively, due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded $2 million and $6 million in pre-tax losses in other, net, during the third quarter and first nine months of 2010, respectively, related to one of our investments accounted for under the equity method as well as foreign currency fluctuations.

During the third quarter and the first nine months of 2009, we recorded a $9 million and $12 million pre-tax loss, respectively, in other, net related to certain of our investments accounted for either under the cost method or the equity method. Furthermore, during the first nine months of 2009, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of (i) $8 million related to the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge and (ii) $4 million on the change in fair value of our interest rate swaps and caps. These losses were partially offset by a $4 million pre-tax gain in other, net recorded in the second quarter of 2009 in connection with a settlement of a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million. (Refer to Note 5 for further discussion of the LBSF swap arrangement.)

Comprehensive (Loss) Income

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net (loss) income	$(156)	$(410)	$(951)	$862
Net change in fair value on derivative contracts	-	3	-	12
ASC Topic 715, “Compensation - Retirement Benefits” adjustment	(1)	(1)	(2)	8
Net change in cumulative translation adjustments	-	1	-	(2)

Total comprehensive (loss) income	$(157)	$(407)	$(953)	$880

During the first nine months of 2009, in accordance with ASC Subtopic 715, “Compensation-Retirement Benefits,” we recorded a gain of $8 million to other comprehensive income related to curtailments, settlements and the actuarial impact associated with our Japanese pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility in the fourth quarter of 2011, along with other severance actions in Japan. (Refer to Note 8 for further discussion.)

Balance Sheet Supplemental Information

Inventory, Net

Inventory consisted of the following:

	October 1, 2010	December 31, 2009
Work in process and raw materials	$525	$444
Finished goods	174	162

	$699	$606

As of October 1, 2010 and December 31, 2009, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $113 million and $155 million, respectively.

Property, Plant and Equipment, Net

Depreciation and amortization expense related to property, plant and equipment was approximately $122 million and $362 million for the third quarter and first nine months of 2010, including capital lease amortization expense of approximately $2 million and $9 million, respectively. Depreciation expense was approximately $162 million and $501 million for the third quarter and first nine months of 2009, including capital lease amortization expense of approximately $5 million and $15 million, respectively. Accumulated depreciation and amortization was approximately $2,165 million and $1,821 million at October 1, 2010 and December 31, 2009, respectively.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and,

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of October 1, 2010 and December 31, 2009, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first nine months of 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

As of October 1, 2010:		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs *
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$816	$816	$-	$-
Time deposits (1)	145	145	-	-
Foreign currency derivative contracts (2)	4	-	4	-
Interest rate cap arrangements (3)	-	-	-	-

Total Assets	$965	$961	$4	$-

Liabilities
Interest rate swap agreements (4)	$14	$-	$14	$-
Foreign currency derivative contracts (2)	3	-	3	-

Total Liabilities	$17	$-	$17	$-

* Note that the Level 3 input balance was also zero at the end of the second quarter of 2010.
As of December 31, 2009:		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,013	$1,013	$-	$-
Time deposits (1)	267	267	-	-
Auction rate securities (5)	30	-	-	30
Foreign currency derivative contracts (2)	2	-	2	-
Interest rate cap arrangements (3)	6	-	6	-
Other derivative (5)	3	-	-	3

Total Assets	$1,321	$1,280	$8	$33

Liabilities
Interest rate swap agreements (4)	$11	$-	$11	$-
Foreign currency derivative contracts (2)	4	-	4	-

Total Liabilities	$15	$-	$15	$-

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at October 1, 2010 and December 31, 2009:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate cap arrangements are reported as other assets.
(4)	Interest rate swap agreements are reported as accrued liabilities and other or other liabilities at October 1, 2010 and in other liabilities at December 31, 2009.
(5)	ARS and other derivatives were reported as other current assets.

Valuation Methodologies

The auctions for our auction rate securities (“ARS”) failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing was not available. Therefore, these securities and the related redemption rights were classified as Level 3 assets, and we used a discounted cash flow (“DCF”) model to determine the estimated fair value as of December 31, 2009. The assumptions used in preparing the DCF model included estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the then current environment. We had an arrangement with UBS whereby we could exercise our rights under the agreement and sell all of our remaining ARS to UBS during the period of June 30, 2010 through July 2, 2012 at par value. During the first nine months of

2010, we exercised this right and sold all of these remaining ARS to UBS. As a result, we no longer had any outstanding ARS or the related redemption rights at October 1, 2010. The ARS and related redemption rights were previously classified as other current assets on the accompanying Condensed Consolidated Balance Sheet.

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

The following tables summarize the change in the fair value for Level 3 inputs for the nine months ended October 1, 2010 and the three and nine months ended October 2, 2009, respectively:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Nine Months Ended October 1, 2010	Auction rate securities	Other derivatives	Total Gains (Losses)
Balance as of January 1, 2010	$30	$3
Total gains or losses (realized or unrealized):
Included in earnings*	1	(1)	-
Included in OCI	-	-	-
Purchases, sales, issuances, and settlements, net	(31)	(2)
Transfers in and/or out of Level 3	-	-

Balance as of October 1, 2010	$-	$-	$-

The amount of total gains or (losses) for the nine months ended October 1, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 1, 2010*	$-	-	$-

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended October 2, 2009	Auction rate securities	Other derivatives	Total Gains (Losses)
Balance as of July 3, 2009	$34	$1
Total gains or losses (realized or unrealized):
Included in earnings*	1	1	2
Included in OCI	(1)	-	(1)
Purchases, sales, issuances, and settlements, net	-	1
Transfers in and/or out of Level 3	-	-

Balance as of October 2, 2009	$34	$3	$1

The amount of total gains or (losses) for the quarter ended October 2, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 2, 2009*	$1	$1	$2

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Nine Months Ended October 2, 2009	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of January 1, 2009	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	7	(3)	4	8
Included in OCI	(1)	-	-	(1)
Purchases, sales, issuances, and settlements, net	-	1	7
Transfers in and/or out of Level 3	-	-	-

Balance as of October 2, 2009	$34	$3	$-	$7

The amount of total gains or (losses) for the quarter ended October 2, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 2, 2009*	$7	$(3)	$-	$4

*	The realized and unrealized gains (losses) reflected in the table above for the nine months ended October 1, 2010 and the three and nine months ended October 2, 2009 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, which was $7,399 million and $7,036 million at October 1, 2010 and December 31, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates. (Refer to Note 4 for definition and discussion of capitalized terms in this section.)

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of October 1, 2010, the fair value of these assets was $8 million.

(4) Debt

The carrying value of our long-term debt at October 1, 2010 and December 31, 2009 consisted of the following:

	October 1, 2010	December 31, 2009
Extended maturity term loan	$2,244	$-
Original maturity term loan	-	3,372
Revolving credit facility	532	644
Incremental term loans	-	558
Senior secured 10.125% due 2018	750	-
Senior secured 9.25% due 2018	1,380	-
Senior unsecured floating rate notes due 2014	57	194
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	255	560
Senior unsecured 8.875% notes due 2014	886	1,382
Senior unsecured 10.75% notes due 2020	750	-
Senior subordinated 10.125% notes due 2016	764	764
Foreign subsidiary loan	16	61

	7,634	7,535
Less: current maturities	(45)	(105)

Total long-term debt	$7,589	$7,430

First Quarter 2010 Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the issuance of $750 million aggregate principal amount of 10.125% senior secured notes maturing on March 15, 2018 (“the 10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the original maturity term loan (“Original Term Loan”), $3 million under the Incremental Term Loans, and $112 million under the Revolver. (The terms Revolver and Incremental Term Loans are defined later in this Note.) Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility, as governed by the Amended and Restated Credit Agreement dated February 19, 2010 (the “Amended Credit Agreement”), also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par.

Certain lenders under the Credit Facility who participated in the partial prepayment of that debt also purchased the 10.125% Secured Notes (“Purchasers”). Effectively, a portion of the Revolver and Original Term Loan was exchanged by the Purchasers for 10.125% Secured Notes. This portion of the transaction was accounted for as a substantial modification of debt under the guidelines of ASC Subtopic 470-50. This conclusion was reached because the difference between the present value of the cash flows under the terms of the 10.125% Secured Notes and the present value of the cash flows under the portions of the Revolver and Original Term Loan held by the Purchasers exceeded 10 percent. A majority of the prepayments under the Credit Facility, however, were accomplished through an exchange of cash proceeds received from the issuance of the 10.125% Secured Notes, thus relieving FSL, Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the Credit Facility. This portion of the A&E Arrangement constitutes an extinguishment of debt under ASC Subtopic 470-50 and was accounted for accordingly.

The issuance of the Extended Term Loan and the extinguishment of a portion of the Original Term Loan does not meet the definition of a substantial modification of debt under the guidelines of ASC Subtopic 470-50, because the difference between the present value of the cash flows under the Extended Term Loan and the present value of the cash flows of the extinguished portion of the Original Term Loan is less than 10 percent. In addition, of the $750 million aggregate principal amount of 10.125% Secured Notes, $726 million was accounted for as an issuance of debt, and as described previously, $24 million was accounted for as an exchange of debt by the Purchasers. The 10.125% Secured Notes were recorded at a fair value of $750 million, which was based, in part, on public trading prices of the 10.125% Secured Notes on and around the close of the offering, in addition to the fact that the amount of cash proceeds received from the issuance was equal to the aggregate principal amount of the 10.125% Secured Notes. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, FSL, Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes maturing on April 15, 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”). Because cash proceeds were used for the prepayment, which relieved FSL, Inc. and certain other Holdings I subsidiaries of their obligations associated with that liability outstanding under the Credit Facility, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $1,380 million aggregate principal amount of 9.25% Secured Notes was separately accounted for as an issuance of debt. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, FSL, Inc. issued $750 million aggregate principal amount of 10.75% senior unsecured notes maturing on August 1, 2020 (“10.75% Unsecured Notes”). The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the Floating Rate Notes, in each case as defined below. This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes. Because cash proceeds were used for the prepayment, which relieved FSL, Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the 8.875% Unsecured Notes, the PIK-Election Notes and the Floating Rate Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $750 million aggregate principal amount of 10.75% Unsecured Notes was separately accounted for as an issuance of debt. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Open-Market Bond Repurchases

In the first nine months of 2010, FSL, Inc. repurchased $120 million of its senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), $78 million of its senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”) and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $15 million pre-tax gain, net. In the first nine months of 2009, FSL, Inc. repurchased $29 million of its 8.875% Unsecured Notes and $27 million of its PIK-Election Notes at a $25 million pre-tax gain, net.

Debt Exchange

In 2009, FSL, Inc. invited eligible holders of each of its Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes, and senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” (The Floating Rate Notes, the PIK-Election Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes.”)

Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired. Based on the principal amount of Existing Notes delivered and accepted, FSL, Inc. issued approximately $924 million principal amount of Incremental Term Loans at a $384 million discount. Upon completion of the Debt Exchange, the carrying value of FSL, Inc.’s outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this Note). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. Refer to Note 4 in our December 31, 2009 Annual Report on Form 10-K for further information on the Debt Exchange.

Credit Facility

At October 1, 2010, FSL, Inc. had a senior secured credit facility (the “Credit Facility”) that included (i) the aforementioned $2,244 million Extended Term Loan and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $587 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $51 million of the Revolver after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

Extended Maturity Term Loan

At October 1, 2010, $2,244 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at October 1, 2010 was 4.51%. (The spread over LIBOR with respect to the Extended Term Loan is 4.25%.) Under the Amended Credit Agreement, FSL, Inc. is required to repay a portion of the Extended Term Loan in quarterly installments in aggregate annual amounts approximating $29 million, with the remaining balance due upon maturity. In addition, under the

Amended Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the Floating Rate Notes, the PIK-Election Notes and the 8.875% Unsecured Notes exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

The Revolver had a remaining borrowing capacity of $23 million, net of $32 million in outstanding letters of credit as of October 1, 2010. The interest rate on the Revolver was 2.26% at October 1, 2010.

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

Senior Notes

10.75% Unsecured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.75% Unsecured Notes outstanding at October 1, 2010. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2011. Relative to our overall indebtedness, the 10.75% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.75% Unsecured Notes are governed by the Indenture dated as of September 30, 2010 (the “10.75% Indenture”). Each of FSL, Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 10.75% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

FSL, Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes at any time prior to August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.75% Indenture. FSL, Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes, at any time on or after August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.75% Indenture. In addition, at any time on or prior to August 1, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal balance of 10.75% Unsecured Notes with the proceeds of certain equity offerings, as described in the 10.75% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 10.75% Unsecured Notes may require FSL, Inc. to repurchase all or part of their 10.75% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

On September 30, 2010, in connection with the issuance of the 10.75% Unsecured Notes, FSL, Inc. entered into a registration rights agreement (the “Registration Rights Agreement”) among FSL, Inc., the Guarantors, including FSL, Inc., and Citigroup Global Markets Inc., as the initial purchaser of the 10.75% Unsecured Notes. Under the Registration Rights Agreement, FSL, Inc. has agreed to use commercially reasonable efforts to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with the SEC. Pursuant to such exchange offer registration statement, FSL, Inc. will issue, in exchange for tendered 10.75% Unsecured Notes, registered securities containing terms substantially identical in all material respects to the 10.75% Unsecured Notes. Pursuant to the Registration Right Agreement, additional interest will be assessed with respect to the 10.75% Unsecured Notes in the event a registration default occurs.

9.25% Secured Notes

FSL, Inc. had an aggregate principal amount of $1,380 million in 9.25% Secured Notes outstanding at October 1, 2010. Interest is payable in arrears on every April 15th and October 15th commencing October 15, 2010. Relative to our overall indebtedness, the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 9.25% Secured Notes are governed by the Indenture dated as of April 13, 2010 (the “9.25% Indenture”). The Guarantors guarantee the 9.25% Secured Notes, joint and severally, on a senior secured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

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

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at October 1, 2010. Interest is payable in arrears on every March 15th and September 15th commencing September 15, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture dated as of February 19, 2010 (the “10.125% Indenture”). The Guarantors guarantee the 10.125% Secured Notes, joint and severally, on a senior secured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

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

Other

FSL, Inc.’s Floating Rate Notes bear interest at a rate, that resets quarterly, equal to 3-month LIBOR (which was 0.29% on October 1, 2010) plus 3.875% per annum.

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

Covenant Compliance

FSL, Inc.’s Credit Facility and indentures contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of October 1, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. Two of the financial ratios (the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the indentures. This does not result in any form of non-compliance with these covenants contained within the indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Fair Value

At October 1, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, was approximately $7,399 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $24 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $1,227 million in 2014, $29 million in 2015 and $5,736 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior secured, senior unsecured and senior subordinated notes, as well as a Japanese yen-denominated loan agreement of one of our foreign subsidiaries. These amounts exclude estimated cash interest payments of approximately $183 million during the remainder of 2010, $570 million in 2011, $595 million in 2012, $593 million in 2013, $604 million in 2014, $516 million in 2015 and $1,135 million thereafter.

(5) Risk Management

Foreign Currency Risk

At October 1, 2010 and December 31, 2009, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $264 million and $192 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain (loss) of $1 million and $(2) million at October 1, 2010 and December 31, 2009, respectively. Forward contract gains of $5 million and $2 million for the third quarter 2010 and 2009, respectively, and losses of $1 million and $2 million for the first nine months of 2010 and 2009, respectively, were recorded in other, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	October 1, 2010	December 31, 2009
Malaysian Ringgit	$75	$64
Euro	$73	$48
Japanese Yen	$50	$(20)
Israeli Shekel	$11	$16
Singapore Dollar	$9	$12
Taiwan Dollar	$(12)	$2

We have provided $12 million in collateral to three of our counterparties in connection with our foreign exchange hedging program as of October 1, 2010. This amount is classified as restricted cash and is recorded as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We had no foreign currency exchange contracts designated as cash flow hedges at October 1, 2010 or December 31, 2009.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.30% at October 1, 2010) from the counterparties. In the third quarter and first nine months of 2010, in accordance with ASC Topic 815, we recognized pre-tax losses of $2 million and $8 million, respectively, in other, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. In the third quarter and first nine months of 2010, in accordance with ASC Topic 815, we recognized pre-tax losses of less than $1 million and $6 million, respectively, in other, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of these interest rate caps.

(6) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of October 1, 2010, the estimated annual effective tax rate for 2010 was an income tax expense of 1%, excluding income tax benefit of $12 million for discrete events occurring in the first nine months of 2010. These discrete events relate primarily to the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of October 2, 2009, the estimated annual effective tax rate for 2009 was an income tax expense of less than 1%, excluding income tax expense of $13 million for discrete events occurring in the first nine months of 2009, respectively. These discrete events primarily reflected income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements.

(7) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $84 million as of October 1, 2010.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, FSL, Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against FSL, Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could materially differ from the amounts accrued. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8 in our December 31, 2009 Annual Report on Form 10-K.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable. We expect that neither any recorded liabilities nor any unrecorded residual claim amounts will have a material effect on our consolidated financial position, results of operations or cash flows.

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the Administrative Law Judge (“ALJ”) issued his determination finding in favor of the Respondents and recommended that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. Although the lawsuit in the Eastern District of Texas and Freescale’s appeal of the ITC’s decision are still pending, we do not believe the outcome of either of these pending matters will have a material impact on our financial position, results of operations, or cash flows.

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. Both the lawsuit filed by FSL, Inc. in the ITC and the lawsuit filed by Panasonic in the ITC are scheduled for hearings in February 2011. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of October 1, 2010, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of October 1, 2010, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(8) Reorganization of Businesses, Contract Settlement, and Other

Nine Months Ended October 1, 2010

Reorganization of Business Program

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions have included (i) gradually winding-down our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. In the first nine months of 2010, we recorded a net benefit of $12 million in severance and exit costs associated with the Reorganization of Business Program, asset impairment charges and other disposition activities.

The following table displays a roll-forward from January 1, 2010 to October 1, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at October 1, 2010
Employee Separation Costs
Supply chain	$181	-	(7)	(15)	$159
Selling, general and administrative	14	-	(1)	(2)	11
Research and development	44	-	(9)	(17)	18

Total	$239	-	(17)	(34)	$188

Related headcount	1,750	-	(140)	(160)	1,450

Exit and Other Costs	$16	2	5	(10)	$13

The $34 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2010. We will make additional payments to these separated employees and the remaining approximately 1,450 employees through the first half of 2012. We reversed $17 million of severance accruals as a result of 140 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $7 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations.” In the first nine months of 2010, $10 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During the first nine months of 2010, we recorded (i) a net benefit of $5 million related primarily to proceeds received in connection with a terminated sales contract associated with our manufacturing facility in Dunfermline, Scotland and (ii) a $5 million non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland, both of which are classified as held for sale as of October 1, 2010.

Other Reorganization of Business Programs

In the first nine months of 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of October 1, 2010, we have $1 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Nine Months Ended October 2, 2009

In the first nine months of 2009, we incurred $200 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges, and other disposition activities. Specifically, we recorded $150 million in severance costs, $23 million in exit costs related primarily to the termination of various operating leases, $19 million of non-cash impairment charges related to certain other assets previously classified as held-for-sale, and $4 million of gains related to the sale or disposition of capital assets. Additionally, we incurred $12 million in charges related to our Japanese subsidiary’s pension plan associated with the Reorganization of Business Program. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan.

We also reversed $3 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

(9) Supplemental Guarantor Condensed Consolidating Financial Statements

On December 1, 2006, FSL, Inc. was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”). Pursuant to the terms of the Merger, FSL, Inc. continues as a wholly owned indirect subsidiary of Parent and Holdings I. Several wholly-owned subsidiaries, including Holdings I, were formed at the close of the Merger for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” The reporting entity subsequent to the Merger is Holdings I, substantially all of which is owned by Parent.

In connection with the Merger and subsequent debt issuances associated with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions, we have $4,842 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of October 1, 2010, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, other than SigmaTel, LLC, none of FSL, Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$1,617	$1,741	$(2,210)	$1,148
Cost of sales	-	-	1,259	1,657	(2,210)	706

Gross margin	-	-	358	84	-	442
Selling, general and administrative	1	-	165	49	(89)	126
Research and development	-	-	137	64	-	201
Amortization expense for acquired intangible assets	-	-	121	-	-	121
Reorganization of businesses, contract settlement, and other	-	-	-	(7)	-	(7)

Operating loss	(1)	-	(65)	(22)	89	1
Loss on extinguishment or modification of long-term debt, net	-	-	(9)	-	-	(9)
Other (expense) income, net	(155)	(155)	(78)	80	160	(148)

Loss (income) before income taxes	(156)	(155)	(152)	58	249	(156)
Income tax expense (benefit)	-	-	3	(3)	-	-

Net (loss) income	$(156)	$(155)	$(155)	$61	$249	$(156)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$4,347	$4,736	$(5,807)	$3,276
Cost of sales	-	-	3,375	4,482	(5,807)	2,050

Gross margin	-	-	972	254	-	1,226
Selling, general and administrative	4	-	476	146	(255)	371
Research and development	-	-	387	195	-	582
Amortization expense for acquired intangible assets	-	-	363	-	-	363
Reorganization of businesses, contract settlement, and other	-	-	2	(14)	-	(12)

Operating loss	(4)	-	(256)	(73)	255	(78)
Loss on extinguishment or modification of long-term debt, net	-	-	(417)	-	-	(417)
Other (expense) income, net	(947)	(947)	(266)	247	1,458	(455)

(Loss) income before income taxes	(951)	(947)	(939)	174	1,713	(950)
Income tax expense (benefit)	-	-	8	(7)	-	1

Net (loss) income	$(951)	$(947)	$(947)	$181	$1,713	$(951)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended October 2, 2009
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$1,095	$1,200	$(1,402)	$893
Cost of sales	-	-	849	1,179	(1,402)	626

Gross margin	-	-	246	21	-	267
Selling, general and administrative	2	-	166	51	(97)	122
Research and development	-	-	124	69	-	193
Amortization expense for acquired intangible assets	-	-	122	-	-	122
Reorganization of businesses, contract settlement, and other	-	-	46	45	-	91

Operating loss	(2)	-	(212)	(144)	97	(261)
Gain on extinguishment or modification of long-term debt, net	-	-	4	-	-	4
Other (expense) income, net	(248)	(248)	(38)	93	299	(142)

Loss before income taxes	(250)	(248)	(246)	(51)	396	(399)
Income tax expense	-	-	4	7	-	11

Net loss	$(250)	$(248)	$(250)	$(58)	$396	$(410)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended October 2, 2009
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$-	$3,099	$3,426	$(3,968)	$2,557
Cost of sales	-	-	2,567	3,322	(3,968)	1,921

Gross margin	-	-	532	104	-	636
Selling, general and administrative	5	-	508	148	(279)	382
Research and development	-	-	422	226	-	648
Amortization expense for acquired intangible assets	-	-	366	-	-	366
Reorganization of businesses, contract settlement, and other	-	-	89	108	-	197

Operating loss	(5)	-	(853)	(378)	279	(957)
Gain on extinguishment or modification of long-term debt, net	-	-	2,289	-	-	2,289
Other income (expense), net	1,027	1,027	(405)	271	(2,365)	(445)

Income (loss) before income taxes	1,022	1,027	1,031	(107)	(2,086)	887
Income tax expense	-	-	8	17	-	25

Net income (loss)	$1,022	$1,027	$1,023	$(124)	$(2,086)	$862

Supplemental Condensed Consolidating Balance Sheet October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$22	$123	$927	$-	$1,072
Inter-company receivable	-	16	733	572	(1,321)	-
Accounts receivable, net	-	-	122	342	-	464
Inventory, net	-	-	216	483	-	699
Other current assets	-	(1)	184	104	-	287

Total current assets	-	37	1,378	2,428	(1,321)	2,522
Property, plant and equipment, net	-	-	661	518	-	1,179
Investment in affiliates	(4,798)	(4,873)	1,434	-	8,237	-
Intangible assets, net	-	-	413	2	-	415
Inter-company receivable	-	146	8	119	(273)	-
Other assets, net	-	-	176	156	-	332

Total Assets	$(4,798)	$(4,690)	$4,070	$3,223	$6,643	$4,448

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$-	$-	$32	$19	$-	$51
Inter-company payable	16	-	373	932	(1,321)	-
Accounts payable	-	-	224	240	-	464
Accrued liabilities and other	1	-	337	207	-	545

Total current liabilities	17	-	966	1,398	(1,321)	1,060
Long-term debt	-	-	7,589	-	-	7,589
Deferred tax liabilities	-	-	120	6	-	126
Inter-company note payable	11	108	40	114	(273)	-
Other liabilities	-	-	228	271	-	499

Total liabilities	28	108	8,943	1,789	(1,594)	9,274

Total stockholders’ (deficit) equity	(4,826)	(4,798)	(4,873)	1,434	8,237	(4,826)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,798)	$(4,690)	$4,070	$3,223	$6,643	$4,448

Supplemental Condensed Consolidating Balance Sheet December 31, 2009
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$30	$661	$672	$-	$1,363
Inter-company receivable	-	16	501	359	(876)	-
Accounts receivable, net	-	-	120	259	-	379
Inventory, net	-	-	149	457	-	606
Other current assets	-	34	178	123	-	335

Total current assets	-	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	-	-	831	484	-	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	-
Intangible assets, net	-	-	780	-	-	780
Inter-company note receivable	-	-	241	16	(257)	-
Other assets, net	-	-	195	120	-	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$-	$-	$50	$64	$-	$114
Inter-company payable	13	-	544	319	(876)	-
Accounts payable	-	-	154	146	-	300
Accrued liabilities and other	-	-	263	218	-	481

Total current liabilities	13	-	1,011	747	(876)	895
Long-term debt	-	-	7,430	-	-	7,430
Deferred tax liabilities	-	-	114	17	-	131
Inter-company note payable	11	5	-	241	(257)	-
Other liabilities	(1)	-	234	298	-	531

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total stockholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Stockholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$-	$1	$(360)	$687	$-	$328

Cash flows from investing activities:
Capital expenditures, net	-	-	(62)	(162)	-	(224)
Sales and purchases of short-term investments, net	-	34	1	-	-	35
Proceeds from sale of property, plant and equipment and assets held for sale	-	-	2	11	-	13
Payments for purchased licenses and other assets	-	-	(14)	(63)	-	(77)
Inter-company loans and capital contributions	-	(146)	174	(103)	75	-

Cash flow (used for) provided by investing activities	-	(112)	101	(317)	75	(253)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	-	-	(3,105)	(50)	-	(3,155)
Debt issuance proceeds	-	-	2,880	-	-	2,880
Inter-company loans and equity financing	-	103	40	(68)	(75)	-
Other	-	-	(83)	-	-	(83)

Cash flow provided by (used for) financing activities	-	103	(268)	(118)	(75)	(358)

Effect of exchange rate changes on cash and cash equivalents	-	-	(11)	3	-	(8)

Net (decrease) increase in cash and cash equivalents	-	(8)	(538)	255	-	(291)
Cash and cash equivalents, beginning of period	-	30	661	672	-	1,363

Cash and cash equivalents, end of period	$-	$22	$123	$927	$-	$1,072

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 2, 2009
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net cash (used for) provided by operating activities	$(1)	$1	$(87)	$176	$(160)	$(71)

Cash flows from investing activities:
Capital expenditures, net	-	-	(16)	(30)	-	(46)
Proceeds from sale of property, plant, and equipment and assets held for sale	-	-	12	2	-	14
Sales and purchases of short-term investments, net	-	-	(6)	494	-	488
Payments for purchased licenses and other assets	-	-	(14)	(21)	-	(35)
Proceeds from sale of businessess and investments	-	-	4	-	-	4
Inter-company loans and capital contributions	-	-	(16)	(1)	17	-

Net cash (used for) provided by investing activities	-	-	(36)	444	17	425

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	-	-	(92)	(18)	-	(110)
Debt issuance proceeds	-	-	184	-	-	184
Dividends to affiliates	-	-	-	(160)	160	-
Inter-company loans and equity financing	1	-	-	16	(17)	-
Other	-	-	(6)	-	-	(6)

Net cash provided by (used for) financing activities	1	-	86	(162)	143	68

Effect of exchange rate changes on cash and cash equivalents	-	-	-	12	-	12

Net increase (decrease) in cash and cash equivalents	-	1	(37)	470	-	434
Cash and cash equivalents, beginning of period	-	22	422	456	-	900

Cash and cash equivalents, end of period	$-	$23	$385	$926	$-	$1,334

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended October 1, 2010 and October 2, 2009. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2009 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2009 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

Our Business. With over 50 years of operating history, FSL, Inc. is a leader in the design and manufacture of embedded processors. Our largest end-markets are the automotive, networking and industrial markets, and we also provide products to targeted consumer electronics markets. In addition to our embedded processors, we offer our customers a broad portfolio of other semiconductor products that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These other semiconductor products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and other semiconductor products, we also offer our customers platform-level products, which incorporate semiconductors with software. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and other semiconductor products.

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

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, there is more operating leverage as fixed manufacturing costs are spread over higher output. We have experienced a significant increase in our utilization rate to 76% in the current quarter, compared to 50% in the prior year quarter. Our utilization has shown consistent improvement since the first quarter of 2009.

Trends in Our Business. As a result of demand improvement and the resulting revenue growth in the first nine months of 2010, we have selectively increased headcount and capital expenditures to meet the required increase in production. We continue to manage certain supply chain constraints, which are currently being experienced throughout the semiconductor industry as a result of the transition in demand as the global economy has continued to recover. This has translated into higher production and shipping costs due to increasing internal and external capacity requirements along with increasing material costs. We have increased our headcount by approximately 9% since the end of 2009, and our capital expenditures approximated 7% of our net sales in the first nine months of 2010. We anticipate additional capital expenditure investments in the fourth quarter of 2010 as we continue to add capacity in certain areas to meet the level of demand from our customers. We also terminated certain austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed, and certain other employee benefit curtailments) effective January 1, 2010, as a result of improving profitability.

We have experienced sequential increases in revenues since the second quarter of 2009. We will continue to focus our resources on our core automotive, networking and industrial markets, as well as targeted opportunities in certain consumer electronics markets. Market demand for our products continues to be solid, including as we look ahead to 2011. We are, however, currently seeing overall demand and inventory levels moving closer to being in balance, which may impact future sequential growth. Revenue in the remainder of 2010 and future periods is dependent upon a continue general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to achieve design wins and meet product development launch cycles in our targeted markets, among other conditions.

Revenues were up 4% sequentially and 29% over the prior year quarter, with growth being experienced in all regions in which we operate, including Asia-Pacific, Japan, Europe and the U.S. Our increase in revenue in the third quarter of 2010 was broad-based, including strength in our networking and multimedia businesses and our microcontroller business. Networking and multimedia product sales grew to $338 million in the quarter, representing 44% growth over the third quarter of 2009. Our communications processor and digital signal processor (“DSP”) products sold into enterprise and service provider markets contributed the majority of the dollar growth, along with higher revenues in our emerging multimedia business. In addition, both worldwide and U.S. Big 3 light vehicle production in the first nine months of 2010 increased significantly versus the prior year period. Our automotive revenues in the first nine months of 2010 increased by 51% compared to the prior year period and in line with market growth rates. Although light vehicle production by the Big 3 U.S. automakers is still below prior peak levels, the automotive industry has shown three consecutive quarters of recovery. We are not, however, able to precisely forecast the level and duration of current demand or whether the industry may return to prior peak periods.

We have executed a series of restructuring actions that we refer to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets. These actions have significantly reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of July 2, 2010, with the exception of the completion of our 150mm exit strategy described below, we had completed the majority of the employee and other actions.

In the second quarter of 2009 and as a part of our Reorganization of Business Program, we announced that we were executing a plan to exit our remaining 150mm manufacturing capability, as we have experienced a migration from 150mm technologies and products to more advanced technologies and products. The long-term trend in declining overall demand for the bulk of the products served by our 150mm fabrication facilities has resulted in low factory utilization, which was accelerated by the weaker global economic climate. Accordingly, we closed our 150mm fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We have also announced the closure of both our 150mm fabrication facility in Toulouse, France and our 150mm fabrication facility in Sendai, Japan in the fourth quarter of 2011. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs. We anticipate these costs to be paid over the course of 2010 through the first half of 2012; however, actual amounts paid may vary based on currency fluctuation. We expect these actions will result in expected annualized cost savings of approximately $120 million.

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

Results of Operations for the Three Months Ended October 1, 2010 and October 2, 2009

	Three Months Ended (Unaudited)
(dollars in millions)	October 1, 2010	% of Net Sales	October 2, 2009	% of Net Sales
Orders	$1,183	103.0%	$970	108.6%

Net sales	$1,148	100.0%	$893	100.0%
Cost of sales	706	61.5%	626	70.1%

Gross margin	442	38.5%	267	29.9%
Selling, general and administrative	126	11.0%	122	13.7%
Research and development	201	17.5%	193	21.6%
Amortization expense for acquired intangible assets	121	10.5%	122	13.7%
Reorganization of businesses, contract settlement, and other	(7)	-0.6%	91	10.2%

Operating income (loss)	1	0.1%	(261)	-29.2%
(Loss) gain on extinguishment or modification of long-term debt, net	(9)	-0.8%	4	0.4%
Other expense, net	(148)	-12.9%	(142)	-15.9%

Loss before income taxes	(156)	-13.6%	(399)	-44.7%
Income tax expense	—	0.0%	11	1.2%

Net loss	$(156)	-13.6%	$(410)	-45.9%

Three Months Ended October 1, 2010 Compared to Three Months Ended October 2, 2009

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

We sell our products to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers in automotive, consumer, industrial, networking and wireless infrastructure markets. The majority of our sales are derived from three major product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. We also derive sales from our former Cellular Products group. Although we are in the process of winding-down these cellular product offerings, in the near term, we expect to continue to provide products to our existing cellular customers. We expect the revenue stream associated with our cellular products to continue declining over time. Finally, Other sales are attributable to revenue from intellectual property, software, contract manufacturing sales to other semiconductor companies and miscellaneous items.

Our net sales and orders of approximately $1,148 million and $1,183 million in the third quarter of 2010 increased 29% and 22%, respectively, compared to the prior year quarter. We experienced higher net sales in all of the product design groups we are currently focusing on as a result of (i) increased production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) strong demand in the enterprise and service provider markets improving our core networking business, and (iv) an increase in consumer spending affecting multimedia products. Distribution sales approximated 24% of our total net sales and increased 56% compared to the prior year quarter, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars and units, was 11.2 weeks and 9.1 weeks, respectively, of net sales at October 1, 2010, compared to 11.4 weeks and 8.0 weeks, respectively, of net sales at December 31, 2009. Net sales by product design group for the three months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended
(in millions)	October 1, 2010	October 2, 2009
Microcontroller Solutions	$418	$294
Networking and Multimedia	338	234
RF, Analog and Sensors	272	208
Cellular Products	90	122
Other	30	35

Total net sales	$1,148	$893

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 36% and 33% of our total net sales in the third quarter of 2010 and 2009, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 62% of Microcontroller Solutions’ net sales in the third quarter of 2010.

Microcontroller Solutions net sales increased by $124 million, or 42%, compared to the prior year quarter, as a result of an increase in global automotive demand and an increase in both worldwide and U.S. Big 3 light vehicle production. Our Microcontroller Solutions’ net sales increased by 38% in the automotive market compared to the prior year quarter. This increase is primarily attributable to stronger light vehicle sales. We also experienced a 50% increase in Microcontroller Solutions’ net sales associated with consumer and industrial products purchased primarily through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 29% and 26% of our total net sales in the third quarter of 2010 and 2009, respectively. Our primary end markets for our networking and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and applications processors for the mobile consumer and infotainment markets.

Networking and Multimedia net sales increased by $104 million, or 44%, in the third quarter of 2010 compared to the prior year quarter. This is attributable to a broad-based increase in core networking revenues, with particular strength in the enterprise and service provider markets, coupled with improvement in multimedia products sales led by strength in consumer smart mobile devices and infotainment applications.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 24% and 23% of our total net sales in the third quarter of 2010 and 2009, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets; however the automotive end market accounted for 54% of Radio Frequency, Analog and Sensors sales in the third quarter of 2010.

Radio Frequency, Analog and Sensors net sales in the third quarter of 2010 increased by $64 million, or 31%, compared to the prior year quarter, attributable in part to higher demand for both analog and sensor products resulting from a rise in global automotive demand and an increase in both worldwide and U.S. Big 3 light vehicle production. Our Radio Frequency, Analog and Sensors’ net sales increased by 32% in the automotive marketplace compared to the third quarter of 2009. This increase is primarily attributable to increased light vehicle sales. We also experienced a $26 million, or 37%, increase in radio frequency product revenues compared to the prior year quarter. This increase is attributable primarily to a peak in China’s wireless infrastructure investment cycle and is reflective of the cyclical nature of global wireless infrastructure investments.

Cellular Products

Our cellular handset business, which includes baseband processors and power management integrated circuits, represented 8% and 14% of our total net sales in the third quarter of 2010 and 2009, respectively. Cellular Products net sales in the third quarter of 2010 decreased by $32 million, or 26%, compared to the prior year quarter.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 3% and 4% of our total net sales in the third quarter of 2010 and 2009, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales decreased by $5 million, or 14%, in the third quarter of 2010 compared to the prior year quarter, due to a $7 million, or 47%, decrease in contract manufacturing sales, partially offset by an increase in intellectual property revenue. As a percentage of net sales, intellectual property revenue was 2% for the third quarter of 2010 and 2009, respectively.

Gross Margin

In the third quarter of 2010, our gross margin increased $175 million compared to the prior year quarter. As a percentage of net sales, gross margin was 38.5%, reflecting an increase of 8.6 percentage points. This increase was attributable to higher revenues and a 26% increase in factory utilization. The increase in factory utilization, yield improvements and a $28 million decrease in depreciation and amortization expense positively impacted gross margin, as we are experiencing greater operating leverage of our fixed manufacturing costs. In connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 15% since the end of 2009. Manufacturing-related expenses, including tool maintenance and support, purchased parts and production supplies, were also higher in connection with increased production volumes. We also experienced increases in other costs, including shipping and expedite fees.

Selling, General and Administrative

Our selling, general and administrative expenses increased $4 million, or 3%, in the third quarter of 2010 compared to the prior year quarter. This increase was primarily the result of higher incentive compensation associated with our increased revenues and profitability, increased spending on select sales and marketing programs, and the termination of austerity measures at the beginning of 2010. These increases were partially offset by focused cost restructuring in the information technology function, a decrease in litigation costs and workforce reductions. We have reduced our headcount in the selling, general and administrative areas by approximately 4% since October 2, 2009.

Research and Development

Our research and development expense increased $8 million, or 4%, in the third quarter of 2010 compared to the prior year quarter. This increase was primarily attributable to higher incentive compensation associated with our increased profitability, the termination of austerity measures at the beginning of 2010, higher costs associated with our intellectual property licensing function and focused investment in the new product introduction process. This increase was partially offset by savings achieved predominantly from the gradual winding-down of our cellular handset business and workforce reductions. We have reduced our research and development headcount by approximately 11% since October 2, 2009.

Reorganization of Businesses, Contract Settlement, and Other

In the third quarter of 2010, in connection with our Reorganization of Business Program, we reversed $7 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $1 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program.

In the third quarter of 2009, we recorded $56 million in employee severance costs (net of severance reversals) and $12 million of non-cash asset impairment charges related to these actions. We also recorded exit costs of $23 million related primarily to costs to terminate various operating leases resulting from our Reorganization of Business Program.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

During the third quarter of 2010, we recorded a pre-tax charge of $11 million reflecting the write-off of remaining unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under our senior unsecured notes. We extinguished the debt using proceeds resulting from the issuance of the 10.75% Unsecured Notes. We refer to this transaction as the Q3 2010 Debt Refinancing Transaction. During the third quarter of 2010, we also recorded a $2 million pre-tax gain, net related to the open-market repurchases of $37 million of our senior unsecured notes.

During the third quarter of 2009, we recorded a $4 million pre-tax gain in the accompanying Condensed Consolidated Statement of Operations in connection with the open-market repurchase of $10 million of our senior unsecured notes.

Other Expense, Net

Other expense, net increased $6 million in the third quarter of 2010 compared to the prior year quarter. Net interest expense in the third quarter of 2010 included interest expense of $146 million, partially offset by interest income of $2 million. Net interest expense in the third quarter of 2009 included interest expense of $133 million partially offset by interest income of $3 million. The $13 million increase in interest expense over the prior year quarter was due to higher interest rates on the Extended Term Loan, the 10.125% Secured Notes and the 9.25% Secured Notes (all as defined and discussed in “Financing Activities” within “Liquidity and Capital Resources”). This was partially offset by savings related to the extinguishment of outstanding debt during 2009 and the first nine months of 2010.

During the third quarter of 2010, we also recorded in other, net a $2 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and a $2 million loss attributable to one of our investments accounted for under the equity method as well as foreign currency fluctuations. In the third quarter of 2009, we recorded in other, net a loss of $9 million related to certain of our investments accounted for under the cost method.

Income Tax Expense

As of October 1, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of 1%, excluding an income tax benefit of $7 million recorded for discrete events. These discrete events relate primarily to the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% percent due to (i) minimal tax expense recorded on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of October 2, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%. Our annual effective tax rate was less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Results of Operations for the Nine Months Ended October 1, 2010 and October 2, 2009

	Nine Months Ended (Unaudited)
( dollars in millions)	October 1, 2010	% of Net Sales	October 2, 2009	% of Net Sales
Orders	$3,441	105.0%	$2,714	106.1%

Net sales	$3,276	100.0%	$2,557	100.0%
Cost of sales	2,050	62.6%	1,921	75.1%

Gross margin	1,226	37.4%	636	24.9%
Selling, general and administrative	371	11.3%	382	14.9%
Research and development	582	17.8%	648	25.4%
Amortization expense for acquired intangible assets	363	11.1%	366	14.3%
Reorganization of businesses, contract settlement, and other	(12)	-0.4%	197	7.7%

Operating loss	(78)	-2.4%	(957)	-37.4%
(Loss) gain on extinguishment or modification of long-term debt, net	(417)	-12.7%	2,289	89.5%
Other expense, net	(455)	-13.9%	(445)	-17.4%

(Loss) income before income taxes	(950)	-29.0%	887	34.7%
Income tax expense	1	0.1%	25	1.0%

Net (loss) income	$(951)	-29.1%	$862	33.7%

Nine Months Ended October 1, 2010 Compared to Nine Months Ended October 2, 2009

Net Sales

Our net sales and orders of approximately $3,276 million and $3,441 million in the first nine months of 2010 increased 28% and 27%, respectively, compared to the prior year period. We experienced higher net sales in all product design groups we are currently focusing on as a result of (i) increasing production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) higher capital spending in enterprise and wireline infrastructure and (iv) an increase in consumer spending affecting multimedia products which positively impacts our networking business. Distribution sales approximated 23% of our total net sales and increased 50% compared to the prior year period, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Net sales by product design group for the nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Nine Months Ended
(in millions)	October 1, 2010	October 2, 2009
Microcontroller Solutions	$1,179	$782
Networking and Multimedia	896	678
RF, Analog and Sensors	771	593
Cellular Products	344	355
Other	86	149

Total net sales	$3,276	$2,557

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 36% and 30% of our total net sales in the first nine months of 2010 and 2009, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 63% of Microcontroller Solutions’ net sales in the first nine months of 2010.

In the first nine months of 2010, Microcontroller Solutions net sales increased by $397 million, or 51%, compared to the prior year period, as a result of an increase in global automotive demand and significant increase in both worldwide and U.S. Big 3 light vehicle production. Our Microcontroller Solutions’ net sales increased by 49% in the automotive marketplace, as compared to the first nine months of 2009. This increase is attributable to (i) increased light vehicle sales in the second and third quarters of 2010 and (ii) the replenishment of inventories primarily in the first quarter of 2010 driven in part by increased sales in 2009 associated with government incentive programs. We also experienced a 57% increase in Microcontroller Solutions’ net sales associated consumer and industrial products purchased primarily through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 27% of our total net sales in the first nine months of 2010 and 2009, respectively. Our primary end markets for our networking and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and applications processors for the mobile consumer and infotainment markets.

Networking and Multimedia net sales increased by $218 million, or 32%, in the first nine months of 2010 compared to the prior year period. This is attributable to a broad-based increase in networking revenues, with particular strength in the enterprise and service provider markets, coupled with improvement in multimedia products sales led by strength in consumer market mobile devices and infotainment applications.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% of our total net sales in the first nine months of 2010 and 2009. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets; however, the automotive end market accounted for 55% of Radio Frequency, Analog and Sensors in the first nine months of 2010.

Radio Frequency, Analog and Sensors net sales in the first nine months of 2010 increased by $178 million, or 30%, compared to the prior year period attributable to higher demand for both analog and sensor products resulting from a rise in global automotive demand and a significant increase in both worldwide and U.S. Big 3 light vehicle production. Our Radio Frequency, Analog and Sensors’ net sales increased by 56% in the automotive marketplace, as compared to the first nine months of 2009. This increase is primarily attributable to (i) increased light vehicle sales in the second and third quarters of 2010 and (ii) the replenishment of inventories primarily in the first quarter of 2010 driven in part by increased sales in 2009 associated with government incentive programs. We also experienced a $17 million, or 23%, increase in our consumer business primarily due to an increase in demand for selected analog product.

Cellular Products

Our cellular handset business, which includes baseband processors and power management integrated circuits, represented 11% and 14% of our total net sales in the first nine months of 2010 and 2009, respectively. Cellular Products net sales in the nine months ended October 1, 2010 decreased by $11 million, or 3%, compared to the corresponding prior year period.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 3% and 6% of our total net sales in the first nine months of 2010 and 2009, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations.

Other net sales decreased by $63 million, 42%, in the first nine months of 2010 compared to the prior year period, primarily due to lower intellectual property revenue and a $34 million, or 59% decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 2% and 3% for the first nine months of 2010 and 2009, respectively.

Gross Margin

In the first nine months of 2010, our gross margin increased $590 million compared to the prior year period. As a percentage of net sales, gross margin was 37.4%, reflecting an increase of 12.5 percentage points. This increase was attributable to higher revenues and a 26% increase in factory utilization. The increase in factory utilization, yield improvements and a $102 million decrease in depreciation and amortization expense positively impacted gross margin, as we are experiencing greater operating leverage of our fixed manufacturing costs. In connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 15% since the end of 2009. Manufacturing-related expenses, including tool maintenance and support, purchased parts and production supplies, were also higher in connection with increased production volumes. We also experienced increases in other costs, including shipping and expedite fees.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $11 million, or 3%, in the first nine months of 2010 compared to the prior year period. This decrease was primarily the result of workforce reductions and focused cost restructuring in the information technology, sales and marketing and administrative functions. We have reduced our headcount in the selling, general and administrative areas by approximately 8% since October 2, 2009. These savings were partially offset by higher management fees and incentive compensation associated with our increased revenues and profitability, and the termination of austerity measures at the beginning of 2010.

Research and Development

Our research and development expense for the first nine months of 2010 decreased $66 million, or 10%, compared to the prior year period. We experienced savings from the gradual winding-down of our cellular handset business and workforce reductions. We reduced our research and development headcount by approximately 17% since October 2, 2009. These savings were partially offset by higher incentive compensation associated with our increased profitability and the termination of austerity measures at the beginning of 2010.

Reorganization of Businesses, Contract Settlement, and Other

In the first nine months of 2010, in connection with our Reorganization of Business Program, we reversed $19 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our manufacturing facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in non-cash asset impairment charges and $7 million in exit costs related primarily to underutilized office space which was vacated in the prior year, also in connection with our Reorganization of Business Program.

In the first nine months of 2009, in connection with the Reorganization of Business Program, we recorded $147 million in employee severance costs (net of severance reversals); $23 million in exit costs related primarily the termination of various operating leases; $19 million of non-cash asset impairment charges; and, $4 million of gains related to the sale and disposition of certain capital assets. We also recorded $12 million in charges in the first nine months of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

(Loss) Gain on Extinguishment of Long-Term Debt, Net

During the first nine months of 2010, we also recorded a pre-tax charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, associated with the Q2 and Q3 2010 Refinancing Transactions and the A&E Arrangement. These charges were partially offset by a $15 million pre-tax gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010. (Capitalized terms in this section are defined and discussed in “Financing Activities” in “Liquidity and Capital Resources.” The term Debt Exchange is defined and discussed in Note 4 to the accompanying condensed consolidated financial statements.)

During the first nine months of 2009, we recorded pre-tax gains, net of $2,264 million in connection with the Debt Exchange and $25 million associated with the open-market repurchases of $56 million of our senior unsecured notes.

Other Expense, Net

Other expense, net increased $10 million in the first nine months of 2010 compared to the prior year period. Net interest expense in the first nine months of 2010 included interest expense of $443 million partially offset by interest income of $7 million. Net interest expense in the first nine months of 2009 included interest expense of $441 million partially offset by interest income of $13 million.

During the first nine months of 2010, we also recorded in other, net (i) a $14 million pre-tax loss related due to the change in the fair value of our interest rate swaps and interest rate caps and (ii) a $6 million pre-tax loss attributable to one of our strategic investments accounted for under the equity method as well as foreign currency fluctuations.

During the first nine months of 2009, we recorded in other, net pre-tax losses of (i) $12 million related to certain of our investments which were accounted for under either the cost method or the equity method; (ii) 8 million in connection with the ineffective portion of our swaps that were no longer classified as a cash flow hedge; and, (iii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps. These losses were partially offset by a $4 million gain recorded in other, net the first nine months of 2009 in connection with a settlement of a LBSF swap arrangement with a notional amount of $400 million.

Income Tax Expense

As of October 1, 2010, the estimated annual effective tax rate for 2010 is an income tax expense of 1%, excluding an income tax benefit of $12 million recorded for discrete events. These discrete events relate primarily to the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. Our annual effective tax rate is less than the U.S. statutory 35% due to (i) minimal tax expense recorded on our U.S. earnings due to the valuation allowances reflected against U.S. deferred tax assets, and (ii) the mix of earnings and losses by taxing jurisdictions.

As of October 2, 2009, the estimated annual effective tax rate for 2009 was an income tax expense of less than 1%, excluding income tax expense of $13 million recorded for discrete events occurring in first nine months of 2009. These discrete events primarily reflected income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements.

Reorganization of Businesses, Contract Settlement, and Other

Nine Months Ended October 1, 2010

Reorganization of Business Program

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions have included (i) gradually winding-down our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. In the first nine months of 2010, we recorded a net benefit of $12 million in severance and exit costs associated with the Reorganization of Business Program, asset impairment charges and other disposition activities.

The following table displays a roll-forward from January 1, 2010 to October 1, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at October 1, 2010
Employee Separation Costs
Supply chain	$181	-	(7)	(15)	$159
Selling, general and administrative	14	-	(1)	(2)	11
Research and development	44	-	(9)	(17)	18

Total	$239	-	(17)	(34)	$188

Related headcount	1,750	-	(140)	(160)	1,450

Exit and Other Costs	$16	2	5	(10)	$13

The $34 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2010. We will make additional payments to these separated employees and the remaining approximately 1,450 employees through the first half of 2012. We reversed $17 million of severance accruals as a result of 140 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $7 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations.” In the first nine months of 2010, $10 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During the first nine months of 2010, we recorded (i) a net benefit of $5 million related primarily to proceeds received in connection with a terminated sales contract associated with our manufacturing facility in Dunfermline, Scotland and (ii) a $5 million non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland, both of which are classified as held for sale as of October 1, 2010.

Other Reorganization of Business Programs

In the first nine months of 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of October 1, 2010, we have $1 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2010.

Nine Months Ended October 2, 2009

In the first nine months of 2009, we incurred $200 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges, and other disposition activities. Specifically, we recorded $150 million in severance costs, $23 million in exit costs related primarily to the termination of various operating leases, $19 million of non-cash impairment charges related to certain other assets previously classified as held-for-sale, and $4 million of gains related to the sale or disposition of capital assets. Additionally, we incurred $12 million in charges related to our Japanese subsidiary’s pension plan associated with the Reorganization of Business Program. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan.

We also reversed $3 million of severance accruals in the first nine months of 2009 related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,072 million of cash and cash equivalents at October 1, 2010, $459 million was held by our U.S. subsidiaries and $613 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated $328 million of cash flow from operations in the first nine months of 2010 and utilized $71 million of cash flow from operations in the first nine months of 2009. The increase in cash flow provided by operations is primarily attributable to a 28% increase in revenues resulting in increased profitability compared to the prior year period. Our days sales outstanding remained unchanged at 36 days at October 1, 2010 from December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 95 days at October 1, 2010 from 87 days at December 31, 2009. Days purchases outstanding increased to 63 days at October 1, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash (used for) provided by investing activities was $(253) million and $425 million for the first nine months of 2010 and 2009, respectively. Our investing activities are driven primarily by capital expenditures, sales of short-term investments, payments for purchased licenses and other assets, and proceeds from the sale of property, plant and equipment and assets held for sale. The increase in cash utilized by investing activities was primarily the result of the generation of $488 million from the sale of our short-term investments in connection with our re-directing investments in a wholly-owned money market fund to cash equivalent money market accounts in the first nine months of 2009. In addition, we experienced an increase in our capital expenditures, which were $224 million and $46 million for the first nine months of 2010 and 2009, respectively, and represented 7% and 2% of net sales, respectively. We also experienced a corresponding increase in manufacturing tool and die expenditures over the same period. These increases were associated with investments to meet the current increase in customer demand in the first nine months of 2010.

Financing Activities

Our net cash (utilized for) provided by financing activities was $(358) million and $68 million in the first nine months of 2010 and 2009, respectively. The decrease in cash provided by financing activities is attributable primarily to (i) utilizing $275 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments in the first nine months of 2010, (ii) utilizing $83 million in cash for costs incurred in connection with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions, and (iii) receiving $184 million in proceeds from a draw down on the Revolver in the first nine months of 2009. We also made a $24 million excess cash flow payment in the first nine months of 2009 in connection with the terms of our Credit Facility. Finally, the $2,880 million of proceeds from the issuance of the 10.75% Unsecured Notes, the 10.125% Secured Notes and the 9.25% Secured Notes were substantially offset by the prepayments of a portion of the Credit Facility and senior unsecured notes as part of the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions.

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

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, FSL, Inc. issued $750 million aggregate principal amount of 10.75% senior unsecured notes maturing on August 1, 2020 (“10.75% Unsecured Notes”). The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the Floating Rate Notes, all as defined later in this footnote. This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes.

Open-Market Bond Repurchases

In the first nine months of 2010, FSL, Inc. repurchased $120 million of its senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), $78 million of its senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”) and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $15 million pre-tax gain, net. In the first nine months of 2009, FSL, Inc. repurchased $29 million of its 8.875% Unsecured Notes and $27 million of its PIK-Election Notes at a $25 million pre-tax gain, net.

Credit Facility

At October 1, 2010, FSL, Inc. had a senior secured credit facility (the “Credit Facility”) that included (i) the aforementioned $2,244 million Extended Term Loan and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $587 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $51 million of the Revolver after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

Extended Maturity Term Loan

At October 1, 2010, $2,244 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at FSL, Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at October 1, 2010 was 4.51%. (The spread over LIBOR with respect to the Extended Term Loan is 4.25%.) Under the Amended Credit Agreement, FSL, Inc. is required to repay a portion of the Extended Term Loan in quarterly installments in aggregate annual amounts approximating $29 million, with the remaining balance due upon maturity. In addition, under the Amended Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if, at June 30, 2014, (i) the aggregate principal amount of the Floating Rate Notes, the PIK-Election Notes and the 8.875% Unsecured Notes exceeds $500 million and (ii) FSL, Inc.’s total leverage ratio is greater than 4:1.

Other

The Revolver had a remaining borrowing capacity of $23 million, net of $32 million in outstanding letters of credit as of October 1, 2010. The interest rate on the Revolver was 2.26% at October 1, 2010.

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

Senior Notes

10.75% Unsecured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.75% Unsecured Notes outstanding at October 1, 2010. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2011. Relative to our overall indebtedness, the 10.75% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.75% Unsecured Notes are governed by the Indenture dated as of September 30, 2010 (the “10.75% Indenture”). Each of FSL, Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 10.75% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

FSL, Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes at any time prior to August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.75% Indenture. FSL, Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes, at any time on or after August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.75% Indenture. In addition, at any time on or prior to August 1, 2013, FSL, Inc. may redeem up to 35% of the aggregate principal balance of 10.75% Unsecured Notes with the proceeds of certain equity offerings, as described in the 10.75% Indenture. If FSL, Inc. experiences certain change of control events, holders of the 10.75% Unsecured Notes may require FSL, Inc. to repurchase all or part of their 10.75% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

On September 30, 2010, in connection with the issuance of the 10.75% Unsecured Notes, FSL, Inc. entered into a registration rights agreement (the “Registration Rights Agreement”) among FSL, Inc., the Guarantors, including FSL, Inc., and Citigroup Global Markets Inc., as the initial purchaser of the 10.75% Unsecured Notes. Under the Registration Rights Agreement, FSL, Inc. has agreed to use commercially reasonable efforts to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with the Securities and Exchange Commission (“SEC”). Pursuant to such exchange offer registration statement, FSL, Inc. will issue, in exchange for tendered 10.75% Unsecured Notes, registered securities containing terms substantially identical in all material respects to the 10.75% Unsecured Notes. Pursuant to the Registration Right Agreement, additional interest will be assessed with respect to the 10.75% Unsecured Notes in the event a registration default occurs.

9.25% Secured Notes

FSL, Inc. had an aggregate principal amount of $1,380 million in 9.25% Secured Notes outstanding at October 1, 2010. Interest is payable in arrears on every April 15th and October 15th commencing October 15, 2010. Relative to our overall indebtedness, the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 9.25% Secured Notes are governed by the Indenture dated as of April 13, 2010 (the “9.25% Indenture”). The Guarantors guarantee the 9.25% Secured Notes, joint and severally, on a senior secured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

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

10.125% Secured Notes

FSL, Inc. had an aggregate principal amount of $750 million in 10.125% Secured Notes outstanding at October 1, 2010. Interest is payable in arrears on every March 15th and September 15th commencing September 15, 2010. Relative to our overall indebtedness, the 10.125% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 10.125% Secured Notes are governed by the Indenture dated as of February 19, 2010 (the “10.125% Indenture”). The Guarantors guarantee the 10.125% Secured Notes, joint and severally, on a senior secured basis. (Refer to the guarantees discussion in Note 4 to our December 31, 2009 Annual Report on Form 10-K for further information.)

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

Other

FSL, Inc.’s Floating Rate Notes bear interest at a rate, that resets quarterly, equal to 3-month LIBOR (which was 0.29% on October 1, 2010) plus 3.875% per annum.

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

Covenant Compliance

FSL, Inc.’s Credit Facility and indentures contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; pay dividends or make other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and indentures, FSL, Inc. must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. FSL, Inc. was in compliance with these covenants as of October 1, 2010.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. Two of the financial ratios (the fixed charge coverage ratio and the consolidated secured debt ratio) currently fall outside of the ranges set forth in the indentures. This does not result in any form of non-compliance with these covenants contained within the indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Fair Value

At October 1, 2010 and December 31, 2009, the fair value of the aggregate principal amount of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, was approximately $7,399 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments, for the remainder of 2010 are $24 million. Future obligated debt payments are $29 million in 2011, $560 million in 2012, $29 million in 2013, $1,227 million in 2014, $29 million in 2015 and $5,736 million thereafter. These amounts reflect the principal payments on the Credit Facility, our senior secured, senior unsecured and senior subordinated notes, as well as a Japanese yen-denominated loan agreement of one of our foreign subsidiaries. These amounts exclude estimated cash interest payments of approximately $183 million during the remainder of 2010, $570 million in 2011, $595 million in 2012, $593 million in 2013, $604 million in 2014, $516 million in 2015 and $1,135 million thereafter.

Other Indebtedness

As of October 1, 2010, one of our foreign subsidiaries had $16 million outstanding under a short-term Japanese yen-denominated revolving loan balance. Final payments will be made in the fourth quarter of 2010 to repay the remaining balance due under this loan. We do not utilize any other short-term borrowing instruments.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. Generally Accepted Accounting Principles (“GAAP”) measure that we use to determine our compliance with certain covenants contained in the Credit Facility and the indentures governing the senior secured notes, senior unsecured notes, and senior subordinated notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

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

(in millions)	Twelve Months Ended October 1, 2010
Net loss	$(1,065)
Interest expense, net	563
Income tax benefit	(270)
Depreciation and amortization (1)	1,056

EBITDA	284
Non-cash stock-based employee compensation (2)	28
Other non-cash charges (3)	6
Extinguishment or modification of long-term debt and reorganization of business (4)	545
Cost savings (5)	150
Other defined terms (6)	42

Adjusted EBITDA	$1,055

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(2)	Reflects non-cash stock-based employee compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(3)	Reflects the non-cash charges related to impairments of strategic investments, property, plant and equipment and other non-cash items.

(4)	Reflects gains and losses on extinguishments and modifications of our long-term debt, and charges incurred under our Reorganization of Business Program.
(5)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(6)	Reflects other adjustments required in determining our debt covenant compliance.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, ongoing capital expenditures and debt service obligations. In addition, we expect to spend approximately $15 million during the remainder of 2010, approximately $75 million over the course of 2011 and approximately $110 million through 2012 in connection with the Reorganization of Business Program; however, actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of October 1, 2010 of $1,072 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. Our ability to borrow under our Revolver is limited to $23 million after taking into account $32 million in outstanding letters of credit.

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

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under our Credit Facility or our senior notes. In the first nine months of 2010, upon completion of the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions, FSL, Inc. (i) extended the maturity of certain of the borrowings under the Credit Facility, (ii) increased the interest rate with respect to the extended portion of the Credit Facility, and (iii) issued the 10.125% Secured Notes, 9.25% Secured Notes and the 10.75% Unsecured Notes in order to prepay amounts outstanding under the Credit Facility and to repurchase a portion of our senior unsecured notes. In connection with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions, annual cash interest expense is anticipated to increase by approximately $140 million. FSL, Inc. also repurchased $213 million of its senior unsecured notes in open-market transactions, using funds from cash reserves for the repurchase and early retirement of this long-term debt in the first nine months of 2010. (See “Financing Activities” for further discussion.”)

FSL, Inc. has the option to elect to pay interest on its PIK-Election Notes in the form of PIK Interest through December 15, 2011. With respect to the interest that will be due on such notes on the December 15, 2010 interest payment date, however, FSL, Inc. has elected to make such interest payment by paying cash at the cash interest rate of 9.125%.

As discussed in “Trends in Our Business,” the 2010 global economic outlook may adversely impact our business and result in lower operating profitability, as compared to peak prior year periods. The maintenance of certain of our financial ratios is based on our level of profitability. The recent global economic environment has resulted in lower operating profitability, causing two of our financial ratios (the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the indenture agreements, which will impose certain of the restrictions as discussed in “Financing Activities.”

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

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in the first nine months of 2010, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition (ASC Topic 605): Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. This new guidance will be effective for our fiscal year 2011 and its interim periods, with early adoption permitted. The guidance is effective for research and development milestones achieved during any reporting period that begins June 15, 2010, or later. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The fair value of the aggregate principal amount of our long-term debt approximates $7,399 million at October 1, 2010, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $14 million at October 1, 2010. The fair value of our interest rate swaps was estimated based on the yield curve at October 1, 2010, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at October 1, 2010. A 10% decrease in market rates would increase the fair value of our long-term debt by $43 million and increase the net obligation under our interest rate swap and interest rate cap agreements by less than $1 million.

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

At October 1, 2010, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $264 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain $1 million at October 1, 2010. Forward contract gains (losses) of $5 million and $(1) million for the third quarter and first nine months of 2010, respectively, were recorded in other, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	October 1, 2010
Malaysian Ringgit	$75
Euro	$73
Japanese Yen	$50
Israeli Shekel	$11
Singapore Dollar	$9
Taiwan Dollar	$(12)

We have provided $12 million in collateral to three of our counterparties in connection with our foreign exchange hedging program as of October 1, 2010.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $54 million as of October 1, 2010, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2009 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the nine months ended October 1, 2010. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

Item 4:	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. We record an associated liability when a loss is probable and the amount is reasonably estimable. We expect that neither any recorded liabilities nor any unrecorded residual claim amounts will have a material effect on our consolidated financial position, results of operations or cash flows.

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against FSL, Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, FSL, Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the Administrative Law Judge (“ALJ”) issued his determination finding in favor of the Respondents and recommended that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation as well as the potential effect on our consolidated financial position, results of operations and cash flows. Although the lawsuit in the Eastern District of Texas and Freescale’s appeal of the ITC’s decision are still pending, we do not believe the outcome of either of these pending matters will have a material impact on our financial position, results of operations, or cash flows.

Panasonic Corporation (“Panasonic”) is a former FSL, Inc. licensee and paid royalties to FSL, Inc. for use of FSL, Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to FSL, Inc. patents. After protracted license renewal negotiations which were not successful, FSL, Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various FSL, Inc. patents. On March 1, 2010, FSL, Inc. filed one lawsuit in the ITC seeking an injunction barring the importation of accused products into the United States, and two in the U.S. District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against FSL, Inc. and others, asserting that FSL, Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an injunction barring the importation of accused products into the United States, and two lawsuits filed in the U.S. District Court for New Jersey seek unspecified money damages. On April 7, 2010, Panasonic filed an additional lawsuit against FSL, Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. Both the lawsuit filed by FSL, Inc. in the ITC and the lawsuit filed by Panasonic in the ITC are scheduled for hearings in February 2011. We continue to assess the merits of the lawsuits filed by Panasonic as well as the potential impact on our consolidated financial position, results of operations and cash flows.

Please refer to Part I, Item 3: Legal Proceedings of our December 31, 2009 Annual Report on Form 10-K for further information.

Item 1A:	Risk Factors.

For a description of additional risk factors affecting our business and results of operations, refer to our December 31, 2009 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title

4.1	Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Notes (incorporated by reference to Exhibit 4.1 to the Freescale Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.2	Form of 10 3/4% Senior Notes (incorporated as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Freescale Current Report on Form 8-K filed with the SEC on October 5, 2010).

10.1	Registration Rights Agreement, dated September 30, 2010, by and among Freescale, the Guarantors party thereto and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Freescale Current Report on Form 8.K filed with the SEC on October 5, 2010).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

* = filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: October 22, 2010	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer