Form 10-K
period 2010-12-31
Freescale Semiconductor Holdings I, Ltd.
filed 2011-02-11
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐ (As a voluntary filer not subject to filing requirements, the registrant nevertheless filed all reports which would have been required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been required to file reports pursuant to Section 15(d) of the Exchange Act solely as a result of having registered debt securities under the Securities Act of 1933.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common shares. As of February 4, 2011, there were 1,012,883,108 of the registrant’s common shares, par value $0.005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires. Freescale, the Freescale logo, CodeWarrior, Coldfire, Coldfire+, Kinetis, PowerQUICC, QorIQ, Qorivva, SMARTMOS, StarCore, VortiQa and Xtrinsic are our trademarks and copyrights. Other names used in this Annual Report on Form 10-K are for informational purposes only and may be trademarks of their respective owners. We were incorporated in Bermuda on November 9, 2006.

Item 1:	Business

Overview

We are the global leader in embedded processing semiconductors and solutions. In 2010, we derived approximately 80% of our net sales from products where we held the #1 or #2 market positions and had over 30% of the embedded processor market. Our embedded processor products include microcontrollers, single- and multi-core microprocessors, applications processors and digital signal processors. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including nearly 11,500 issued and pending patents, allowing us to serve our more than 18,000 customers through our direct sales force and distribution partners.

We are focused on some of the fastest growing applications within the automotive, networking, industrial and consumer markets. These applications include automotive safety, hybrid and all-electric vehicles, next generation wireless infrastructure, smart energy, portable medical devices, consumer appliances and smart mobile devices. We leverage our deep customer relationships, intellectual property portfolio, extensive suite of software and design tools and technical expertise to introduce innovative new products and platform-level solutions in our target markets. We were first to market with the following products: our Qorivva automotive microcontroller units (“MCU”), which are the industry’s most powerful MCUs developed utilizing 55 nanometer process technology; our 45 nanometer multi-core QorIQ communications processors, which offer advantages in processing speed and power consumption in the networking infrastructure market; and our 77GHz radar systems for advanced automotive safety. We expect to be early to market with a quad-core applications processor for mobile devices with our i.MX6 family. We believe our ability to leverage our intellectual property across product lines and target markets enables us to be early to market with our products.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. Growing electronic content in automobiles, increasing network bandwidth, connected industrial and medical electronics, context-based sensing, the proliferation of smart mobile devices and the increasing importance of power efficiency are driving the growth of our business. According to the International Data Corporation (“IDC”), a global provider of market intelligence, the total market for microcontrollers, digital signal processors and communications processors is expected to exceed $23.1 billion by 2013, representing a compound annual growth rate of 8.0% from 2010. We believe our competitive offerings will enable us to grow faster than the markets in which we compete.

Our broad product portfolio falls into three primary groupings:

	Microcontrollers	Networking and Multimedia	RF, Analog and Sensor
Key Applications	Automotive safety & chassis Traditional, hybrid and all-electric automotive powertrains Consumer appliances Factory automation Portable medical devices Smart grid & smart energy	Wireless infrastructure (basestations) Enterprise switching & routing Cloud computing Networked printing & imaging Security appliances Automotive driver information system Smart mobile devices	Wireless infrastructure (basestations) Automotive safety systems Powertrain & engine management Hybrid electric vehicles Consumer sensors Smart mobile devices Consumer appliances

Market Position	#2 in Microcontrollers (1) #2 in Automotive MCU / MPU (1,4) #2 in China MCU market (1,4) #1 in 802.15.4 Chipsets (4)	#1 in Embedded Microprocessors (2) #1 in Communications Processors (2) #1 in eReader Applications Processors (1,4,6,7) #2 in DSPs (1)	#1 in RF Power Devices (1,2,3) #1 in Merchant Automotive MEMS- based Sensors (5) #1 in Automotive Accelerometers (5)

Net Sales ($ in millions) / % of 2010 sales (*)	$1,594 / 36%	$1,233 / 28%	$1,056 / 24%

*	Cellular Products and Other accounted for the remaining 12% of total 2010 net sales.

(1) IHS iSuppli, March 2010; (2) Ranking based on calendar year 2009 worldwide revenue. “Semiconductor Applications Worldwide Annual Market Share: Database,” Gartner Dataquest, March 2010. The Gartner Reports described herein, (the “Gartner Reports”) represent data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this report) and the opinions expressed in the Gartner Reports are subject to change without notice; (3) Allied Business Intelligence, January 2011; (4) Freescale estimate based on third-party data; (5) IHS iSuppli, October 2010; (6) Allied Business Intelligence October 2010; and (7) IDC, January 2011.

We sell our products directly to original equipment manufacturers (“OEMs”), distributors, original design manufacturers and contract manufacturers through our global sales force. Our close customer relationships have been built upon years of collaborative product development.

Our Industry

Semiconductor Market Overview

Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, storing information and converting or controlling electronic signals. Semiconductor functionality varies significantly depending upon the specific function or application of the end product in which the semiconductor is used. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization for a particular application or customer and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in the proliferation of semiconductors and electronic content across a diverse array of products. According to Gartner, the global semiconductor market, excluding memory and discrete devices, is forecasted to grow from $212.7 billion in 2010 to $257.2 billion in 2013 representing a compound annual growth rate of 6.5%.

Increasing Proliferation of Embedded Processing Solutions

Embedded processors are stand-alone semiconductors that perform dedicated or embedded computing functions in electronic systems. They provide the core functionality within electronic systems adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. These products can be programmed to address specific requirements of electronic systems in a wide variety of applications and products. Embedded processing systems typically combine the digital processing element, most commonly a microcontroller, a microprocessor or a digital signal processor, with software and various sensors, interfaces, analog, power management and networking capabilities.

The proliferation of embedded processing architectures is being driven by the need for increased performance and capabilities, connectivity, power efficiency and lower costs. Advances in semiconductor design have resulted in smaller and more energy efficient embedded processors and platform solutions that enable design engineers to increase system intelligence across a broad and continually increasing variety of products. Embedded processors are well-suited to meet the demands of these products as they provide an efficient combination of processing capabilities per unit of energy consumed. Combining embedded processors with complementary products such as RF, power management, and analog and mixed-signal semiconductors and several categories of sensors into platform-level solutions enables OEMs to offer products with higher performance at a lower cost.

Our Target Markets

We have a strategic focus on markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership.

	Automotive	Networking	Industrial	Consumer
Market Size (1) (2010E $ in billions)	$20.4	$59.0	$17.0	$40.3

2010E to 2013E
Compound Annual Growth Rate (1)	12.0%	6.5%	8.6%	13.7%

Key Market Segments	Chassis & safety Powertrain Body & security Driver information systems Hybrid and all-electric	Wired & wireless infrastructure Routers & switches Security appliances Printers & gateways Femto / pico cells	Consumer appliances Building & factory automation Portable medical Smart meters & smart grids	Smart mobile devices RF remote controls Electronic gaming Consumer sensors Home multimedia

Growth Drivers	Increasing unit sales of automobiles, especially in emerging markets Increasing semiconductor content per vehicle Government & consumer demands for increased safety, efficiency	Proliferation of smart mobile devices, mobile data Increasing demand for bandwidth, cloud computing Digital content creation, distribution and consumption	Power efficiency considerations Increasing need for precision Machine to machine connectivity	Digital content creation, distribution and consumption Proliferation of smart mobile devices Gaming

(1)	All market data excludes memory and discrete devices with the exception of media tablets. All market size and growth data for the automotive market is from Strategy Analytics Semiconductors. All market size and growth data for the networking, industrial and consumer markets is from Gartner (“Forecast: Semiconductor Worldwide, 4Q10 Update”), December 2010. Market size and growth data for the consumer market excludes televisions and portable media players and includes media tablets.

Automotive Market

Semiconductor sales to the global automotive market, which includes applications for powertrain, driver safety, engine management and driver information and convenience systems, as well as the increasing prevalence of hybrid and all-electric vehicles, are driven by two principal trends. Global automotive vehicle unit sales are expected to increase as the global economy recovers and auto sales continue to grow in emerging markets. Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, extensive design-in timeframes and long product cycles resulting in significant barriers to entry and increased revenue visibility.

J.D. Power and Associates, a global marketing information services firm, expects overall vehicle sales for the global automotive industry to grow from 72 million vehicles in 2010 to 91 million vehicles in 2013, representing a compound annual growth rate of approximately 8%. According to J.D. Power and Associates, these sales will be widely distributed globally with the highest growth coming from emerging markets. For example, J.D. Power and Associates expects vehicle sales for the BRIC markets (Brazil, Russia, India and China) to reach 36 million vehicles in 2013, representing a compound annual growth rate of 13% between 2010 and 2013. China is driving much of this expansion with an estimated 19 million vehicles expected to be sold in 2011.

Semiconductor content per vehicle is increasing driven by a combination of factors including government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes and consumer demand for greater fuel efficiency and new comfort and multimedia applications. Automotive safety features have been evolving from passive safety to integrated active and passive safety systems, with regulatory actions in North America, Europe, China and Korea driving increases in applications such as tire pressure monitoring, electronic stability control, occupant detection and advanced driver assistance systems. This evolution is expected to continue at an accelerated rate. According to Strategy Analytics, a global research and consulting firm, the number of new vehicles with collision safety systems sold in North America is expected to grow at a compound annual growth rate of 17.3%, from 5.9 million units in 2011 to 13.1 million units in 2016. In addition, the number of new vehicles with collision safety systems sold in China is expected to grow at a compound annual growth rate of 25.2%, from 3.5 million units in 2011 to 10.6 million units in 2016. Semiconductor content is also increasing in engine management and fuel economy applications, occupant comfort and convenience systems and user interface applications. In addition, the use of networking in automotive applications is increasing as various sub-systems communicate within the automobile and with devices and networks external to the automobile. Semiconductors enable significant energy efficiency improvements in electric and hybrid vehicles, which can contain nearly double the dollar amount of electronics compared to a gasoline-only powered vehicle. According to Frost & Sullivan, a business and consulting firm, the semiconductor market for electric and hybrid vehicles drive trains is expected to grow from $310 million in 2009 to $925 million in 2013 representing a 31% compound annual growth rate.

Networking Market

Growth in the networking market is being driven by strong consumer demand for digital content, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce that requires constant connectivity to real-time data. Wireless, enterprise and Internet traffic is rapidly increasing due to trends including greater adoption of mobile Internet services and smart mobile devices, cloud computing, Internet protocol television and online gaming. New media-rich applications for both consumers and enterprises, like video sharing sites, social networks, HD movie downloads, video conferencing and online gaming are the major drivers of this growth. According to Cisco Systems, Inc.’s Visual Networking Index forecast, Internet video is expected to account for 91% of all consumer Internet traffic in 2014 and global mobile data traffic is expected to double every year from 2009 through 2014. In the future, Internet delivery of video to TVs and mobile devices followed by cost-effective, HD interactive video communications is expected to fuel the growth of video traffic over the Internet.

Service providers, enterprises and consumers are demanding wireless infrastructure, networking and electronic equipment that can address the significant market opportunities created by these media-rich applications. As a result, there is growing demand on providers of wireless infrastructure, networking and storage equipment to rapidly introduce new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. For example, in the wireless infrastructure market, equipment manufacturers are currently supplying carriers with wireless infrastructure equipment based on long term evolution, or LTE, a 4G specification that provides downlink peak rates of at least 100 Mbps and uplink peak rates of at least 50 Mbps. This compares to currently prevailing 3G networks which have typical downlink peak rates of 2 Mbps and uplink peak rates of approximately 200 kbps. These transitions highlight the need for networking semiconductor providers to deliver higher performance, high signal bandwidth, low-power multi-core solutions along with enabling software, tools and reference designs targeting both the networking and smart mobile device markets.

Industrial Market

The industrial market is comprised of a wide variety of diverse submarkets such as smart energy and smart meters, white goods, machine-to-machine connectivity, portable medical devices, and home and building automation. The industrial semiconductor market, according to Gartner1, is expected to grow from $17.0 billion in 2010 to $21.8 billion in 2013, representing a compound annual growth rate of 8.6%. The demand for energy conservation, including the increased adoption of electronic utility metering, also commonly known as smart meters, is driving increased semiconductor demand. These smart meters incorporate semiconductors to enable precision metrology and connectivity with the power grid and home networks. In the white goods market, consumer appliances such as refrigerators and washing machines require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through touch controls. The use of machine-to-machine connectivity in commercial and industrial environments also is increasing. This technology allows a device, such as a sensor or a meter, to capture an event, such as a temperature reading or inventory level, and turn it into meaningful information (for example, by communicating that an item needs restocking). The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies, and the need for portability in emerging markets, creating demand for precision analog, connectivity and ultra low-power components.

Consumer Market

Growth in the consumer market is being driven by the demand for an assortment of rich media content that is increasingly consumed on a variety of smart mobile devices such as smart phones and tablets. The consumer semiconductor market, according to Gartner2, is expected to grow from $40.3 billion in 2010 to $59.3 billion in 2013, representing a compound annual growth rate of 13.7%. In addition, the application of sensors in consumer devices such as mobile phones and other smart mobile devices is expanding rapidly due to the increasing demand for display rotation and touch screen interfaces. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the performance, cost, quality, and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors, sensors, and power management ICs.

Our Competitive Strengths

We possess a number of competitive strengths that we believe will allow us to capitalize on the growth opportunities in the semiconductor industry including the following:

Worldwide leader in embedded processing. We have one of the most comprehensive and technologically advanced embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors, including specifically within communications processors, automotive microcontrollers and eReader applications processors. We are one of the few companies with the ability to offer a full suite of embedded processors that leverage a mixture of proprietary and open processor architectures including ARM and Power architectures. In addition, we have the #1 position in RF power devices for cellular and mobile wireless infrastructure. We believe that our scale and breadth of products allow us to better serve our customers and will enable us to capture market share.

Strong system level technology and applications expertise. We have deep system level applications expertise as a result of our long standing customer relationships. Our design tools, reference designs and software and platform solutions allow our customers to efficiently adopt and integrate our products. We believe our unique system-level technology and applications expertise enhance our ability to anticipate industry trends and customer needs. This knowledge enables us to collaborate with our customers during their product development process, allowing us to be early to market with new, innovative products.

Strong intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. Our research and development staff of over 4,500 employees is one of the largest embedded processing and system-level solutions engineering forces in the industry, and we believe that our $782 million of research and development investment in 2010 was one of the largest in the industry. We have an extensive intellectual property portfolio that includes nearly 11,500 issued and pending patents covering key technologies used in products within our target markets. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.

[1]	“ Forecast: Semiconductor Worldwide, 4Q10 Update,” Gartner, December 2010. Excludes memory and discrete semiconductors.
[2]	“ Forecast: Semiconductor Worldwide, 4Q10 Update,” Gartner, December 2010. Excludes memory and discrete semiconductors but includes semiconductors in media tablets.

Well-established, collaborative relationships with leading customers. We have established strong relationships with leading customers across our target markets through our highly experienced global sales and field engineering teams, comprised of over 1,000 employees. Our close customer relationships have been built on years of collaborative product development and enable us to develop critical expertise regarding our customers’ requirements. This system-level expertise, close collaboration with our customers and the mission critical role our products perform in electronic systems have allowed our products to be designed into multiple generations of our customers’ products, which enhances our net sales visibility.

Efficient operating model with lean manufacturing base. Our variable and low-cost operating model enabled by our lean manufacturing base allows us to operate with greater flexibility and at reduced cost. We maintain our internal manufacturing capacity to produce the majority of our products that require our differentiated and specialty process technologies and exclusively utilize third party foundry partners for process nodes below 90 nanometers. This enables us to maximize our responsiveness to customer demand and to reduce our investments in manufacturing capacity and process technology.

Executive management team with proven history of success. We have a highly experienced executive management team with deep industry knowledge and a strong execution track record. Our Chairman and Chief Executive Officer, Rich Beyer, was hired in 2008 to lead our transformation efforts and has assembled an executive team that brings an average of over 26 years experience in the semiconductor and broader high-technology industries. Our management team has driven the significant improvement in our profitability, successfully refocused our research and development activities, streamlined our manufacturing footprint and improved our capital structure.

Our Strategy

We intend to capitalize on the proliferation of embedded processing and to leverage our leading embedded processor technology and platform-level solutions in each of our four target markets. We believe our scale, broad technology portfolio, focused research and development investment, differentiated products, close customer relationships and design win momentum position us to grow at rates in excess of those of our target markets. The key elements of this strategy are to:

Focus research and development on multiple high-growth applications. We focus our research and development activities on some of the fastest growing applications in our target markets such as automotive safety, hybrid and all-electric vehicles, next generation wireless infrastructure, smart energy, portable medical devices, consumer appliances and smart mobile devices. We intend to continue to invest in developing innovative embedded processing products and platform-level solutions to pursue attractive opportunities in our current markets and in new markets where our solutions improve time to market and reduce development costs for our customers.

Rapidly deliver first-to-market highly differentiated products and platform-level solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of first-to-market products and platform-level solutions in our target markets. For example, we were first to market with the following products: our Qorivva automotive MCUs, which are the industry’s most powerful MCUs utilizing 55 nanometer process technology; and our 45 nanometer multi-core QorIQ communications processors, which offer advantages in processing speed and power consumption in the networking market. We intend to continue to leverage our research and development and design capabilities to deliver early to market products and platform-level solutions.

Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in underpenetrated end markets and geographies. Our distribution partners provide us access to more than 200,000 potential customers and 6,500 field application engineers to provide coverage and support. We are creating additional incentive programs and making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis line of microcontrollers, which incorporate the ARM Cortex-M4 architecture, and our Xtrinsic line of intelligent sensors.

Leverage our presence in emerging markets to drive growth. We believe that we are well positioned to significantly grow in emerging markets given our history in China (over 34 years), India (over 13 years) and Brazil (over 14 years). For example, our commitment to China and India includes nine research and development centers and six sales offices strategically positioned in these emerging markets. We intend to continue our focus on emerging markets to drive growth in our business.

        Continue to improve gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yield and test time reductions, manufacturing footprint reduction and portfolio mix enhancement. Our efforts include the planned closure of our 150 millimeter facilities in France and Japan, which will result in significant fixed cost reductions and utilization improvement as products are transitioned to our more efficient 200 millimeter facilities. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue to efficiently manage our capital expenditures. We believe we are well-positioned to continue to achieve improvements in margins, profitability and cash flow.

Products and Applications

Our key products are embedded processors, which include microcontrollers, single- and multi-core microprocessors, applications processors and digital signal processors. We also offer customers a broad portfolio of differentiated semiconductor products that complement our embedded processors, including RF, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and open architecture software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a team of over 1,000 software engineers who work in conjunction with our partners to develop robust design ecosystems for our platform-level solutions. The implementation of these solutions can take various forms including devices which encompass a high level of integration within a single piece of silicon, the combination of several semiconductor devices into a single package or the highly integrated combination of multiple semiconductor devices and software into a subsystem.

We hold market leadership positions across our three product design groups described below:

Microcontroller Solutions

We have been a provider of MCU solutions for more than 30 years. MCUs integrate all the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier to many of our customers, especially in the automotive and industrial markets. Our products provide the intelligence for many systems, ranging from engine management systems that reduce emissions, improve fuel efficiency and enhance driver performance to consumer appliance control systems that utilize resources such as water and energy more efficiently while increasing cleaning capability. Our wireless connectivity products provide low power wireless communications functionality for the industrial and consumer markets.

Microcontrollers

Our MCU product portfolio ranges from ultra low power, low end 8-bit products to high performance 32-bit products with on-board flash memory. We are migrating much of our portfolio to our new 90-nanometer process technologies. We recently introduced the new Qorivva product line based on Power Architecture technology, which is the industry’s most powerful MCU developed utilizing 55 nanometer process technology. Our portfolio is highly scalable, and coupled with our extensive software tools such as CodeWarrior, enables our customers to more easily design in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities. We have integrated touch sensing software in our 8-bit S08 MCUs and our 32-bit ColdFire MCUs, minimizing system complexity for customers who need to add touch sensing to their system user interfaces. We have also introduced optimized power architecture-based 32-bit products for the automotive and industrial markets and 32-bit ColdFire and Kinetis products for industrial markets. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex-M4 processor for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of ARM Cortex-M4 MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, mixed signal and memory scalability. Similar to our Kinetis line, our 16-bit digital signal controllers are primarily used in the home appliance market where they manage motor control and enable quieter and more energy efficient consumer appliances.

Wireless Connectivity

Our wireless products utilize the IEEE standard 802.15.4, which is also the basis for the Zigbee wireless specification, for devices and applications that utilize a low data rate and require long battery life and secure networking. We integrate this technology in our solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls, and home automation.

Microcontroller Solutions
Principal Products	Key Applications	Selected Market Leading Positions

• MCUs (Qorivva, ColdFire+ and Kinetis 8, 16 and 32-bit MCUs built on Power, ColdFire and ARM architectures) • Wireless connectivity (IEEE 802.15.4 / Zigbee low power wireless)

•        Automotive (powertrain & hybrid, body & security, chassis &
safety, driver
information systems)

•        Industrial (factory automation & drives, building control & HVAC, smart metering & smart grid, medical, consumer appliances, transportation & aerospace, general embedded industrial)

•        Consumer (smart mobile devices,
RF remote controls, electronic gaming, home multimedia)

• #2 in total MCUs (1) • #2 in China MCU market(1) • #2 in Automotive MCU / MPU(1,2) • #1 in 802.15.4 chipsets (2)

(1)	IHS iSuppli, March 2010; (2) Freescale estimate based on referenced third-party data.

Networking and Multimedia

We provide networking and multimedia microprocessors for the wireless and wireline communications infrastructure, enterprise and home networking, and industrial and consumer markets. Our product portfolio includes communication processors, DSPs and multimedia and application processors and leverages a mixture of proprietary and open processor architectures, including ARM and Power architectures and our comprehensive software solutions.

Communications Processors

Communications processors are programmable semiconductors that perform tasks related to control and management of digital data, as well as network interfaces. They are designed to handle tasks related to data transmission between nodes within a network, the manipulation of that data upon arrival at its destination and protocol conversion. Our product portfolio includes 32-bit and 64-bit offerings ranging from a single core to multiple cores as well as our 45 nanometer multi-core QorIQ communications processors. For over 25 years, our communication processors, based on the Power architecture technology, have powered communication networks around the world. Our PowerQUICC communications processors are used throughout the wired and wireless infrastructure today. Our multi-core QorIQ platforms use one or more high-performance 32- or 64-bit cores integrated with specific network accelerators, and support a wide range of embedded networking equipment, industrial and general-purpose computing applications.

A key component to our platform-level solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. For example, we have completed several software acquisitions in recent years, including the foundation for the VortiQa software suite, and we continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. An example of this type of investment is the strategic alliances we have formed with embedded software partners ENEA Systems, Green Hills Software, and Mentor Graphics. These strategic alliances are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multi-core processors and the tools required to assimilate them into their end products.

Digital Signal Processors

DSPs are microprocessors that can perform advanced calculations very rapidly on a real-time basis. Within networking products, DSPs are utilized to perform functions such as baseband modem processing. We are on our fifth generation of multi-core digital signal processing technology. Our DSP portfolio includes single-core to multi-core DSPs based on the StarCore architecture integrated with specific wireless acceleration technology. These products enable baseband processing in the wireless base station market, support multiple air-interfaces in cellular networks such as LTE, HSPA+, TD-SCDMA, CDMA2K and WiMAX, and as a result have been designed in at 8 of the top 10 wireless providers. Our DSPs used in conjunction with our communications processors give us a broad portfolio in the market to satisfy wireless infrastructure requirements.

Applications Processors

Applications processors consist of a computing core with embedded memory and special purpose hardware and software for multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive DIS and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. We collaborated with ARM Inc. to establish the Linaro software alliance to develop open source standards based on Linux that are intended to increase the speed of development of next generation consumer devices. We are also working with e-Ink to develop the next generation eReader.

Networking and Multimedia
Principal Products	Key Applications	Selected Market Leading Positions

•     Communications processors (QorIQ and PowerQUICC single and multi-core 32- and 64-bit processors built on the Power architecture)

•     DSPs (baseband processors built on the StarCore architecture)

•     Applications processors (i.MX 32-bit multi-core processors built on the ARM architecture)

•     Networking (wireless infrastructure (basestations)), small business / SOHO, enterprise, femto / pico cells, networked printing & imaging, cloud computing)

•     Consumer (smart mobile devices, electronic gaming, home multimedia)

• #1 in Embedded Microprocessors (1) • #1 in Communications Processors (1) • #1 in eReader Applications Processors (2,3,4,5) • #2 in DSPs (3)

(1) Ranking based on calendar year 2009 worldwide revenue. “Semiconductor Applications Worldwide Annual Market Share Database,” Gartner Dataquest, March 2010; (2) Allied Business Intelligence Research, October 2010; (3) IHS iSuppli, March 2010; (4) IDC, January 2011; and (5) Freescale estimate based on third-party data.

Radio Frequency, Analog and Sensors

RF, power management, analog, mixed-signal and sensor semiconductors serve as the interface between the outside world and embedded systems.

Radio Frequency Devices

Our products amplify RF signals in preparation for transmission of a communications signal over a wireless telecommunications network, from 2G to 4G, and for use in other markets such as avionics, broadcast, military applications, lighting, scientific and medical. Our RF devices target the wireless communications market and provide solutions for all of the major frequency bands and modulation formats, such as GSM, EDGE, CDMA, iDen, digital television, W-CDMA, TD-SCDMA, WiMAX and LTE. Applications for our RF infrastructure products include general purpose amplifiers, low noise amplifiers, attenuators, base station IC drivers, base station module pre-drivers and RF high-power transistors. We have consistently provided market leadership in a broad range of RF products, resulting in our long-standing #1 market position in RF power transmission devices.

Analog, Mixed-Signal and Power Management Integrated Circuits

Our analog, mixed-signal and power management ICs perform various functions, including driving actuators (such as in motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for electronic systems. These advanced analog and mixed-signal devices perform audio processing, backlight management / control, power management, and charging functions. The product portfolio includes an array of System on Chip (SoC) solutions that allow the integration of significant amounts of digital processing logic in conjunction with sophisticated analog functionality. Examples of how our analog and mixed-signal and power management semiconductors play a critical role in key applications include highly efficient and safe battery management for hybrid and all-electric vehicles and power management ICs integrated with processors for consumer and industrial applications. These products are sold into all of our markets, frequently as part of our platform-level solutions, as well as specialized components.

Sensors

Sensors serve as a primary interface between an embedded system and the external environment. We provide several categories of semiconductor-based sensors: pressure, inertial, magnetic and proximity sensors. We created the first inertial MEMS sensor for automotive airbags in the late 1980s and the first capacitive tire pressure sensor in 2003. More recently we created the first digital barometric pressure sensor and the world’s first active safety 77 GHz integrated radar chipset technology in 2010. Our Xtrinsic smart sensor platform introduced in 2010 combines an inertial sensor, embedded processor with connectivity and power management along with a reference software toolset for ease of design-in, that allows contextual based processing and decision intelligence. These products provide orientation detection, gesture recognition, tilt to scroll functionality and position detection in mobile devices and gaming applications. Within automotive, our 77GHz radar sensor products enable the convergence of active and passive safety systems, our inertial sensors enable vehicle stability control and our pressure sensors are well-positioned for continued growth in tire pressure monitoring.

Radio Frequency, Analog and Sensors

Principal Products	Key Applications	Selected Market Leading Positions

•     Analog, mixed-signal ICs (switches, power management devices, battery & motor control devices, CAN/LIN network transceivers, and signal conditioners)

•     Sensors (acceleration, pressure, proximity, touch, magnetic, radar)

•     RF ICs (power transistors, amplifiers, receivers, tuners)

•     Networking (wireless infrastructure (basestations))

•     Automotive (powertrain & hybrid, body & security, chassis & safety, driver information systems)

•     Industrial (Factory automation & drives, building control & HVAC, smart metering & smart grid, medical, consumer appliances, transportation & aerospace, general embedded industrial)

•     Consumer (smart mobile devices, electronic gaming, home multimedia)

• #1 in RF Power Devices (1)(2)(3) • #1 in Automotive Accelerometers (4) • #1 in Automotive Merchant MEMS Based Sensors (4)

(1) IHS iSuppli, March 2010; (2) Rankings based on Calendar Year 2009 worldwide revenue. “Semiconductor Applications Worldwide Annual Market Share: Database,” Gartner Dataquest, March 2010; (3) Allied Business Intelligence, January 2011; and (4) IHS iSuppli, October 2010.

Cellular Products

Since 2008, we have significantly decreased our research and development investment for our cellular products following market share losses by our largest customer and have refocused our research and development spending on high growth applications within our target markets. Our cellular product portfolio represented approximately 20% of our net sales in 2008 as compared to approximately 10% in 2010. Although we have significantly reduced funding for new product development for our baseband product offerings, we continue to provide products, solutions and support to our existing cellular customers. We sell baseband processors to Motorola to support their iDEN mobile devices and support several product lines within the Research in Motion Blackberry series. Product offerings in our cellular handset business include baseband processors, power management ICs and RF subsystems. These products focus on digital basebands, RF transceivers and single-chip radios for GSM/EDGE, WCDMA and iDen network protocols. Other product offerings in our cellular handset business include power management ICs, and proximity and inertial sensors that serve as the interface between the smart mobile device, the environment and the user. Applications for our proximity sensors in cellular products include touch screen interface, audio processing ICs, intelligent speaker phone and ringer features. Applications for our inertial sensors in cellular products include portrait-landscape display rotation, fall/shock detection, camera stabilization, and 3-D gaming.

Sales and Marketing

We sell our products directly to OEMs, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our direct sales force is organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. As of December 31, 2010, we had 53 sales offices located in 23 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Our distribution sales network provides an opportunity for us to offer our products and services to a wider array of customers.

In 2010, 2009 and 2008, 83%, 83%, and 78% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific, Europe, Middle East and Africa (EMEA), Americas and Japan regions represented approximately 45%, 26%, 23% and 6%, respectively, of our net sales in 2010. We believe the Asia-Pacific region represents a market growth opportunity for us and, accordingly, we continue to enhance our sales and marketing capabilities and infrastructure in China and India by strengthening our direct sales force and expanding the scope of our distribution network.

Research and Development

Our research and development activities comprise both product and technology development. Our technology development programs, including system-on-a-chip design and packaging and process technology, support our product design engineering efforts. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), SMARTMOS, radio frequency and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products.

We participate in alliances and other arrangements with external partners in the area of design technology, process technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. We provide funding to the Semiconductor Research Corporation, a technology research consortium located in Research Triangle Park, North Carolina. We also participate in collaborative research programs with CEA-LETI, an applied research center for microelectronics located in Grenoble, France, and with the GreenTouch Initiative, a research consortium whose goal is to increase energy efficiency in information and communications and technology networks. We continually review our memberships in these technology research alliances and arrangements, and we may make changes from time to time. Our research and development locations include facilities in the United States, Brazil, Canada, Mexico, Czech Republic, France, Germany, Israel, Romania, Russia, United Kingdom, China, India and Malaysia.

During 2010, we focused our research and development initiatives consistent with our strategy to focus on growth markets and key market leadership positions where we believe attractive growth opportunities exist over the long-term. Following our decision in 2008 to gradually wind-down our cellular handset business, we reduced our research and development expenditures related to this area. Research and development expense was $782 million, $833 million and $1,140 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Manufacturing

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. We also utilize a balance of internal capabilities and contract manufacturing services for standard complementary metal oxide semiconductor (CMOS) processes and high-volume products. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies smaller than 90 nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and ensure cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer size and scale down to 45-nanometer technologies.

Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2010, approximately 25% of our front-end manufacturing was outsourced to wafer foundries. We outsourced approximately 39% of our back-end manufacturing to assembly and test subcontractors, based on total units produced in 2010. Both of these percentages may change as our business and our product mix changes. We continually evaluate our manufacturing model in order to improve our supply competitiveness, gross margin and cash flows.

We own and operate seven manufacturing facilities, five of which are wafer fabrication facilities and the remaining two of which are assembly and test facilities. These facilities are certified to the ISO/TS 16949:2002 international quality standards. This technical specification aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry. These operations also are certified to ISO 9001:2000. Our ISO 14001 management systems are designed to meet and exceed regulatory requirements. We have ISO 14001 certified manufacturing operations in the United States, France, Japan, China and Malaysia. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Oak Hill, Austin, Texas	Radio frequency transceivers Radio frequency amplifiers Power management devices Sensors Radio frequency laterally diffused metal oxide semiconductor (LDMOS) devices	200 mm wafers CMOS, bipolar CMOS (BiCMOS), Silicon Germanium Power CMOS 0.25 micron

Chandler, Arizona	Microcontrollers Power management devices	200 mm wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	Microprocessors Microcontrollers Applications processors	200 mm wafers Advanced CMOS, system-on-a-chip 90 nanometer

Toulouse, France (*)	Power management devices Motor controllers	150 mm wafers Power CMOS 0.5 micron

Sendai, Japan (*)	Microcontrollers Sensors	150 mm wafers CMOS, embedded non-volatile memory (NVM), Micro Electro Mechanical Systems (MEMs) 0.5 micron

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	Microprocessors Microcontrollers Power management devices Analog and mixed-signal devices Radio frequency devices

Tianjin, China	Microprocessors Microcontrollers Power management devices Analog and mixed-signal devices

(*)	The operations at these facilities are scheduled to close in the fourth quarter of 2011.

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a “just-in-time basis,” and we believe that they have sufficient supply to meet our current needs. We, however, have experienced certain supply chain constraints in the past, and it is possible that we could experience supply chain constraints in the future due to a sudden worldwide surge in demand or supply chain disruption.

Our technology approach is to leverage multi-functional technical capabilities and innovation to create unique and differentiated products meeting customer requirements for systems and solutions. For our digital products such as digital signal processors, microprocessors and MCUs, we use both industry-standard processes and standard processes enhanced by us and our partners. To develop sensors, analog power and radio frequency devices, we use specialized, differentiated in-house processes.

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

Our business continuity plan covers issues related to continuing operations (for example, continuity of manufacturing and supply to customers), crisis management of our business sites (for example, prevention and recovery from computer, data, hardware and software loss) and information protection. We perform annual risk assessments at each site, reviewing activities, scenarios, risks and actual events and conducting annual test drills. Generally, we maintain multiple sources of supply of qualified technologies. We also audit our suppliers’ compliance with their business continuity plans.

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

We compete in our different product lines primarily on the basis of technology offered, product features, warranty, quality and availability of service, time-to-market, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. We believe that new products represent the most significant opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry.

Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Electronics Corporation, STMicroelectronics, Microchip Technology Incorporated, Atmel Corporation, Analog Devices Incorporated, Cavium Networks, Inc. and Texas Instruments Incorporated.

Backlog

Our backlog was $1.1 billion at December 31, 2010 compared to $1.0 billion at December 31, 2009. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only orders expected to be fulfilled during the next 13 weeks are reported. An order is removed from backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment and delivery schedules under outstanding purchase orders are frequently revised in response to changes in customer needs without significant penalty. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date is not the sole indicator of future results.

Intellectual Property

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenues. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of nearly 11,500 issued and pending patents and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. When and if issued, patents are typically valid for 20 years from the date of filing the application. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

We generate revenues from licensing our patents and certain technologies to third parties. Our future intellectual property revenues depend in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through appropriate legal means to the extent that we determine the potential benefits of such actions outweigh any costs involved.

Environmental Matters

For a discussion of the material effects of compliance with environmental laws, please see the “Environmental Matters” discussion in “Item 3: Legal Proceedings.”

Employees

As of December 31, 2010, we employed approximately 19,000 full-time employees. Our U.S. employees are not represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

Item 1A:	Risk Factors

Set forth below, and elsewhere in this report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to materially differ from the results contemplated. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

We have a history of losses. If net sales grow more slowly than anticipated and operational costs increase, we may be unable to achieve or maintain profitability.

We have high interest expense and amortization expense, and as a result, we have historically incurred net and operating losses. We may not succeed in achieving or maintaining profitability on an annual basis and could continue to incur quarterly or annual losses in future periods. In addition, we expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased net sales to achieve or maintain profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. Failure to adjust our supply chain volume due to changing market conditions or failure to estimate our customers’ demand could adversely affect our results of operations.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, higher inventory levels and accelerated erosion of average selling prices. We have historically experienced adverse effects on our profitability and cash flows during such downturns and may experience such downturns in the future. We may not be able to effectively respond to future effects which could have a material negative impact on our business, financial condition and results of operations. Likewise, demand for our products is subject to significant fluctuation. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. If we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, capital expenditures and logistical complexities.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be impacted if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products is dependent, to a large degree, on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to forecast. On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, we may not be able to purchase sufficient supplies or components, or secure sufficient contract manufacturing capacity, to meet increasing product demand, which could harm our reputation, prevent us from taking advantage of opportunities and reduce net sales growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work.

In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels during periods of declining market demand. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.

Our operating results may be adversely affected if economic conditions impact the financial viability of our customers, distributors or suppliers, particularly in the automotive industry.

We regularly review the financial performance of our customers, distributors and suppliers. However, global economic conditions may adversely impact the financial viability of and increase the credit risk associated with our customers, distributors or suppliers. Customer insolvencies in key industries most affected by any economic downturn, such as the automotive industry, or the financial failure of a large customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our business, financial condition and results of operations and could result in our inability to collect our accounts receivable.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected. Even after we win and begin a product design, a customer may decide to cancel or change their product plans, which could cause us to generate no sales from a product and adversely affect our results of operations.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any net sales despite incurring significant design and development expenditures. Because of the rapid rate of technological change, the loss of a design win could result in our failure to offer a generation of a product. In addition, the failure to offer a generation of a product to a particular customer could prevent access to that customer for several years. These risks are particularly pronounced in the automotive market, where there are longer design cycles. Our failure to win a sufficient number of designs could result in lost sales and negatively impact our competitive position in future selection processes because we may not be perceived as being a technology or industry leader, each of which could have a material negative impact on our business, financial condition and results of operations.

After winning a product design for one of our customers, we may still experience delays in generating net sales from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly and adversely affect our financial results, as we may have incurred significant expense and generated no net sales. Finally, if our customers fail to successfully market and sell their products, it could have a material negative impact on our business, financial condition and results of operations as the demand for our products falls.

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

Our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions, joint ventures and other alliances. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share for Freescale.

We compete in our different product lines primarily on the basis of technology offered, product features, warranty, quality and availability of service, time-to-market, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry. If we are unable to keep pace with technology changes, our market share could decrease and our business would be adversely affected.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 44%, 46% and 54% of our net sales in 2010, 2009 and 2008, respectively. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. Other than Continental AG and Motorola, no other end customer represented more than 10% of our total net sales in any of the last three years. Continental AG represented 12% and 11% of our total net sales in 2010 and 2009, respectively, and Motorola represented 10% and 23% of our total net sales in 2009 and 2008, respectively.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or particular products in those industries, could have a material negative impact on our results of operations.

Our growth is dependent, in part, on end-user demand for our customers’ products. Our largest end-markets are automotive, networking and industrial, and we also provide products to targeted consumer electronics markets. Any industry downturns that adversely affect our customers or their customers, including increases in bankruptcies in relevant industries, could adversely affect end-user demand for our customers’ products, which would adversely affect demand for our products.

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	worldwide automotive production levels;

•	capital spending levels of our networking customers;

•	consumer spending;

•	rate of adoption of new or alternative technologies;

•	changes in consumer preferences;

•	changes in regulation of products and services provided; and

•	general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. In addition, there can be no assurance that particular products within these industries will experience the growth in demand that we expect. The industries we serve could experience slower growth or a decline in demand, which could have a material negative impact on our business, financial condition and results of operations.

Our automotive customer base is comprised largely of suppliers to U.S. and European automotive manufacturers. Light vehicle production by the U.S. Big 3 automakers declined significantly in 2008 and the first half of 2009. Shifts in demand away from U.S. and European automotive manufacturers or lower demand for U.S. and European automobiles could adversely affect our sales.

The semiconductor industry is characterized by significant price erosion, especially after a product has been on the market for a significant period of time.

The specific products in which our semiconductors are incorporated may not be successful, or may experience price erosion or other competitive factors that affect the prices manufacturers are willing to pay us. One of the results of the rapid innovation that is exhibited by the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. Customers may vary order levels significantly from period to period, request postponements to scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during times of low demand for those end products. This can make managing our business difficult, as it limits our ability to effectively predict future demand. In order to profitably supply these products, we must reduce our production costs in line with the lower net sales we can expect to receive per unit. Usually, this must be accomplished through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will not be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result may incur losses on such products.

We cannot guarantee that competition in our core product markets will not lead to price erosion, lower net sales growth rates and lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material negative impact on our business, financial condition and results of operations. Furthermore, actual growth rates may be less than projected industry growth rates, resulting in spending on process and product development well ahead of market requirements, which could have a material negative impact on our business, financial condition and results of operations.

If we fail to keep pace with technological advances in our industry and associated manufacturing processes, or if we pursue technologies that do not become commercially accepted, our products may not be as competitive, our customers may not buy our products and our business, financial condition and results of operations may be adversely affected.

Technology and associated manufacturing processes are an important component of our business and growth strategy. Our success depends to a significant extent on the development, implementation and acceptance of new product designs and improvements. Commitments to develop new products must be made well in advance of any resulting sales. Technologies, standards or manufacturing processes may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness in our target markets. If we are unable to successfully develop new products, our net sales may decline and our business could be negatively impacted.

We are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt agreements.

We are highly leveraged. As of December 31, 2010, our total consolidated indebtedness (all of which has been incurred by our subsidiaries) was approximately $7,618 million. We are a guarantor of substantially all of this debt. Our subsidiaries also had an additional $27 million available for borrowing under a revolving credit facility. In addition, under the terms of the senior unsecured PIK-election notes due 2014, Freescale Inc., the issuer of the PIK-election notes, has the option to utilize the payment-in-kind (PIK) feature of the outstanding PIK-election notes at the PIK interest rate of 9.875%, make a cash interest payment at the cash interest rate of 9.125%, or use an evenly split combination of the two, for each interest payment period through December 15, 2011. In the event a PIK interest election is made, our consolidated debt will increase by the amount of such PIK interest. Freescale Inc. elected to pay PIK interest for the interest period that ended June 15, 2010, and, as a result, Freescale Inc. increased the principal amount of the PIK-election notes by approximately $25 million on June 15, 2010. Freescale Inc. also elected to use the PIK interest feature for the interest periods ending on June 15, 2009 and December 15, 2009, resulting in an increase in principal amount of approximately $53 million in 2009. Freescale Inc. paid the December 15, 2010 interest payment, and has elected to pay the June 15, 2011 interest payment, in cash.

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

•

exposing us to the risk of increased interest rates because certain of the borrowings, including borrowings under the senior credit facilities and the senior unsecured floating rate notes, are at variable rates of interest;

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

At December 31, 2010, our indebtedness included (i) a revolving credit facility with a committed capacity of $590 million, and $532 million outstanding thereunder, excluding letters of credit and a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008, which will be available through December 1, 2012, at which time all outstanding principal amounts under the revolving credit facility will be due and payable; (ii) $2,237 million outstanding under a term loan due December 1, 2016, which maturity accelerates to September 1, 2014 if (a) on such date the aggregate principal amount of Freescale Inc.’s senior unsecured notes due 2014 exceeds $500 million and (b) Freescale Inc.’s total leverage ratio as of June 30, 2014 (as calculated under the senior credit facilities) is greater than 4:1; (iii) $1,198 million aggregate principal amount outstanding under senior unsecured notes due 2014; (iv) $764 million aggregate principal amount outstanding under senior subordinated notes due 2016; (v) $2,130 million aggregate principal amount outstanding under senior secured notes due 2018; and (vi) $750 million aggregate principal amount outstanding under senior unsecured notes due 2020.

Despite the high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, an additional $27 million was available for borrowing under the revolving credit facility as of December 31, 2010, and under the PIK-election notes, Freescale Inc. has the option to utilize the PIK interest feature, make a cash interest payment, or use an evenly split combination of the two, for each interest payment period through December 15, 2011. In the event a PIK interest election is made, our consolidated debt will increase by the amount of such PIK interest.

If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation.

Our cash interest expense for the years ended December 31, 2010, 2009 and 2008 was $537 million, $444 million and $671 million, respectively. This does not include PIK interest accrued or paid on the PIK-election notes. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable and, in the case of our secured debt, foreclose against the assets securing the debt, and we could be forced into bankruptcy or liquidation.

Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and, even if permitted, we may not be able to consummate any such dispositions, which could result in our inability to meet our debt service obligations. Much of our debt requires, and our future debt may also require, us to repurchase such debt upon an event that would constitute a change of control for the purposes of such debt. We may not be able to meet these repurchase obligations because we may not have sufficient financial resources to do so. Our failure to meet our repurchase obligations upon a change of control would cause a default under the agreements governing our debt.

Increases in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates could adversely affect our financial condition. LIBOR (the interest rate index on which our variable rate debt is based) fluctuates on a regular basis. At December 31, 2010, we had approximately $2,826 million aggregate principal amount of variable interest rate indebtedness under the senior unsecured floating rate notes and the senior credit facilities. Any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. Based on our variable interest rate debt outstanding at December 31, 2010, a 1% increase in LIBOR rates would increase our annual interest expense by approximately $28 million. As a protection against rising interest rates, we have entered and may in the future enter into agreements such as interest rate swap and cap contracts. However, the other parties to the agreements may fail to perform; the terms may be unfavorable to us depending on rate movements; and, such agreements may not completely protect us from increased interest expense in a particular situation.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our subsidiaries’ ability to engage in specified types of transactions. These covenants limit our subsidiaries’ ability to, among other things:

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	incur additional indebtedness or issue certain preferred shares;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and, in the case of the revolving credit facility, terminate any commitments to extend further credit. Such actions by the lenders under any one of our debt agreements could cause cross defaults under our other indebtedness. If we were unable to repay amounts due to the lenders under the senior credit facilities or the senior secured notes, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior credit facilities and senior secured notes. If our lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt obligations.

Our industry is highly capital intensive and, if we are unable to obtain the necessary capital, we may not remain competitive.

To remain competitive, we must constantly improve our facilities and process technologies and carry out extensive research and development, each of which requires investment of significant amounts of capital. This risk is magnified by our high level of indebtedness, since we are required to use a significant portion of our cash flow to service our debt, and also because our level of debt limits our ability to raise additional capital. If we are unable to generate sufficient cash or raise sufficient capital to meet both our debt service and capital investment requirements, or if we are unable to raise capital on favorable terms when needed, our business, financial condition and results of operations could be materially negatively impacted.

Our gross margin is dependent on a number of factors, including our level of capacity utilization.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Notwithstanding our utilization of third-party contract manufacturers, a majority of our production requirements are met by our own manufacturing facilities. If we are unable to utilize our manufacturing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower net sales and lower margins for us in the future.

We outsource a portion of our manufacturing activities to third-party contract manufacturers. If our production or manufacturing capacity at one of these third-party facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.

We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 25% of our wafer fabrication and approximately 39% of our assembly, packaging and testing in 2010 to third-party contract manufacturers. If production or manufacturing capacity is delayed, reduced or eliminated at one or more of these facilities, manufacturing could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

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

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our net sales or otherwise adversely affect our business, financial condition and results of operations.

A reduction or disruption in our production capacity or our supplies, or an incorrect forecast, could negatively impact our business.

Our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result of such problems, we may not be able to deliver products on time or in a cost-effective, competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. We have in the past experienced delays in delivery and product quality. Our failure to adequately manage our capacity could have a material negative impact on our business, financial condition and results of operations.

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We use highly combustible materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of explosions and fires, which can cause significant disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of semiconductor from one of our facilities to another can take between six to twelve months to accomplish, and in the interim period we would likely suffer significant or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations. In connection with our decision to eliminate our 150mm manufacturing capability, we are currently transitioning certain technologies to our other manufacturing facilities and contract manufacturers.

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

We sell our products throughout the world. In 2010, 2009 and 2008, 83%, 83% and 78% of our products were sold into countries other than the United States, respectively. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world;

•	the instability of international governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards and laws;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers; and

•	potentially burdensome taxation and changes in foreign tax laws.

International financial crisis and conflicts are creating many economic and political uncertainties that are impacting the global economy. A continued escalation of international financial crisis and conflicts could severely impact our operations and demand for our products.

In certain of the countries where we sell our products, effective protections for patents, trademarks, copyrights and trade secrets may be unavailable or limited in nature and scope as compared to the level of protection available in the United States. In addition, as we target increased sales in Asia, differing levels of protection of our intellectual property in Asian countries could have a significant negative impact on our business. The laws, the enforcement of laws, or our efforts to obtain and enforce intellectual property protections in any of these jurisdictions may not be sufficient to protect our intellectual property. As a result, we may lose some or all of the competitive advantage we have over our competitors in such countries.

        A majority of our products are manufactured in Asia, primarily in China, Japan, Malaysia, Taiwan and Korea, and a significant portion of our new design wins in 2010 were awarded in Asia, particularly in China. Any of the factors set forth above impacting these countries, or any other conflict or uncertainty in these countries, including due to political unrest, public health or safety concerns or natural disasters (such as earthquakes), could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could impair our freedom to operate or result in significant expense to defend against such claims or obtain a license to such technology.

From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers and collaborators), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages (potentially treble damages in the United States, including royalties on sales of our products);

•	cease the manufacture, use or sale of the infringing products or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all;

•	comply with the terms of import restrictions imposed by the International Trade Commission (ITC), or similar administrative or regulatory authority; or

•	forego the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

Any of the foregoing could affect our ability to compete or otherwise have a material negative impact on our business, financial condition and results of operations.

We depend significantly on intellectual property to protect our technologies and products.

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of nearly 11,500 issued and pending patents and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

We may not be successful in protecting our intellectual property rights or developing or licensing new intellectual property, which may harm our ability to compete and may have a material negative impact on our results of operations.

We generate revenue from licensing our patents and manufacturing technologies to third parties. Our future intellectual property revenue depend in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute license agreements with us or prohibit their use of our intellectual property. Some of these proceedings did, and future proceedings may, require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In connection with our intellectual property:

•	the steps we take to prevent misappropriation or infringement of our intellectual property may not be successful;

•	our existing or future patents may be challenged, limited, invalidated or circumvented; and

•	the measures described above may not provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to protect adequately our intellectual property may have a material negative impact on our business, financial condition and results of operations.

We obtain some of the intellectual property we use in our operations through license agreements with third parties. Some of these license agreements contain provisions that may require the consent of the counterparties to remain in effect after a change of control. If we are unable to obtain any required consents under any material license agreements in the event of a change of control, our rights to use intellectual property licensed under those agreements may be at risk. If any material license agreements are terminated or expire, we could lose the right to use the subject intellectual property, which could result in a negative impact on our ability to manufacture and sell some of our existing products.

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

We may be subject to liabilities as a result of personal injury claims based on alleged links between the semiconductor manufacturing process and certain illnesses and birth defects.

In the last few years, there has been increased litigation, media scrutiny and associated reports focusing on an alleged link between working in semiconductor manufacturing clean room environments and certain illnesses and birth defects. Because we utilize these clean rooms, we may become subject to liability as a result of current and future claims alleging personal injury. A significant judgment against us or material defense costs could harm our business, financial condition and results of operations.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our net sales and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of adverse economic conditions in the U.S. and international markets, including the recent crisis in global credit and financial markets;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	manufacturing, assembly and test capacity; and,

•	our ability to hire, retain and motivate key employees to meet the demands of our customers.

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

The failure to implement, as well as the completion and impact of, our transformation program could adversely affect our business.

Since 2008 we have significantly transformed our business and market strategy. This transformation program has included strengthening our senior leadership team, winding down our cellular business, restructuring research and development efforts, streamlining our manufacturing footprint, and improving our capital structure, including activities in connection with our reorganization of business program. In the past, we have realized significant annualized cost savings as a result of these activities. However, we cannot assure you that future initiatives relating to our transformation program will be successfully implemented, will result in similar cost savings or will materially impact our profitability. In addition, cost savings from measures yet to be finalized may be lower than we currently anticipate, and they may or may not be realized on our anticipated timeline. For example, if the closure of our 150mm fabrication facilities in either Toulouse, France or Sendai, Japan is delayed beyond 2011, the anticipated cost savings would be delayed, and we would continue to incur inventory and other costs related to the operation of those facilities. Moreover, because these transformation activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

From time to time we may also decide to divest product lines and businesses or restructure our operations, including through the contribution of assets to joint ventures. However, our ability to successfully extricate ourselves from product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular product line, none may be available. In addition, we may face internal obstacles to our efforts. In some cases, particularly with respect to our European operations, there may be laws or other legal impediments affecting our ability to carry out such sales or restructuring. As a result, we may be unable to exit a product line or business, or to restructure our operations, in a manner we deem to be advantageous.

We may engage in acquisitions, joint ventures and other transactions intended to complement or expand our business. We may not be able to complete these transactions and, if executed, these transactions could pose significant risks and could have a negative effect on our operations.

Our future success may be dependent on opportunities to enter into joint ventures and to buy other businesses or technologies that could complement, enhance or expand our current business or products or that we believe might otherwise offer us growth opportunities. If we are unable to identify suitable targets, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. In addition, in pursuing acquisitions, we may face competition from other companies in the semiconductor industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States, the European Union and other jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt, assume loss-making divisions and incur other types of expenses. We may not be able to complete such transactions for reasons including, but not limited to, a failure to secure financing or as a result of restrictive covenants in our debt instruments. Any transactions that we are able to identify and complete may involve a number of risks, including:

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

Our results of operations could be adversely affected by changes in tax-related matters.

We conduct operations in more than 30 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may adversely affect our results of operations. Our results of operations could also be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.

In addition, we are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn adversely affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations or in our business performance could affect our ability to realize those deferred tax assets, which could also adversely affect our results of operations.

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. We cannot assure you that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and negatively impacted.

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful life. For example, the European Directive 2002/95/Ec on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at certain properties. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material negative impact on our business, financial condition and results of operations.

In addition to the costs of complying with environmental, health and safety requirements, we have incurred, are currently incurring, and may in the future incur, costs defending against environmental litigation brought by government agencies and private parties. We have been, are, and may be in the future, defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries, logistics providers and other sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes on us and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or any disruption in the operations of our logistic providers as a result of fire, natural disaster, unavailability of utilities or otherwise, could have a material negative effect on our business, financial condition and results of operations.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2010 we owned 13 facilities and leased 65 facilities. Our total square footage consists of approximately 11 million square feet, of which approximately 9 million square feet is owned and approximately 2 million square feet is leased. Our remaining lease terms range from one to nine years.

The following table describes our facilities as of December 31, 2010:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	4 owned facilities, 26 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	5.6 million	1.4 million

Asia	6 owned facilities, 19 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China Sendai, Japan (1)	1.9 million	0.4 million

Europe, Middle East, Africa	3 owned facilities, 20 leased facilities	Toulouse, France (1) Munich, Germany Tel Aviv, Israel East Kilbride, Scotland	1.7 million	0.3 million

(1)	The manufacturing operations at these facilities are scheduled to close in the fourth quarter of 2011.

We believe that all of our facilities and equipment are in good condition, are well maintained and are adequate for our present operations.

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Japan, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced.

Item 3:	Legal Proceedings

Legal Proceedings

We are a defendant in various lawsuits and are subject to various claims which arise in the normal course of business. We record an associated liability when a loss is probable and the amount is reasonably estimable.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Under agreements with Motorola, Freescale Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

Panasonic Corporation is a former Freescale Inc. licensee and paid royalties to Freescale Inc. for use of Freescale Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to Freescale Inc. patents. After protracted license renewal negotiations which were not successful, Freescale Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various Freescale Inc. patents. On March 1, 2010, Freescale Inc. filed one lawsuit in the ITC seeking an exclusion order barring the importation of accused products into the United States, and two lawsuits in the United States District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against Freescale Inc. and others, asserting that Freescale Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an exclusion order barring the importation of accused products into the United States, and two lawsuits filed in the United States District Court for New Jersey seek unspecified monetary damages. On April 7, 2010, Panasonic filed an additional lawsuit against Freescale Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. On February 10, 2011, Freescale Inc. and Panasonic executed a settlement agreement, including a mutual release and cross-license, that terminates and resolves the ITC actions and all related lawsuits between Freescale Inc. and Panasonic. As part of the cross-license, Panasonic agreed to pay Freescale Inc. a license fee for certain patent licenses.

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the United States District Court for the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved with the ITC matter and other patents owned by Rambus. Rambus seeks unspecified money damages, enhanced damages, and injunctive relief.

The resolution of intellectual property litigation, including those matters described above, may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, require us to make material changes to our products and/or manufacturing processes, require us to cross-license certain of our patents or other intellectual property and/or prohibit us from manufacturing or selling one or more products in certain jurisdictions, which could adversely impact our operating results in future periods. If any of those events were to occur, our business, financial condition and results of operations could be adversely affected.

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in the United States and other jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. Environmental requirements may become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws.

Motorola was identified as a potentially responsible party at certain locations in the past, and has been engaged in investigations, administrative proceedings and/or cleanup processes with respect to past chemical releases into the environment. Freescale Inc. agreed to indemnify Motorola for certain environmental liabilities related to its business, including the sites described below. Potential future liability (excluding costs spent to date) at these or other sites for which we are responsible may adversely affect our results of operations.

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. In addition, the EPA recently announced it will conduct “vapor intrusion studies” in residential areas adjacent to the 52nd Street facility. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material.

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

Item 4:	Removed and Reserved

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our outstanding common shares are privately held, and there is no established public trading market for our common shares. As of February 3, 2011, there were 31 holders of record of our common shares.

Dividend Policy

We have not paid cash dividends on our common shares in the last two years. We do not intend to pay cash dividends on our common shares for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, reducing our debt and for general corporate purposes. In addition, our ability to pay cash dividends on our common shares or to receive distributions or other transfers from our subsidiaries to enable us to pay cash dividends on our common shares may be limited by restrictions under the terms of the agreements governing our and our subsidiaries’ existing and future outstanding indebtedness, including the senior credit facilities and the indentures governing Freescale Inc.’s notes. Subject to the foregoing, the payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due; or (ii) that the realizable value of our assets would thereby be less than the aggregate of our liabilities, our issued share capital and our share premium accounts.

Equity Compensation Plan Information

The following tables summarize our equity compensation plan information as of December 31, 2010.

Freescale Semiconductor Holdings I, Ltd.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—		—
Equity compensation plans not approved by security holders(1)	70,953,525	$1.49	(2)	8,482,965

Total	70,953,525	$1.49		8,482,965

(1)	This includes restricted stock units and options to purchase common shares of Holdings I awarded under the 2006 Management Incentive Plan and options to purchase common shares of Holdings I awarded under the 2007 Employee Incentive Plan.
(2)	This weighted-average exercise price does not include outstanding restricted stock units.

Freescale Holdings L.P.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	129,749	$—	—

Total	129,749	$—	—

(1)	This includes Class B limited partnership interest units in Freescale Holdings L.P. awarded under the 2006 Profits Interest Plan (described in Note 6 to the accompanying audited consolidated financial statements).

Item 6:	Selected Financial Data

Freescale Semiconductor Holdings I, Ltd.

Five Year Financial Summary

	Successor				Combined (1)	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Operating Results
Net sales	$4,458	$3,508	$5,226	$5,722	$6,359	$565	$5,794
Cost of sales	2,768	2,563	3,154	3,821	3,625	450	3,175

Gross margin	1,690	945	2,072	1,901	2,734	115	2,619
Selling, general and administrative	502	499	673	653	729	59	670
Research and development	782	833	1,140	1,139	1,204	99	1,105
Amortization expense for acquired intangible assets	467	486	1,042	1,310	117	106	11
In-process research and development(2)	—	—	—	—	2,260	2,260	—
Reorganization of businesses, contract settlement, and other (3)	—	345	53	64	(12)	—	(12)
Impairment of goodwill and intangible assets (4)	—	—	6,981	449	—	—	—
Merger expenses(5)	—	—	11	5	522	56	466

Operating (loss) earnings	(61)	(1,218)	(7,828)	(1,719)	(2,086)	(2,465)	379
(Loss) gain on extinguishment or modification of long-term debt, net (6)	(417)	2,296	79	—	(15)	—	(15)
Other (expense) income, net (7)	(600)	(576)	(733)	(780)	(8)	(56)	48

(Loss) earnings before income taxes and cumulative effect of accounting change	(1,078)	502	(8,482)	(2,499)	(2,109)	(2,521)	412
Income tax (benefit) expense	(25)	(246)	(543)	(886)	(108)	(134)	26

(Loss) earnings before cumulative effect of accounting change	(1,053)	748	(7,939)	(1,613)	(2,001)	(2,387)	386
Cumulative effect of accounting change, net of income tax expense	—	—	—	—	7	—	7

Net (loss) earnings	$(1,053)	$748	$(7,939)	$(1,613)	$(1,994)	$(2,387)	$393

Balance Sheet (End of Period)
Total cash and cash equivalents and short-term investments (8)	$1,043	$1,363	$1,394	$751	$710
Total assets	$4,269	$5,093	$6,651	$15,117	$17,739
Total debt and capital lease obligations	$7,618	$7,552	$9,786	$9,497	$9,526
Total shareholders’ (deficit) equity	$(4,934)	$(3,894)	$(4,692)	$3,190	$4,717

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”) or with the rules for pro forma presentation but is presented because we believe it provides the most meaningful comparison of our results.

(2)	In connection with our acquisition by a consortium of private equity funds in 2006, purchase accounting adjustments were recorded to establish intangible assets including in-process research and development. This amount was expensed upon closing of the acquisition.

(3)	Charges in 2009 and 2008 related to a series of restructuring actions we initiated in 2008 to streamline our cost structure and redirect some research and development investments into growth markets. These actions have included (i) gradually winding-down our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly funded research alliance), (iii) discontinuing our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland, and the planned closure of such facilities in Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. During 2007, we recorded severance costs as part of a program to improve our operational efficiencies and reduce costs and we also recorded impairment and exit costs associated with the closure of our wafer fabrication facility in Crolles, France.

(4)	In 2008, in connection with the termination of our agreement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. During 2007, we began discussions regarding an existing supply agreement with Motorola and concluded that indicators of impairment existed related to the intangible assets associated with our wireless business. As a result, we recorded a $449 million impairment charge related to these assets in 2007.

(5)	Costs associated with the 2006 acquisition by a consortium of private equity funds included (i) the redemption of outstanding notes, (ii) share-based compensation due to accelerated vesting of stock options, restricted stock units, and stock appreciation rights awards, (iii) various professional fees and (iv) employee compensation and payroll taxes. Amount for 2008 reflects expenses related to our acquisition of SigmaTel, Inc. and other merger related items.

(6)	Charges recorded in 2010 primarily reflect a net pre-tax charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization associated with the refinancing activities completed in 2010. These charges were partially offset by a $15 million net pre-tax gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. Gains recorded during 2009 primarily reflect a $2,264 million net pre-tax gain recorded in the first quarter of 2009 in connection with the debt exchange completed during the period. Gains recorded during 2008 reflect the net pre-tax gain related to open market repurchases of Freescale Inc.’s existing notes. The charge recorded in the predecessor period reflects the loss related to the full redemption of our floating rate notes due 2009.

(7)	Primarily reflects interest expense associated with our long-term debt for periods after the acquisition in 2006.

(8)	The following table provides a reconciliation of total cash and cash equivalents and short-term investments to the amounts reported in our accompanying audited Consolidated Balance Sheets at December 31, 2010, 2009, 2008, 2007, and 2006 or in their accompanying Notes:

(in millions)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents	$1,043	$1,363	$900	$206	$177
Short-term investments	—	—	494	545	533

Total	$1,043	$1,363	$1,394	$751	$710

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years ended December 31, 2010, 2009, and 2008. You should read the following discussion of our results of operations and financial condition in conjunction with our accompanying audited consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements. As used herein, “Freescale Inc.” means Freescale Semiconductor, Inc., our indirect wholly owned subsidiary and main U.S. operating entity. We refer to our principal shareholder, Freescale Holdings L.P., as “Freescale LP,” its general partner, Freescale Holdings G.P., Ltd., as “Freescale GP,” our direct subsidiary, Freescale Semiconductor Holdings II, Ltd., as “Holdings II” and our indirect subsidiaries, Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd. and Freescale Semiconductor Holdings V, Inc., as “Holdings III,” “Holdings IV” and “Holdings V,” respectively.

Overview

Our Business. We are the global leader in embedded processing semiconductors and solutions. Our embedded processor products include microcontrollers, single-and multi-core microprocessors, applications processors and digital signal processors. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including nearly 11,500 issued and pending patents which allow us to serve our more than 18,000 customers through our direct sales force and distribution partners.

Our broad product portfolio falls into three primary groupings, Microcontroller Solutions (“MSG”), Networking and Multimedia (“NMG”) and Radio Frequency, Analog and Sensor (“RASG”). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our ten largest end customers accounted for approximately 44%, 46% and 54% of our net sales in 2010, 2009 and 2008, respectively. Other than Continental AG and Motorola, no other end customer represented more than 10% of our total net sales for any of the last three years. In 2010, 2009 and 2008, 83%, 83% and 78% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific, Europe, Middle East and Africa (EMEA), Americas and Japan regions represented approximately 45%, 26%, 23% and 6%, respectively, of our net sales in 2010.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our three primary groupings. Our MSG product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 36%, 32% and 31% of our total net sales in 2010, 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 64%, 64% and 65% of MSG’s net sales in 2010, 2009 and 2008, respectively. Our NMG product line, which includes communications processors and digital signal processors, networked multimedia devices and application processors, represented 28%, 27% and 22% of our total net sales in 2010, 2009 and 2008, respectively. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes radio frequency devices, analog devices and sensors, represented 24%, 23% and 20% of our total net sales in 2010, 2009 and 2008, respectively. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure, and computer peripherals markets. The automotive end market accounted for 55%, 49% and 53% of the Radio Frequency, Analog and Sensor group’s sales in 2010, 2009, and 2008, respectively.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. During 2010, we experienced significant demand improvement and net sales growth. As a result, we selectively increased headcount and capital expenditures to meet the required increase in production. We increased our headcount by approximately 9% during 2010, and our capital expenditures were approximately 6% of our net sales in 2010 as compared to 2% in 2009. We also terminated certain austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed, and certain other employee benefit curtailments) effective January 1, 2010, as a result of improving business conditions. However, over the course of 2010, we also faced certain supply chain constraints consistent with general conditions in the semiconductor industry. This resulted in higher production and shipping costs and higher material costs.

        Net sales in 2010 were up 27% over the prior year, with growth in all geographic regions in which we operate, excluding Japan. The increase in net sales in 2010 was broad-based, demonstrating strength in each of our MSG, NMG and RASG product groups. In 2010, MSG product sales grew 43%, or $480 million; NMG product sales grew 33%, or $304 million; and RASG product sales grew 30%, or $242 million; in each case as compared to 2009. The significant growth in our MSG and RASG product portfolios was attributable primarily to the continued recovery of the global automotive markets, including significant increases in light vehicle production over the prior year. Our automotive net sales in 2010 increased by 44% compared to the prior year, in line with market growth rates. Within our NMG business, our communications processor and digital signal processors products, which are sold into enterprise and service provider markets, also contributed a substantial portion of product sales growth, along with higher net sales in our emerging multimedia business. In addition, the continued general economic recovery fueled stronger consumer and industrial product sales in our MSG and RASG products.

In 2009 and 2008, our business was significantly impacted by the global economic downturn. Decreased global automotive demand and production cuts in the automotive markets as well as reduced demand in the consumer and industrial market negatively impacted our results. We experienced lower net sales and profitability, as well as lower factory utilization compared to peak levels because of the downturn in general and our position as an electronic content provider to the automotive industry. In addition, our decision in 2008 to gradually wind down our cellular handset business and to restructure our relationship with Motorola, whereby it agreed to pay certain consideration to us in exchange for our terminating its remaining minimum purchase commitment obligations, resulted in substantial declines in cellular products sales beginning in the second half of 2008. We expect our net sales from the Cellular Products group to continue to decline.

Going forward, our business will continue to be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. Following the severe downturn in economic conditions in 2008 and the beginning of 2009, we experienced sequential quarterly increases in net sales in each quarter beginning the third quarter of 2009. We are currently experiencing more balance in our demand and inventory levels, and we expect overall market conditions to return to a more normalized level. As a result, in the near term, we do not expect to continue to experience the growth levels in our business that we experienced in 2010. Net sales in future periods will depend on a continued general global economic recovery, our ability to meet unscheduled or temporary increases in demand, and our ability to achieve design wins and meet product development launch cycles in our targeted markets, among other factors. For more information on trends and other factors affecting our business, see the “Risk Factors” section included elsewhere in this report.

Reorganization of Business Program. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of December 31, 2010, with the exception of the completion of our 150mm exit strategy described below, we had completed the majority of these restructuring actions.

In the second quarter of 2009 and as a part of this program, we announced that we were executing a plan to exit our remaining 150mm manufacturing capability, as we have experienced a migration from 150mm technologies and products to more advanced technologies and products. The long-term trend in declining overall demand for the bulk of the products served by our 150mm fabrication facilities has resulted in low factory utilization. This decline in demand was accelerated by the weaker global economic climate in 2008 and 2009. Accordingly, we closed our 150mm fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We have also announced the closure of both our 150mm fabrication facility in Toulouse, France and our 150mm fabrication facility in Sendai, Japan, which we expect to complete in the fourth quarter of 2011. We estimate the costs of these closures to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit expenses. We anticipate substantially all of these costs to be paid over the course of 2011 and through the first half of 2012; however, the timing of these payments depends on many factors, including as the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We expect these actions to result in annualized cost savings of approximately $120 million, which we expect to fully realize by the end of 2012. However actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control. Actual savings realized could differ materially from our estimates.

Debt Restructuring Activities. During 2010 and 2009, we undertook several debt restructuring initiatives that have enabled us to reduce our long-term debt and extend the maturity of a significant portion of our outstanding indebtedness. In the first quarter of 2009, Freescale Inc. refinanced approximately $2,083 million of its senior notes due 2014 and $746 million of its senior subordinated notes due 2016 with approximately $924 million of incremental term loans due 2016 which were borrowed under its senior credit facilities in a transaction we refer to as the “debt exchange.” In addition, in the first quarter of 2010, Freescale Inc. amended its senior credit facilities and extended the maturity of $2,265 million of term loans thereunder to 2016 (subject to acceleration to 2014 in certain circumstances), and used the proceeds from the issuance of $750 million in senior secured notes due 2018 to repay a like amount of debt outstanding under the senior credit facilities in a transaction we refer to as the “amend and extend.” Also, in the second quarter of 2010, Freescale Inc. issued $1,380 million of senior secured notes due 2018 and used the proceeds, plus cash on hand, to prepay the remaining balances under the original maturity term loans and the incremental term loans under the senior credit facilities, and in the third quarter of 2010, it issued $750 million of senior unsecured notes due 2020 and used the proceeds to repurchase a like amount of its existing senior unsecured notes due 2014. We refer to the 2010 second and third quarter transactions collectively as our “other 2010 debt refinancing activities.” We have also been opportunistically repurchasing Freescale Inc.’s existing notes in the open market. During 2010, 2009 and 2008, we repurchased $213 million, $99 million and $177 million, respectively, of existing notes. Refer to “Liquidity and Capital Resources” below for additional information.

Effect of Acquisition Accounting. On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds in a transaction we refer to as the “Merger.” The consortium included The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others, which we refer to as our “Sponsors.” In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer relationships, developed technology / purchased licenses, and in-process research and development (IPR&D) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This reduced the post-Merger increase in our non-cash amortization charges, although they are still above historical levels. The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and income from operations, and other PPA impacts are recorded in our operating expenses and only affect our income from operations.

Selected Statement of Operations Items

Orders

Orders are placed by customers for delivery for up to as much as 12 months in the future. However, only orders expected to be fulfilled during the 13 weeks following the last day of a quarter are included in orders for that quarter. Orders presented as of the end of a year are the sum of orders for each of the quarters in that fiscal year. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, most of our orders are cancelable. We track orders because we believe that it provides visibility into our potential future net sales.

Net Sales

Our net sales are derived from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are derived from our three major product groups: MSG, NMG and RASG. We also derive net sales from our Cellular Products group and “Other,” which consists of foundry wafer sales to other semiconductor companies, intellectual property net sales, product net sales associated with end markets outside of our product design group target markets and net sales from sources other than semiconductors. We sell our products primarily through our direct sales force. We also use distributors for a portion of our sales and recognize net sales upon the delivery of our products to the distributors. Distributor net sales is reduced for estimated returns and distributor sales incentives.

Cost of sales

Cost of sales are costs incurred in providing products and services to our customers. These costs consist primarily of the cost of semiconductor wafers and other materials, the cost of assembly and test operations, shipping and handling costs associated with product sales and provisions for estimated costs related to product warranties (which are made at the time the related sale is recorded based on historic trends).

We currently manufacture a substantial portion of our products internally at our five wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or estimated net realizable value.

Gross margin

        Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, there is more operating leverage because fixed manufacturing costs are spread over higher output. We experienced a significant increase in our utilization rate to 75% in the fourth quarter of 2010 compared to 60% in the fourth quarter of 2009 due to increased demand for our products.

Selling, general and administrative

Selling, general and administrative expenses are costs incurred in the selling and marketing of our products and services to customers, corporate overhead and other operating costs. Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows and corporate marketing. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources, information technology and other administrative personnel, outside professional fees and other corporate expenses.

Research and development

        Research and development expenses are expensed as incurred and include the cost of activities attributable to development and pre-production efforts associated with designing, developing and testing new or significantly enhanced products or process and packaging technology. These costs consist primarily of compensation and associated costs for our engineers engaged in the design and development of our products and technologies: amortization of purchased technology; engineering design development software and hardware tools; depreciation of equipment used in research and development; software to support new products and design environments; project material costs; and third-party fees paid to consultants.

Amortization expense for acquired intangible assets

Amortization expense for acquired intangible assets consists primarily of the amortization of assets acquired as a part of the Merger. They are being amortized on a straight line basis over their respective estimated useful lives ranging from two to ten years. The useful lives of the intangible assets were established in connection with the allocation of fair values at December 2, 2006.

Results of Operations

Operating Results

(in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Orders (unaudited)	$4,631	$3,719	$4,845

Net sales	$4,458	$3,508	$5,226
Cost of sales	2,768	2,563	3,154

Gross margin	1,690	945	2,072
Selling, general and administrative	502	499	673
Research and development	782	833	1,140
Amortization expense for acquired intangible assets	467	486	1,042
Reorganization of businesses, contract settlement, and other	—	345	53
Impairment of goodwill and intangible assets	—	—	6,981
Merger expenses	—	—	11

Operating loss	(61)	(1,218)	(7,828)
(Loss) gain on extinguishment or modification of long-term debt, net	(417)	2,296	79
Other expense, net	(600)	(576)	(733)

(Loss) earnings before income taxes	(1,078)	502	(8,482)
Income tax benefit	(25)	(246)	(543)

Net (loss) earnings	$(1,053)	$748	$(7,939)

Percentage of Net Sales

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Orders (unaudited)	103.9%	106.0%	92.7%

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1%	73.1%	60.4%

Gross margin	37.9%	26.9%	39.6%
Selling, general and administrative	11.3%	14.2%	12.9%
Research and development	17.5%	23.7%	21.8%
Amortization expense for acquired intangible assets	10.5%	13.9%	19.9%
Reorganization of businesses, contract settlement, and other	—%	9.8%	1.0%
Impairment of goodwill and intangible assets	—%	—%	133.6%
Merger expenses	—%	—%	0.2%

Operating loss	*	*	*
(Loss) gain on extinguishment or modification of long-term debt, net	*	65.4%	1.5%
Other expense, net	*	*	*

(Loss) earnings before income taxes	*	14.3%	*
Income tax benefit	*	*	*

Net (loss) earnings	*	21.3%	*

*	Not meaningful.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Our net sales of $4,458 million and orders of $4,631 million in 2010 increased 27% and 25%, respectively, compared to the prior year. We experienced higher net sales in all of the product design groups (except Cellular Products and Other) as a result of (i) increased production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) strong demand in the enterprise and service provider markets of our core networking business, and (iv) an increase in consumer spending affecting multimedia products. Distribution sales were approximately 23% of our total net sales in 2010 and increased 41% compared to the prior year, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars and units, was 11.8 weeks and 10.0 weeks, respectively, of net sales at December 31, 2010, compared to 11.4 weeks and 8.0 weeks, respectively, of net sales at December 31, 2009. Net sales by product group for the years ended December 31, 2010 and 2009 were as follows:

(in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Microcontroller Solutions	$1,594	$1,114
Networking and Multimedia	1,233	929
Radio Frequency, Analog and Sensors	1,056	814
Cellular Products	455	471
Other	120	180

Total Net Sales	$4,458	$3,508

Microcontroller Solutions Group (MSG)

MSG’s net sales increased by $480 million, or 43%, in 2010 compared to the prior year, as a result of an increase in worldwide automotive production. For example, global and U.S. Big 3 light vehicle production increased by 23% and 49%, respectively. This increase was attributable to the recovery in U.S. and global automotive sales and the broader industrial market. We also experienced an increase in 2010 in MSG’s net sales associated with consumer and industrial products purchased primarily through our distribution channel compared to the prior year.

Networking and Multimedia Group (NMG)

NMG’s net sales increased by $304 million, or 33%, in 2010 compared to the prior year. This increase was attributable primarily to a broad-based increase in core networking net sales in major markets, with particular strength in the enterprise and service provider markets. In addition, multimedia products sales grew over the prior year driven by strength in consumer smart mobile devices and driver information system applications.

Radio Frequency, Analog and Sensors Group (RASG)

RASG’s net sales increased by $242 million, or 30%, in 2010 compared to the prior year, attributable primarily to higher demand for both analog and sensor products resulting from a rise in worldwide automotive production. RASG’s net sales increased by 45% in the automotive marketplace in 2010 compared to the prior year, predominantly as a result of increased light vehicle sales. Higher demand for our analog products also fueled an increase in our consumer business in 2010 over the prior year and is reflective of the continued general economic recovery. We also experienced an increase in radio frequency product net sales in 2010 compared to the prior year. This increase was attributable primarily to a period of increased spending in China’s wireless infrastructure investment cycle.

Cellular Products

Cellular Products net sales declined by $16 million, or 3%, in 2010 compared to the prior year due in part to the change in sales mix between our remaining customers. We expect our net sales from Cellular Products to continue to decline due to our gradual winding down of this business which began in 2008.

Other

Other net sales decreased by $60 million, or 33%, in 2010 compared to the prior year, due primarily to a $38 million, or 52%, decrease in foundry wafer sales in connection with the expiration of a manufacturing contract with a customer, coupled with a $13 million, or 15%, decline in intellectual property revenue. As a percentage of sales, intellectual property revenue was 2% for both of 2010 and 2009.

Gross Margin

In 2010, our gross margin increased $745 million compared to the prior year. As a percentage of net sales, gross margin in 2010 was 37.9%, reflecting an increase of 11.0 percentage points compared to 2009. This increase was attributable to higher net sales and an increase in factory utilization of approximately 15 percentage points as compared to the end of 2009. The increase in factory utilization and a $112 million decrease in depreciation and amortization expense positively impacted gross margin, as we experienced greater operating leverage of our fixed manufacturing costs. In addition, in connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 13% since the end of 2009. Manufacturing-related expenses, including tool maintenance and support, purchased parts and production supplies, were also higher in 2010 as compared to 2009 as a result of increased production volumes. We also experienced increases in other costs, including shipping and expedite fees, to ensure we met our customers increasing demand requirements during 2010. Our gross margin included PPA impact and depreciation acceleration related to the planned closure of our 150 millimeter manufacturing facilities of $156 million in 2010 and $228 million in 2009.

Selling, General and Administrative

Our selling, general and administrative expenses increased $3 million, or 1%, in 2010 compared to the prior year. This increase was primarily the result of higher incentive compensation associated with our increased net sales and improved performance, increased spending on select sales and marketing programs, and the termination of austerity measures at the beginning of 2010. These increases were almost entirely offset by focused cost restructuring in the information technology function, a decrease in litigation costs and the realization of cost savings associated with workforce reductions. On average, our headcount in the selling, general and administrative areas fell by approximately 6% in 2010 compared to 2009. As a percentage of our net sales, our selling, general and administrative expenses were 11.3% in 2010, reflecting a decrease of 2.9 percentage points over the prior year primarily due to improved leverage of existing resources while generating higher net sales.

Research and Development

Our research and development expense for 2010 decreased $51 million, or 6%, compared to 2009. This decrease was primarily the result of the gradual winding-down of our cellular handset business and the realization of cost savings associated with workforce reductions. On average, we reduced our research and development headcount by approximately 13% in 2010 compared to 2009. This decrease was partially offset by higher incentive compensation associated with our increased net sales and improved performance, the termination of austerity measures at the beginning of 2010, higher costs associated with intellectual property licensing and focused investment in the new product introduction process. As a percentage of our net sales, our research and development expenses were 17.5% in 2010, reflecting a decrease of 6.2 percentage points over the prior year, due primarily to improved leverage of existing resources and higher net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $19 million, or 4%, in 2010 compared to the prior year. This decrease is associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Businesses, Contract Settlement, and Other

In 2010, in connection with our Reorganization of Business Program, we reversed $19 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $4 million benefit related to the sale of our facility in Dunfermline, Scotland. These benefits were partially offset by charges of (i) $8 million attributable to employee severance costs associated with the separation of certain employees in management positions in the fourth quarter of 2010, thus concluding our workforce transformation efforts under the Reorganization of Business Program; (ii) $11 million related primarily to underutilized office space which was vacated in the prior year, also in connection with our Reorganization of Business Program; and (iii) $6 million in connection with non-cash asset impairment charges.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

In 2010, we recorded a $432 million net pre-tax charge attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, associated with the amend and extend and other 2010 debt refinancing activities. These charges were partially offset by a $15 million pre-tax gain, net related to open-market repurchases of $213 million of our senior unsecured notes.

Other Expense, Net

Other expense, net increased $24 million, or 4%, in 2010 compared to the prior year. Net interest expense in 2010 included interest expense of $591 million, partially offset by interest income of $8 million. Net interest expense in 2009 included interest expense of $571 million partially offset by interest income of $15 million. The $20 million increase in interest expense over the prior year is due to higher interest rates on the debt extended and incurred in 2010 in connection with the amend and extend and the other 2010 debt refinancing activities. This increase was partially offset by savings related to the extinguishment of outstanding debt during 2010 and 2009.

During 2010, we also recorded in other expense, net a $14 million pre-tax loss related to the change in the fair value of our interest rate swaps and interest rate caps and a $3 million pre-tax loss attributable to one of our strategic investments accounted for under the equity method.

Income Tax Benefit

In 2010, our effective tax rate is an income tax benefit of approximately 2%, inclusive of an income tax benefit of $23 million recorded for discrete events. These discrete events relate primarily to the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries and the release of income tax reserves associated with statute expirations and other items. Although we are a Bermuda entity with a statutory income tax rate of zero, the earnings of many of our subsidiaries are subject to taxation in the United States and other foreign jurisdictions. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2010 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses by taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales

Our net sales of $3,508 million and orders of $3,719 million in 2009 decreased 33% and 23%, respectively, compared to the prior year. We experienced lower net sales in almost all product groups as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the General Motors Company and Chrysler LLC bankruptcies and the bankruptcies of certain of our other customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial products, (iv) lower capital spending in enterprise and wireline infrastructure and (v) a decline in consumer spending affecting digital home and multimedia products which negatively impacted our networking business. Distribution sales were approximately 21% of our total net sales in 2009 and fell by 21% compared to the prior year. Distribution inventory, in dollars and units, was 11.4 weeks and 8.0 weeks, respectively, of net sales at December 31, 2009, compared to 14.0 weeks and 11.8 weeks, respectively, of net sales at December 31, 2008. Net sales by product design group for the years ended December 31, 2009 and 2008 were as follows:

(in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Microcontroller Solutions	$1,114	$1,640
Networking and Multimedia	929	1,161
Radio Frequency, Analog and Sensors	814	1,032
Cellular Products	471	1,063
Other	180	330

Total Net Sales	$3,508	$5,226

MSG

MSG’s net sales declined in 2009 by $526 million, or 32%, compared to 2008, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market, where the U.S. Big 3 automakers produced 39% fewer vehicles during 2009 as compared to the prior year. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel. Despite the overall decline from the prior year, sequentially we noted improving sales volumes of our MSG’s products in the second half of 2009. MSG’s net sales increased by 29% in total, and by 27% in the automotive marketplace, in the second half of 2009 as compared to the first half of the year. This increase related primarily to a 46% increase in units produced by the Big 3 in the second half of 2009 and corresponding increases in our foreign markets, compared to the first half of the year, resulting from government incentive programs and the replenishment of inventories.

NMG

NMG’s net sales decreased in 2009 by $232 million, or 20%, compared to 2008. This decrease was attributable to lower capital spending on communications infrastructure, combined with a decline in consumer spending affecting sales of digital home and multimedia products.

RASG

RASG’s net sales declined in 2009 by $218 million, or 21%, compared to 2008, as a result of lower demand for both analog and sensor products due to weaker automotive vehicle production. In addition, we also experienced a decline in radio frequency product demand due to the end of that period of China’s investment in its 3G wireless infrastructure. Despite the overall decline from the prior year, in the second half of 2009, RASG’s net sales increased sequentially by 11% in total, and by 48% in the automotive marketplace, as compared to the first half of 2009. This increase related primarily to a 46% increase in units produced by the Big 3 in the second half of 2009 and corresponding increases in our foreign markets, as compared to the first half of 2009, resulting from government incentive programs and the replenishment of inventories.

Cellular Products

Cellular Products net sales declined by $592 million, or 56%, in 2009 compared to 2008 due primarily to significantly lower demand from Motorola due to the termination of our agreement with them in the second half of 2008. The sharp decline in product sales to Motorola was partially offset by higher demand in 2009 from Research In Motion for our baseband processors.

Other

Other net sales declined by $150 million, or 45%, in 2009 as compared to 2008 due principally to a $175 million, or 71%, decrease in foundry wafer sales in connection with the winding down of a manufacturing contract with a customer. As a percentage of net sales, intellectual property revenue was 2% and 1% for 2009 and 2008, respectively.

Gross Margin

In 2009, our gross margin decreased $1,127 million compared to 2008. As a percentage of net sales, gross margin was 26.9% in 2009, reflecting a decline of 12.7 percentage points from the prior year. This decrease was attributable to substantially reduced net sales which resulted in a decline in factory utilization of approximately 20 percentage points, as compared to 2008. This negatively impacted gross margin, as we experienced less operating leverage of fixed manufacturing costs. In response to these circumstances, we executed several cost savings initiatives, including reducing our cost of procured materials and services, internalizing certain wafer manufacturing and assembly and test contract services and executing a workforce reduction across our manufacturing organization. On average, our manufacturing and supply chain operations workforce was reduced 22% during 2009 compared to 2008. Our gross margin included PPA impact and depreciation acceleration related to the planned closure of our 150-millimeter manufacturing facilities of $228 million in 2009 and $225 million in 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $174 million, or 26%, in 2009 compared to 2008. This decrease was the result of a coordinated effort to reduce costs across all selling, general and administration departmental functions and categories of expenses. We executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. On average, our selling, general and administrative workforce was reduced 21% during 2009 versus 2008. As a percent of our net sales, our selling, general and administrative expenses were 14.2% in 2009, reflecting an increase of 1.3 percentage points over the prior year, due primarily to lower net sales.

Research and Development

Our research and development expense for 2009 decreased $307 million, or 27%, compared to 2008. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies, the exit of our Magnetoresistive Random Access Memory business and some initial savings from the strategic realignment of our cellular handset business. As a result, on average, our research and development workforce was reduced 20% during 2009 compared to 2008. These savings were partially offset by external acquisitions in 2008 and internal organic investments in our remaining core businesses. As a percentage of our net sales, our research and development expenses were 23.7% in 2009, reflecting an increase of 1.9 percentage points over the prior year, due primarily to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $556 million, or 53%, in 2009 compared to 2008. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses, Contract Settlement, and Other

In 2009, we recorded $298 million in net charges for severance costs primarily in connection with our decision to exit our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the wind-down of our cellular handset product offerings. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. These net charges also included $15 million of severance reversals recorded as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. In addition to these severance charges, we recorded $24 million in exit costs related primarily to underutilized office space which was vacated during 2009 in connection with the consolidation of certain research and development activities, $25 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets.

We also recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan in reorganization of businesses, contract settlement, and other. These charges were related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan. In addition, in connection with our planned closure of our fabrication facility in Toulouse, France in the fourth quarter of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations.

In 2008, we recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with a settlement agreement with Motorola whereby Motorola agreed to provide certain consideration to us in exchange for our terminating its remaining minimum purchase commitment obligations. This amount included the recognition of $187 million of previously deferred revenue recorded under an earlier amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements as a result of the settlement agreement.

We also accrued $151 million in employee severance and other exit costs in connection with our Reorganization of Business Program in 2008. In addition, we recorded exit costs of $43 million related to a strategic decision to restructure our participation in the IBM alliance. In addition to these Reorganization of Business Program charges, we recorded $88 million of non-cash impairment charges in 2008 related to (i) idle property, plant and equipment assets, (ii) certain research and development assets, (iii) the closure of our manufacturing facility located in Tempe, Arizona and (iv) certain other assets previously classified as held-for-sale.

As a result of a change in executive leadership in 2008, we recorded in reorganization of businesses, contract settlement, and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of awards in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the hiring of our current Chief Executive Officer. In addition, we recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Finally, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets disposed of during 2008.

Impairment of Goodwill and Intangible Assets

In 2008, in connection with the termination of our agreement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. These goodwill and intangible assets were primarily established in purchase accounting at the completion of the Merger in December 2006.

Merger Expenses

Merger expenses were $11 million in 2008 and consisted primarily of retention costs associated with the acquisition of SigmaTel, Inc. on April 30, 2008, as well as accounting, legal and other professional fees. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal integrated circuits for the consumer electronics market.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt

During 2009, we recorded a $2,264 million net pre-tax gain in connection with the debt exchange completed in the first quarter. Upon completion of the debt exchange, the carrying value of our outstanding long-term debt obligations on the existing notes declined by $2,853 million, including $24 million of accrued PIK interest. This decline was partially offset by the borrowing of the incremental term loans in the debt exchange, which had a carrying value of $540 million. The incremental term loans were valued based upon the public trading prices of the existing notes exchanged immediately prior to the launch of the debt exchange. In addition, during 2009, we recorded a $32 million pre-tax gain, net associated with open-market repurchases of $99 million of senior unsecured notes.

During 2008, we recorded a $79 million pre-tax gain, net in connection with open-market repurchases of $177 million of senior unsecured notes.

Other Expense, Net

Other expense, net decreased $157 million, or 21%, in 2009 compared to 2008. Net interest expense in 2009 included interest expense of $571 million partially offset by interest income of $15 million. Net interest expense in 2008 included interest expense of $738 million partially offset by interest income of $36 million. The $167 million decrease in interest expense over the prior year period was due to (i) savings related to the debt exchange and the retirement of outstanding debt during 2009 and (ii) lower interest rates on the outstanding floating rate debt. This decline was partially offset by an increase in interest expense associated with the interest incurred on borrowings under the revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009.

During 2009, we also recorded in other, net pre-tax losses of (i) $15 million related to certain of our investments which were accounted for under either the cost method or the equity method; (ii) $8 million in connection with the ineffective portion of swaps that were no longer classified as a cash flow hedge; (iii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps; and (iv) $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities and other derivatives (see further discussion of our auction rate securities in Note 3 to the accompanying audited financial statements), and (ii) $4 million recorded in connection with a settlement of a Lehman Brothers Special Financing, Inc. (LBSF) swap arrangement with a notional amount of $400 million (see further discussion of the LBSF swap arrangement in Note 5 to the accompanying audited financial statements).

During 2008, we recognized a $38 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of interest rate swaps that were no longer classified as a cash flow hedge. In 2008, we also recorded in other, net (i) a $12 million pre-tax gain as a result of the sale of all of the shares in one of our investments accounted for under the cost method, (ii) a $5 million pre-tax loss attributable to one of our investments accounted for under the equity method and (iii) foreign currency fluctuations.

Income Tax Benefit

In 2009, our effective tax rate was an income tax expense of less than 1%, excluding a net income tax benefit of $253 million recorded for discrete events occurring in 2009. These discrete events primarily reflect a non-cash tax benefit of $270 million related to the release of a U.S. valuation allowance in connection with unremitted earnings of one of our foreign subsidiaries. Other discrete events offsetting the non-cash benefit described above include income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements and statute expirations. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2009 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses by taxing jurisdictions and (iii) the effect of valuation allowances and uncertain tax positions. During 2009, we also recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the debt exchange. We continued to be in an overall three year U.S. cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our U.S. deferred tax assets as of December 31, 2008, so substantially all of the U.S. income tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our U.S. deferred tax assets.

In 2008, our effective tax rate was a tax benefit of 6%. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2008 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses by taxing jurisdictions, (iii) the nondeductible nature of goodwill impairments and (iv) the effect of valuation allowances and uncertain tax positions. The recognition of the valuation allowance resulted from having incurred cumulative losses in the United States, which is a strong indication that it is more likely than not that all or a portion of our U.S. deferred tax assets may not be recoverable. The effective rate included the tax impact recorded for discrete events of $22 million related to increases in valuation allowances associated with certain of our foreign deferred tax assets, foreign tax rate changes, tax audit settlements, and interest expense associated with tax reserves.

Reorganization of Businesses, Contract Settlement, and Other

We have executed a series of restructuring under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. These actions included (i) the winding-down of our cellular handset business, (ii) restructuring our participation in the IBM alliance, (iii) implementing a plan to discontinue our 150mm manufacturing operations at our facilities in East Kilbride, Scotland, Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Year Ended December 31, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to December 31, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at December 31, 2010
Employee Separation Costs
Supply chain	$181	4	(6)	(22)	$157
Selling, general and administrative	14	2	(2)	(2)	12
Research and development	44	2	(11)	(19)	16

Total	$239	8	(19)	(43)	$185

Related headcount	1,750	70	(170)	(230)	1,420

Exit and Other Costs	$16	5	6	(12)	$15

The $43 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2010. We will make additional payments to these separated employees and the remaining approximately 1,420 employees through the first half of 2012. We reversed $19 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded $8 million in charges related to severance payments associated with the separation of certain employees in management positions, reflecting the culmination of workforce transformation efforts under the Reorganization of Business Program. In addition, we recorded $11 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program. During 2010, $12 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During 2010, we recorded (i) a net benefit of $4 million related primarily to proceeds received in connection with the sale of our former facility in Dunfermline, Scotland which was sold in the fourth quarter of 2010 and (ii) $6 million of non-cash impairment charges related primarily to our manufacturing facility in East Kilbride, Scotland, which was classified as held for sale as of December 31, 2010, and other items.

Other Reorganization of Business Programs

During 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. As of December 31, 2010, we have no remaining severance, relocation or exit cost accruals associated with these programs.

Year Ended December 31, 2009

Reorganization of Business Program

In 2009, we recorded $298 million in net charges for severance costs primarily in connection with our decision to exit our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the gradual wind-down of our cellular handset product offerings. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. These net charges also include $15 million of severance reversals recorded as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. During 2009, we also recorded charges for exit costs of $24 million related primarily to underutilized office space which was vacated in connection with a consolidation of certain research and development activities resulting from our Reorganization of Business Program.

Termination Benefits

We recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan. These charges were related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan. In addition, in connection with our announced closure of our fabrication facility in Toulouse, France in the fourth quarter of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations.

Asset Impairment Charges and Disposition Activities

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with our consolidation of leased facilities. We also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

During 2009, we reversed approximately $4 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,043 million of cash and cash equivalents at December 31, 2010, $432 million was held by our U.S. subsidiaries and $611 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $394 million and $76 million during the years ended December 31, 2010 and 2009, respectively. The increase in cash flow provided by operations in 2010 as compared to 2009 was primarily attributable to a 27% increase in net sales resulting in increased profitability in 2010 compared to the prior year. Our days sales outstanding decreased to 35 days at December 31, 2010 from 36 days at December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 101 days at December 31, 2010 from 87 days at December 31, 2009 as a result of replenishing inventory levels associated with increased customer demand and inventory built in anticipation of the planned closure of our Toulouse, France and Sendai, Japan facilities. Days purchases outstanding increased to 57 days at December 31, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments.

We generated cash flow from operations of $76 million and $405 million during the years ended December 31, 2009 and 2008, respectively. The decrease in cash flow provided by operations in 2009 compared to 2008 was primarily attributable to the significant decline in net sales during 2009, and the increase in revenues in 2008 attributable, in part, to the receipt of funds in connection with our restructured arrangement with Motorola. Our days sales outstanding decreased to 36 days at December 31, 2009 from 38 days at December 31, 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 87 days at December 31, 2009 from 93 days at December 31, 2008 as a result of declining inventory levels. Days purchases outstanding increased to 45 days at December 31, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash (used for) provided by investing activities was $(320) million and $374 million in 2010 and 2009, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The increase in cash utilized by investing activities in 2010 as compared to 2009 was primarily the result of an increase in capital expenditures in 2010 and the generation of $488 million from the sale of our short-term investments in connection with our re-directing investments in a wholly owned money market fund to cash equivalent money market accounts in 2009. Our capital expenditures were $281 million and $85 million for 2010 and 2009, respectively, and represented 6% and 2% of net sales, respectively. We also experienced a corresponding increase in manufacturing tool and die expenditures over the same period. These increases were associated with investments to meet the increase in customer demand in 2010.

Our net cash provided by (used for) investing activities was $374 million and $(59) million in 2009 and 2008, respectively. The increase in the cash provided by investing activities in 2009 compared to the prior year was primarily the result of the generation of $488 million from the sale of our short-term investments in connection with redirecting our investments in a wholly owned money market fund to cash equivalent money market accounts. The factors impacting our investing cash flows during 2008 were the proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007, partially offset by the utilization of $94 million of cash during 2008 in connection with the acquisition of SigmaTel, Inc. Our capital expenditures were $85 million and $239 million in 2009 and 2008, respectively, and represented 2% and 5% of our net sales, respectively.

Financing Activities

Our net cash (used for) provided by financing activities was $(383) million and $9 million in 2010 and 2009, respectively. The increase in cash used for financing activities in 2010 as compared to 2009 is attributable primarily to (i) utilizing an incremental $101 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments in 2010 as compared to the prior year, (ii) utilizing $82 million in cash for costs incurred in connection with the amend and extend and the other 2010 debt refinancing activities, and (iii) receiving $184 million in proceeds from a draw down on the revolving credit facility in 2009. We also made a $24 million excess cash flow payment in 2009 in connection with the terms of our senior credit facilities. Finally, the $2,880 million of proceeds from the issuances of new notes in 2010 were substantially offset by the prepayments and repurchases of a portion of the senior credit facilities and senior unsecured notes as part of the amend and extend and the other 2010 debt refinancing activities.

Our net cash provided by financing activities was $9 million and $342 million in 2009 and 2008, respectively. The decrease in cash provided by financing activities in 2009 compared to 2008 was attributable primarily to receiving $313 million more in proceeds from borrowings under the revolving credit facility, as well as on a foreign subsidiary revolving loan agreement, in 2008. This decrease was partially offset by the utilization of less cash in 2009 on repurchases of existing notes and other additional contractual long-term debt and capital lease payments.

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the senior credit facilities and issued $750 million aggregate principal amount of 10.125% senior secured notes maturing on March 15, 2018. The gross proceeds of the note offering were used to prepay amounts outstanding under the senior credit facilities as follows: $635 million under the original maturity term loan, $3 million under the incremental term loans, and $112 million under the revolving credit facility. Further, the maturity of approximately $2,265 million of debt outstanding under the original maturity term loan was extended to December 1, 2016 (subject to acceleration to September 1, 2014 in certain circumstances) and is now referred to as the “extended term loan.”

Other 2010 Debt Refinancing Transactions

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes maturing on April 15, 2018. The proceeds from the note offering, along with cash on-hand, were used to prepay the remaining balances under the original maturity term loan and the incremental terms loans in accordance with the amendment to the senior credit facilities.

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of 10.75% senior unsecured notes maturing on August 1, 2020. The proceeds from the note offering were used to repurchase a portion of the existing senior unsecured notes due in 2014 in the following amounts: $376 million of fixed rate notes, $252 million of PIK-election notes and $122 million of floating rate notes.

2009 Debt Exchange

In the first quarter of 2009, Freescale Inc. completed the debt exchange. Through the debt exchange, $2,829 million aggregate principal amount of existing notes was retired. Based on the principal amount of existing notes delivered and accepted, Freescale Inc. borrowed approximately $924 million principal amount of incremental term loans under the senior credit facilities, which were recorded at a $384 million discount. Upon completion of the debt exchange, the carrying value of the outstanding long-term debt obligations on the existing notes declined by $2,853 million, including $24 million of accrued PIK interest on the PIK election notes. This decline was partially offset by the borrowing of the incremental term loans with a carrying value of $540 million.

Open-Market Bond Repurchases

During 2010, Freescale Inc. repurchased senior unsecured notes due 2014 as follows: $120 million of fixed rate notes, $78 million of PIK-election notes and $15 million of floating rate notes at a $15 million pre-tax gain, net. During 2009, Freescale Inc. repurchased $60 million of fixed rate notes and $39 million of the PIK-election notes at a $32 million pre-tax gain, net. During 2008, Freescale Inc. repurchased $89 million of senior subordinated notes due 2016, $63 million of fixed rate notes and $25 million of the floating rate notes at a $79 million pre-tax gain, net.

Credit Facility

At December 31, 2010, Freescale Inc. had senior credit facilities that included (i) a term loan, which had $2,237 million outstanding, and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $590 million and $532 million outstanding, excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $48 million of the revolving credit facility after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

The extended term loan matures on December 1, 2016, subject to acceleration to September 1, 2014 under specified circumstances. The revolving credit facility is available through December 1, 2012. Each of the extended term loan and the revolving credit facility bears interest, at Freescale Inc.’s option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The applicable margin for borrowings under the revolving credit facility may be reduced subject to the attainment of certain leverage ratios. The interest rate at December 31, 2010 was 4.51% on the extended term loan and 2.26% on the revolving credit facility. Freescale Inc. is required to repay a portion of the term loan in quarterly installments in aggregate annual amounts of approximately $29 million, with the remaining balance due upon maturity. Freescale Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the revolving credit facility at an initial rate of 0.50% per annum, as well as customary letter of credit fees. The commitment fee rate may be reduced if Freescale Inc. attains certain leverage ratios.

All obligations under the senior credit facilities are unconditionally guaranteed by Freescale Inc.’s direct and indirect parent companies other than Freescale GP, including us, and, subject to certain exceptions, each material domestic restricted subsidiary of Holdings III and certain foreign subsidiaries of Holdings III. All obligations under the senior credit facilities and the guarantees of those obligations are secured by substantially all of the assets of Freescale Inc. and each guarantor other than us and Holdings II, and a pledge of certain equity owned by certain foreign subsidiary guarantors, subject to certain exceptions. The senior credit facilities also contain customary affirmative and negative covenants and events of default.

Existing Notes

Freescale Inc. had an aggregate principal amount of $4,842 million in notes outstanding at December 31, 2010, consisting of (i) $750 million of 10.125% senior secured notes due 2018; (ii) $1,380 million of 9.25% senior secured notes due 2018; (iii) $57 million of senior unsecured floating rate notes due 2014; (iv) $255 million of 9.125%/9.875% senior unsecured PIK-election notes due 2014; (v) $886 million of 8.875% senior unsecured notes due 2014; (vi) $750 million of 10.75% senior unsecured notes due 2020; and (vii) $764 million of 10.125% senior subordinated notes due 2016.

Interest on the fixed rate notes is payable semi-annually in arrears. The floating rate notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.30% on December 31, 2010) plus 3.875% per annum, which is payable quarterly in arrears. For any interest period through December 15, 2011, Freescale Inc. may elect to pay interest on the PIK-election notes in cash, by increasing the principal amount of the PIK-election notes, or by an evenly split combination of the two. For the interest periods ending on June 15, 2010, December 15, 2009 and June 15, 2009, Freescale Inc. elected to use the PIK interest feature and increased the principal amount of the PIK-election notes by approximately $25 million and $53 million in 2010 and 2009, respectively. Freescale paid the December 15, 2010 interest payment, and has elected to pay the June 15, 2011 interest payment, in cash.

All obligations under the notes are unconditionally guaranteed by the same entities that guarantee obligations under the senior credit facilities, and each series of senior secured notes is secured by substantially the same collateral that secures obligations under the senior credit facilities. The notes contain customary affirmative and negative covenants and events of default. If Freescale Inc. experiences certain change of control events or sells assets, holders of the notes may be permitted to require Freescale Inc. to repurchase all or part of their notes at the amounts specified in the applicable indenture.

Hedging Transactions

Freescale Inc. periodically enters into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Refer to Note 5 to the accompanying audited financial statements for further details of these interest rate swap and cap contracts.

Other Indebtedness

During 2010, one of our foreign subsidiaries fully repaid the remaining outstanding balance under a short-term Japanese yen-denominated revolving loan. We do not utilize any other short-term borrowing instruments.

Fair Value

At December 31, 2010 and 2009, the fair value of our long-term debt, excluding accrued PIK interest on the PIK-election notes, was approximately $7,863 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s existing notes and senior credit facilities. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios under the indentures and the senior credit facilities based on Adjusted EBITDA. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities.

Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net (loss) earnings, operating (loss) earnings, or cash flow from operations as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the indentures and the senior credit facilities allows us to add back certain charges that are deducted in calculating net (loss) earnings. However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net (loss) earnings, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.’s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Year Ended December 31, 2010
Net loss	$(1,053)
Interest expense, net	583
Income tax benefit	(25)
Depreciation and amortization (a)	1,021
Non-cash stock-based compensation expense (b)	28
Fair value loss adjustment on interest rate derivatives (c)	14
Loss on extinguishment or modification of long-term debt, net (d)	417
Cost savings (e)	126
Other terms (f)	36

Adjusted EBITDA	$1,147

(a)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(b)	Reflects non-cash, stock-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(c)	Reflects the cumulative ineffectiveness and change in fair value of our interest rate derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(d)	Reflects gains and losses on extinguishments and modification of our long-term debt, net.
(e)	Reflects cost savings that we expect to achieve from initiatives commenced prior to December 1, 2009 implemented under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Contractual Obligations

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments in connection with our debt, minimum lease payment obligations (net of minimum sublease income), software, service, supply and other contracts, and product purchase commitments as of December 31, 2010.

	Payments Due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Debt obligations (including short-term debt) (1)	$29	$560	$29	$1,227	$29	$5,737	$7,611
Capital lease obligations (2)	5	1	1	—	—	—	7
Operating leases (3)	37	30	26	23	14	17	147
Software licenses	40	36	27	11	1	—	115
Service and other obligations	67	13	10	4	3	—	97
Foundry commitments (4)	77	—	—	—	—	—	77
Purchase commitments	13	—	—	—	—	—	13

Total cash contractual obligations (5)	$268	$640	$93	$1,265	$47	$5,754	$8,067

(1)	Reflects the principal payments on the senior credit facilities and the notes. These amounts exclude estimated cash interest payments of approximately $571 million in 2011, $599 million in 2012, $605 million in 2013, $624 million in 2014, $535 million in 2015 and $1,157 million thereafter (based on currently applicable interest rates in the case of variable interest rate debt).
(2)	Excludes interest of $1 million on capital lease obligations of $7 million at December 31, 2010.
(3)	Sublease income on operating leases is approximately $5 million in 2011, $6 million in 2012, $4 million in 2013, $1 million in 2014, $1 million in 2015 and $1 million in 2016. Currently there is no sublease income scheduled beyond 2016.
(4)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of December 31, 2010, we had reserves of $218 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $50 million over the course of 2011, approximately $125 million in 2012 and approximately $25 million thereafter in connection with the Reorganization of Business Program; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of December 31, 2010 of $1,043 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. Our ability to borrow under our revolving credit facility was limited to $27 million as of December 31, 2010 after taking into account $31 million in outstanding letters of credit.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all. Additionally, our debt instruments contain restrictive covenants that limit our ability to, among other things, incur additional debt and sell assets.

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by Freescale Inc. in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the senior credit facilities or the existing notes or for other permitted purposes.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period.

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	valuation of long-lived assets;

•	restructuring activities;

•	accounting for income taxes;

•	inventory valuation methodology;

•	product sales and intellectual property revenue recognition and valuation; and

•	purchase accounting and intangible assets.

If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements.

Valuation of Long-Lived Assets

The net book values of these tangible and intangible long-lived assets at December 31, 2010, 2009 and 2008 were as follows:

(in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Property, plant and equipment	$1,111	$1,315	$1,931
Intangible assets	309	780	1,264

Total net book value	$1,420	$2,095	$3,195

We assess the impairment of investments and long-lived assets, which include goodwill, identifiable intangible assets and property, plant and equipment (PP&E), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2008, we concluded that indicators of impairment existed related to our goodwill and certain of our identifiable intangible assets in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses.

Identifiable Intangible Assets

In connection with the aforementioned 2008 impairment indicators, we determined that the net book value related to our intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. Accordingly, and as further described below, we performed an analysis utilizing discounted future cash flows related to these intangible assets to determine the fair value of each of the respective assets as of December 31, 2008. As a result of this analysis, we recorded impairment charges of $724 million, $98 million and $809 million related to our customer relationship, trademark/tradename and developed technology/purchased license intangible assets, respectively, in 2008.

We determine the fair value of our intangible assets in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Our impairment evaluation of identifiable intangible assets and PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Examples of discounted cash flow methodologies utilized are the excess earnings method for developed technology/purchased licenses and customer relationships and the royalty savings method for trademarks/tradenames.

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

The valuations of our customer relationships and developed technology/purchased licenses are based on the excess earnings method, which incorporates our long-term net sales projections as a key assumption. The long-term net sales projections utilized in the valuation of our customer relationships are adjusted using a retention curve derived based on historical experience and current expectations. The net sales attributable to developed technology/purchased licenses is determined by adjusting our long-term net sales projections for the percentage of our total net sales allocated to developed technology/purchased licenses in consideration of the estimated life of the underlying technologies. As technology in-process at the time the intangible asset was established and future technology begin to generate net sales, sales from developed technology/purchased licenses are projected to decline. The net sales described above are reduced by production and operating costs. The resulting cash flows are tax-effected using an assumed market participant rate. We then adjust the cash flows for various contributory asset charges (working capital, fixed assets, technology royalty, trademark/tradename and assembled workforce). The resulting cash flows are discounted and result in the estimated fair value of the respective intangible asset. We also incorporate an estimate of the future tax savings from amortization in the estimated fair value of developed technology/purchased licenses.

We use the royalty savings method to value the trademark/tradename intangible asset. Our net sales projection over the expected remaining useful life of the trademarks/tradenames is a key assumption. We apply a royalty rate to the projected net sales. The royalty rate is based on product profitability, industry and markets served, trademark/tradename protection factors, and perceived licensing value. The resulting royalty savings are reduced by income taxes resulting from the annual royalty savings at a market participant corporate income tax rate to arrive at the after-tax royalty savings associated with owning the trademarks/tradenames. We also incorporate an estimate of the calculated future tax savings from the amortization of the trademarks/tradenames as an acquired intangible asset. Finally the present value of the estimated annual after-tax royalty savings for each year in the projection period and the present value of tax savings due to amortization are combined to estimate the fair value of the trademarks/tradenames.

The primary assumptions in each of these calculations are net sales and cost projections and the WACC utilized to discount the resulting cash flows. Our assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve. The primary drivers of the impairment recorded were the impact on future projected net sales of the termination of a supply agreement with Motorola, our intent to pursue strategic alternatives for our cellular handset product group and the weakening global market conditions. This global macroeconomic crisis resulted in weakening conditions in the automotive, industrial, consumer, networking and wireless semiconductor markets we serve. Our cost projections include production, research and development and selling, general and administrative costs to generate the net sales associated with the asset being valued. These cost projections are based upon historical and projected levels of each cost category based on our overall projections for the Company.

Our projected net sales for 2009 at the time of the fair value estimate were anticipated to approximate two-thirds of our 2008 net sales. Also, in connection with the higher return of investment required by both debt and equity market participants on and around December 31, 2008, the WACC utilized was approximately 600 basis points higher than historical levels. Continued pressure on our forecasted product shipments in the future due to the current global macroeconomic environment, loss of one or more significant customers, loss of market share or lack of growth in the industries into which the Company’s products are sold or an inability to ensure our cost structure is aligned to associated decreases in net sales could result in further impairment charges. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. As of December 31, 2010 and 2009, however, we determined that no further indicators of impairment existed with regard to our intangible assets.

PP&E

Our impairment evaluation of PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future net sales and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. During 2010, 2009 and 2008, we recorded various non-cash asset impairment charges for PP&E of $6 million, $25 million and $88 million, respectively, in reorganization of businesses, contract settlement, and other.

Goodwill

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our enterprise. The enterprise fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future net sales and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our net sales and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. During the third quarter of 2008, we concluded that indicators of impairment existed related to our goodwill due to the aforementioned factors. We concluded that our enterprise net book value exceeded its fair value, and we therefore performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill as of December 31, 2008. As a result of that analysis, we recorded impairment charges of $5,350 million, effectively reducing our goodwill balance to zero as of the end of 2008.

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

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this announcement and given general market conditions, we initiated the Reorganization of Business Program. These actions include (i) the winding-down of our cellular handset business, (ii) restructuring our participation in the IBM alliance, (iii) discontinuing our 150mm manufacturing operations at our facilities in East Kilbride, Scotland and the planned closure of such facilities in Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations. We incurred $318 million and $232 million in severance and exit costs associated with the Reorganization of Business Program in 2009 and 2008, respectively. These actions have reduced and will reduce our workforce in our supply chain, research and development, sales, marketing and general and administrative functions.

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

Valuation allowances of $740 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2010, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable.

The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. In certain foreign jurisdictions, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized after considering all positive and negative factors as to the recoverability of these assets. At December 31, 2010 valuation allowances of $83 million have also been recorded on certain deferred tax assets in foreign jurisdictions.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. As of December 31, 2010, we had reserves of $218 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.

Inventory Valuation Methodology

Inventory is valued at the lower of cost or estimated net realizable value. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.

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

As of December 31, 2010, 2009 and 2008, we recorded $97 million, $155 million, and $136 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

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

The establishment of reserves for sales discounts and price protection allowances is dependent on the estimation of a variety of factors, including industry demand and the forecast of future pricing environments. This process is also highly judgmental in evaluating the above-mentioned factors and requires significant estimates, including forecasted demand, returns and industry pricing assumptions.

In future periods, additional provisions may be necessary due to (i) a deterioration in the semiconductor pricing environment, (ii) reductions in anticipated demand for semiconductor products and/or (iii) lack of market acceptance for new products. If these factors result in a significant adjustment to sales discount and price protection allowances, they could significantly impact our future operating results.

Revenue from licensing our intellectual property approximated 2%, 2% and 1% of net sales in 2010, 2009, and 2008, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under ASC Topic 605, “Revenue Recognition” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Purchase Accounting and Intangible Assets

As discussed above, the Merger was completed on December 1, 2006 and was financed by a combination of borrowings under the senior credit facilities, the issuance of notes, cash on hand and the equity investment of the Sponsors and management. The purchase price including direct acquisition costs was approximately $17.7 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, tradenames/trademarks, developed technology/purchased licenses and IPR&D. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

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

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in 2010, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2009-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, our transactions are denominated in a variety of currencies. We have a foreign exchange hedging process to manage currency risks resulting from transactions in currencies other than the functional currency of our subsidiaries. We use financial instruments to hedge, and therefore attempt to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.

A significant variation of the value of the U.S. dollar against the principal currencies that have a material impact on us could result in a favorable impact on our net (loss) earnings in the case of an appreciation of the U.S. dollar, or a negative impact on our net (loss) earnings if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations because our reporting currency is the U.S. dollar, in which we receive the major part of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development and selling, general and administrative expenses are incurred in the currencies of the jurisdictions in which our operations are located.

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. Refer to Note 5, “Risk Management,” to the accompanying audited consolidated financial statements for further discussion.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Major changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S. dollar-translated amounts of nonmonetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the functional currency and included in operations for the period in which the exchange rates changed. Refer to Note 1, “Summary of Significant Accounting Policies,” to the accompanying audited consolidated financial statements for further discussion.

At December 31, 2010, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $187 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of less than $1 million at December 31, 2010. Forward contract gains of less than $1 million for 2010 were recorded in other, net in the accompanying audited Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2010:

Buy (Sell)	December 31, 2010
Malaysian Ringgit	$69
Euro	$54
Japanese Yen	$39
Israeli Shekel	$16
Singapore Dollar	$9
Taiwan Dollar	$(12)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $64 million as of December 31, 2010, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the contract. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $114 million and a fair value of a net unrealized gain of $3 million. These forward and option contracts have original maturities of less than one year. Gains of less than $1 million for 2010 were recorded in cost of sales in the accompanying audited Statements of Operations related to our realized results associated with these cash flow hedges.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2010 we had interest bearing cash and cash equivalents of $1,043 million. A 1% increase in LIBOR rates would have a $10 million impact on our interest income.

At December 31, 2010, we had total debt of $7,611 million, including $2,826 million of variable interest rate debt based on either 1-month or 3-month LIBOR. As of December 31, 2010, we have effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012 through the use of interest rate swaps. In addition to our interest rate swap agreements, we also use interest rate cap agreements to manage the interest rate risk associated with our floating rate debt. As of December 31, 2010, we have effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75% through December 1, 2012. The fair value of the interest rate swap and interest rate cap agreements, excluding accrued interest, at December 31, 2010 was an $11 million obligation. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 1% increase in LIBOR rates would result in a change in our interest expense of $28 million per year.

The fair value of our long-term debt approximated $7,863 million at December 31, 2010, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 1% change in LIBOR rates would have a $250 million impact on the fair value of our long-term debt and a $4 million impact on the fair value of our interest rate swap and interest rate cap agreements.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2010.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2010, we believe that our exposure to counterparty risk is immaterial.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Freescale Semiconductor Holdings I, Ltd.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor Holdings I, Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2010, 2009, and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Austin, Texas

February 10, 2011

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Operations

(in millions)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net sales	$4,458	$3,508	$5,226
Cost of sales	2,768	2,563	3,154

Gross margin	1,690	945	2,072
Selling, general and administrative	502	499	673
Research and development	782	833	1,140
Amortization expense for acquired intangible assets	467	486	1,042
Reorganization of businesses, contract settlement, and other	—	345	53
Impairment of goodwill and intangible assets	—	—	6,981
Merger expenses	—	—	11

Operating loss	(61)	(1,218)	(7,828)
(Loss) gain on extinguishment or modification of long-term debt, net	(417)	2,296	79
Other expense, net	(600)	(576)	(733)

(Loss) earnings before income taxes	(1,078)	502	(8,482)
Income tax benefit	(25)	(246)	(543)

Net (loss) earnings	$(1,053)	$748	$(7,939)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,043	$1,363
Accounts receivable, net	457	379
Inventory, net	732	606
Other current assets	260	335

Total current assets	2,492	2,683
Property, plant and equipment, net	1,111	1,315
Intangible assets, net	309	780
Other assets, net	357	315

Total assets	$4,269	$5,093

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$34	$114
Accounts payable	431	300
Accrued liabilities and other	554	481

Total current liabilities	1,019	895
Long-term debt	7,582	7,430
Other liabilities	602	662

Total liabilities	9,203	8,987
Shareholders’ deficit:
Common shares, par value $.005 per share; 2,000 shares authorized, 1,013 and 1,012 issued and outstanding at December 31, 2010 and 2009, respectively	5	5
Treasury shares at cost	(1)	(1)
Additional paid-in capital	7,284	7,255
Accumulated other comprehensive earnings	27	43
Accumulated deficit	(12,249)	(11,196)

Total shareholders’ deficit	(4,934)	(3,894)

Total liabilities and shareholders’ deficit	$4,269	$5,093

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Shareholders’ Deficit

	Common Shares
(in millions)	Number of Shares	Amount	Treasury Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings	Accumulated Deficit	Comprehensive (Loss) Earnings

Balances at January 1, 2008	1,012	$5	$—	$7,138	$47	$(4,000)	$(1,572)

Net loss	—	—	—	—	—	(7,939)	(7,939)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	9	—	9
Net unrealized loss on derivative instrustments (net of tax effect)	—	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	73	—	—	—
Dividends	—	—	—	—	—	(5)	—
Option exercises	—	—	(1)	—	—	—	—

Balances at December 31, 2008	1,012	$5	$(1)	$7,211	$37	$(11,944)	$(7,949)

Net earnings	—	—	—	—	—	748	748
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	(2)	—	(2)
Net unrealized gain on derivative instruments (net of tax effect)	—	—	—	—	14	—	14
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(6)	—	(6)
Amortization of deferred compensation and other	—	—	—	44	—	—	—

Balances at December 31, 2009	1,012	$5	$(1)	$7,255	$43	$(11,196)	$754

Net loss	—	—	—	—	—	(1,053)	(1,053)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	1	—	1
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(16)	—	(16)
Amortization of deferred compensation	—	—	—	29	—	—	—
Issuances for share-based compensation awards	1	—	—	—	—	—	—

Balances at December 31, 2010	1,013	$5	$(1)	$7,284	$27	$(12,249)	$(1,069)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$748	$(7,939)
Depreciation and amortization	1,041	1,219	1,855
Impairment charges and reorganization of businesses, contract settlement, and other	—	355	7,034
Share-based compensation	28	38	56
Deferred incomes taxes	(47)	(300)	(583)
Loss (gain) on extinguishment or modification of debt, net	417	(2,296)	(79)
In-process research and development and other non-cash items	34	128	93
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	(96)	37	193
Inventory	(67)	126	(83)
Accounts payable and accrued liabilities	157	(196)	(263)
Other operating assets and liabilities	(20)	217	121

Net cash provided by operating activities	394	76	405

Cash flows from investing activities:
Capital expenditures, net	(281)	(85)	(239)
Acquisitions and strategic investments, net of cash acquired	—	—	(121)
Proceeds from sale of businesses and investments	—	8	26
Sales and purchases of short-term and other investments, net	35	488	51
Proceeds from sale of property, plant and equipment	22	16	288
Payments for purchase licenses and other assets	(96)	(53)	(64)

Net cash (used for) provided by investing activities	(320)	374	(59)

Cash flows from financing activities (1):
Retirement of and payments for long-term debt, capital lease obligations and notes payable	(3,181)	(176)	(150)
Debt issuance proceeds	2,880	184	497
Debt issuance costs and other	(82)	1	(5)

Net cash (used for) provided by financing activities	(383)	9	342

Effect of exchange rate changes on cash and cash equivalents	(11)	4	6

Net (decrease) increase in cash and cash equivalents	(320)	463	694
Cash and cash equivalents, beginning of period	1,363	900	206

Cash and cash equivalents, end of period	$1,043	$1,363	$900

(1)	In the first quarter of 2009, a $2,264 million non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: Freescale Semiconductor, Inc. (“Freescale Inc.”) was incorporated in Delaware in 2003. In the second quarter of 2004, Motorola, Inc. (“Motorola”) transferred substantially all of its semiconductor businesses’ assets and liabilities to Freescale Inc. (the “Contribution”) in anticipation of an initial public offering (IPO) of Freescale Inc. Class A common stock; the IPO was completed on July 21, 2004. Prior to the IPO, Freescale Inc. was a wholly owned subsidiary of Motorola. All of the Freescale Inc. Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in Freescale Inc. by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Semiconductor Holdings I (“Holdings I”). At the close of the Merger, Freescale Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Holdings I. All five of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Freescale Holdings L.P., a Cayman Islands limited partnership (“Freescale LP”), an entity controlled by the Sponsors, owns substantially all of the outstanding shares of Holdings I as of December 31, 2010. The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

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

In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger has been allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer lists, developed technology / purchased licenses, and in-process research and development (IPR&D) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This event served to reduce the post-Merger increase in our non-cash amortization charges, although they are still above historical levels.

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Risks and Uncertainties: In the second half of 2008 and continuing into 2009, the semiconductor industry experienced a downturn driven by overall weakness in global macroeconomic demand for semiconductor products. We experienced lower net sales and operating profitability, as well as lower factory utilization compared to peak levels because of the downturn in general and our position as an electronic content provider to the automotive industry, which experienced significant declines in demand in 2009 compared to peak levels.

In response to these economic pressures, we executed a series of strategic investment and cost reduction actions in late 2008 and 2009 to sharpen our strategic focus on growth markets and key market leadership positions where we anticipated above market growth opportunities over the long term. Specifically, during 2009, we executed actions to align our cost structure with our prior decision to gradually wind-down our cellular handset business. We also announced the initiation of a plan to exit our remaining 150-millimeter manufacturing capability in Sendai, Japan and Toulouse, France and finalized the closure of our 150-millimeter manufacturing capability in East Kilbride, Scotland because of a general migration away from 150-millimeter technologies and products to more cost-effective advanced technologies and products.

In 2010, the global economy began to recover, and as a result, we have experienced demand improvement and corresponding net sales growth throughout the year. In response, we have selectively increased headcount and capital expenditures to meet the required increase in production. We have also faced certain supply chain constraints over the course of 2010 as a result of the transition in demand as the global economy has continued to recover. This has translated into higher production and shipping costs due to increasing internal and external capacity requirements along with increasing material costs.

We have experienced sequential increases in net sales every quarter since the second quarter of 2009. We continue to focus our resources on our core automotive, networking and industrial products, as well as targeted opportunities in certain consumer electronics markets. Our business is highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. As of the end of 2010, our demand and inventory levels are more in balance. Our future net sales and profitability will be affected by, among other factors, a combination of the extent to which a recovery continues in the general global economic environment, both in size and duration, and our ability to secure design wins and adequately meet product development launch cycles in our targeted markets.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary and certain U.S. customers to whom Freescale ships product directly from Asia, are recognized upon delivery.

Accruals are established, with the related reduction to net sales at the time the related net sales are recognized, for allowances for discounts and product returns based on actual historical experience. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee is fixed. Net sales from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 2%, 2% and 1% for the years ended December 31, 2010, 2009, and 2008, respectively.

Distributor Sales: Revenue from sales to distributors of our products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, we offer incentive programs common to the semiconductor industry. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to net sales, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current distributor inventory levels. Distributor incentive accruals are monitored and adjustments, if any, are recognized based on actual experience under these incentive programs.

Product-Related Expenses: Shipping and handling costs associated with product sales are included in cost of sales. Expenditures for advertising are expensed as incurred, and are included in selling, general and administrative expenses. Provisions for estimated costs related to product warranties are made at the time the related sale is recorded, based on historic trends and are included in cost of sales. Research and development costs are expensed as incurred.

Government Grants: Investment incentives related to government grants are recognized when a legal right to the grant exists and there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. Government grants are recorded as a reduction of the cost being reimbursed.

Share Compensation Costs: We have several share-based employee compensation plans, which are more fully described in Note 6. We account for awards granted under those plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). We estimated fair values for non-qualified options using the Black-Scholes option-pricing model with the weighted-average assumptions listed in Note 6.

Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within other expense, net in the accompanying audited Consolidated Statements of Operations. Gains and losses on financial instruments that hedge firm future commitments or cash flows are deferred until such time as the underlying transactions are recognized or are recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Cash and Cash Equivalents: We consider all highly liquid investments, not considered short-term investments, purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is stated at the lower of cost or estimated net realizable value. Cost is generally computed on a currently adjusted standard cost basis, which approximates average costs on a first-in first-out basis. Standard costs are based on the normal utilization of installed factory capacity. Costs associated with underutilization of capacity are expensed as incurred. We review inventory quarterly for salability and obsolescence. A specific allowance is provided for inventory considered unlikely to be sold. We write-off inventory in the period in which disposal occurs.

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

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and is reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets: A goodwill balance represents the excess of the cost over the fair value of the net identifiable assets of an acquired business and is reviewed annually for impairment. In 2008, we recorded a $5,350 million non-cash impairment charge against our goodwill, reducing the balance to zero. Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 2 to 10 years. The useful lives of the intangible assets acquired by Holdings I as part of the Merger were established in connection with the allocation of fair values at December 2, 2006. We have no intangible assets with indefinite useful lives.

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

We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues and issuance of new regulations or new case law.

Foreign Currency Translation: Prior to January 1, 2008, many of our non-U.S. operations used the respective local currencies as the functional currency. Those non-U.S. operations which did not use the local currency as the functional currency used the U.S. dollar. The effects of translating the financial position and results of operations of local currency functional operations into U.S. dollars were included in a separate component of shareholders’ equity.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. In accordance with ASC Topic 830, “Foreign Currency Matters” (“ASC Topic 830”), once the functional currency for a foreign entity is determined, that determination shall be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. In December 2007, we formed Freescale Semiconductor EME&A SA (“SBE”), a European single billing entity established to provide sales and distribution service to our European external customers from one centralized location. Previously such activities were decentralized across our entities in Europe. The SBE negotiates and invoices for all contracts with our European external customers. Subsequent to the implementation of the SBE, the other local foreign operations in Europe provide support to the SBE in servicing our customers and only record inter-company commission revenue from the SBE, which is denominated in the U.S. dollar. In addition, all inter-company transactions, inter-company loans and other types of financing are denominated in the U.S. dollar for all foreign operations in which the functional currency changed. In accordance with ASC Topic 830, the U.S. dollar is the proper functional currency as financing is provided by U.S. dollar sources. The change in functional currency was applied on a prospective basis. The U.S. dollar-translated amounts of nonmonetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the functional currency and included in operations for the period in which the exchange rate changed.

Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2010 and 2009. See Notes 3, 4, 5 and 6 for further details concerning fair value measurement, the fair value of our long-term debt, derivative contracts and pension plan assets, respectively.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements and Legislation Changes: In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in 2010, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2009-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact and is expected to have no subsequent impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14 “Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (i) non-software components of tangible products and (ii) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. This guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

(2) Other Financial Data

Statements of Operations Supplemental Information

Merger Costs

In 2008, we incurred merger costs of $11 million, which consist primarily of retention costs associated with the acquisition of SigmaTel, Inc. and accounting, legal and other professional fees. We acquired SigmaTel on April 30, 2008 for cash consideration of $115 million, including $5 million of direct acquisition costs. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal integrated circuits for the consumer electronics market.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

In 2010, we recorded a net pre-tax charge of $432 million in the accompanying audited Consolidated Statement of Operations attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” associated with the Q2 and Q3 2010 Refinancing Transactions, as well as the A&E Arrangement in the first quarter of 2010. These charges were partially offset by a $15 million pre-tax gain, net related to the open-market repurchases of $213 million of our senior unsecured notes. (Refer to Note 4 for definition and discussion of capitalized terms referenced in this section.)

During 2009, we recorded a $2,264 million net pre-tax gain in the accompanying audited Consolidated Statement of Operations in connection with the Debt Exchange. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. In addition, during 2009, we recorded a $32 million pre-tax gain, net associated with the open-market repurchases of $99 million of our senior unsecured notes.

In 2008, we recorded a $79 million pre-tax gain, net in connection with the open-market repurchases of $177 million of our senior unsecured and senior subordinated notes.

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying audited Consolidated Statements of Operations:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest expense	$(591)	$(571)	$(738)
Interest income	8	15	36

Interest expense, net	(583)	(556)	(702)

Other, net	(17)	(20)	(31)

Other expense, net	$(600)	$(576)	$(733)

Cash paid for interest was $472 million in 2010, $445 million in 2009 and $717 million in 2008.

Other, Net

During 2010, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized pre-tax losses in other, net of $14 million due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded a $3 million pre-tax loss in other, net, related to one of our investments accounted for under the equity method.

During 2009, we recorded a $15 million pre-tax loss in other, net related to certain of our investments accounted for either under the cost method or the equity method. Additionally, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of (i) $8 million related to the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge, (ii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps, and (iii) $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities (ARS) and other derivatives (see further discussion of our ARS in the “Intangible Assets, Net” section of this Note, as well as in Note 3), and (ii) $4 million recorded in connection with a settlement of a Lehman Brothers Special Financing, Inc. (LBSF) swap arrangement with a notional amount of $400 million (see further discussion of the LBSF swap arrangement in Note 4).

During 2008, in accordance with ASC Topic 815, we recognized a $38 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that were no longer classified as a cash flow hedge. We also recognized $5 million in pre-tax losses primarily attributable to one of our investments accounted for under the equity method, as well as foreign currency fluctuations. In addition, we recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our investments accounted for under the cost method.

Balance Sheet Supplemental Information

Short-Term Investments

Because continued macroeconomic weakness and financial market illiquidity had the potential to cause adverse pricing adjustments in its short-term investment portfolio, Freescale Inc. moved all of its short-term investments from a money market fund, which was a wholly owned subsidiary, to cash equivalent money market accounts in 2009. The money market fund ceased operations in the third quarter of 2009 and was dissolved in the fourth quarter of 2009.

Inventory, Net

Inventory, net consisted of the following:

	December 31, 2010	December 31, 2009
Work in process and raw materials	$533	$444
Finished goods	199	162

	$732	$606

We recognized $7 million in cost of sales related to purchase accounting adjustments to inventory in the year ended December 31, 2008.

As of December 31, 2010 and 2009, we recorded $97 million and $155 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2010	December 31, 2009
Deferred income taxes	$132	$134
Prepaid expenses	30	32
Miscellaneous receivables	28	38
Restricted cash	22	12
Assets held for sale	14	46
Income tax receivable	14	21
Foreign currency derivative contracts	6	2
Auction rate securities	—	30
Other	14	20

	$260	$335

Assets held for sale were $14 million and $46 million at December 31, 2010 and 2009, respectively. The assets held for sale as of December 31, 2010 consisted primarily of facilities located in Sendai, Japan and Austin, Texas. The assets held for sale at December 31, 2009 consisted primarily of facilities located in East Kilbride, Scotland, Sendai, Japan, Dunfermline, Scotland and Austin, Texas.

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2010	December 31, 2009
Land	$107	$107
Buildings and improvements	914	888
Machinery and equipment	2,341	2,116
Assets not yet placed in service	29	25

Total	3,391	3,136
Less accumulated depreciation and amortization	(2,280)	(1,821)

	$1,111	$1,315

Depreciation and amortization expense was $488 million, $648 million and $709 million for the years ended December 31, 2010, 2009 and 2008, respectively, including capital lease amortization expense of $10 million, $20 million and $20 million in 2010, 2009 and 2008, respectively. Included in property, plant and equipment are capital lease assets of $12 million and $22 million as of December 31, 2010 and 2009, respectively. These asset amounts are net of accumulated amortization of $65 million and $56 million as of December 31, 2010 and 2009, respectively.

Intangible Assets, Net

Amortized intangible assets of $309 million and $780 million at December 31, 2010 and 2009, respectively, were composed of the following:

	December 31, 2010		December 31, 2009
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$3,231	$2,997	$3,234	$2,542
Customer relationships	362	362	362	362
Trademarks / tradenames	153	78	153	65

	$3,746	$3,437	$3,749	$2,969

Amortization expense is estimated to be $241 million in 2011, $17 million in 2012, $14 million in 2013, $13 million in 2014, $12 million in 2015, and $12 million thereafter.

Impairments

During 2008, as a result of certain impairment indicators, including our then-announced intent to pursue strategic alternatives for our cellular product group and the impact of weakening market conditions on our remaining businesses at the time, and in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Upon concluding the net book value related to customer relationships, tradenames / trademarks and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $724 million, $98 million and $809 million, respectively, related to those intangible assets in 2008. As of December 31, 2010 and 2009, however, we determined that no further indicators of impairment existed with regard to our intangible assets.

Other Assets, Net

Other assets, net consisted of the following:

	December 31, 2010	December 31, 2009
Deferred financing costs, net	$128	$127
Deferred income taxes	95	63
Tool and die, net	74	40
Other long-term receivables	20	40
Asia land leases	19	19
Strategic investments	3	6
Income tax receivable	3	1
Fair value of interest rate cap contracts	1	6
Other	14	13

	$357	$315

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Employee compensation	$196	$158
Interest payable	87	25
Severance	38	74
Accrued technology cost	30	34
Taxes other than income taxes	29	36
Deferred revenue	13	32
Income tax payable	9	4
Interest rate swap liability	6	—
Environmental liability	5	5
Other	141	113

	$554	$481

Other Liabilities

Other liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Retiree healthcare obligation	$164	$152
Severance liability	132	162
Income taxes payable	121	127
Pension obligations	64	56
Deferred income taxes	54	77
Environmental liability	36	40
Interest rate swap liability	6	11
Capital leases	2	8
Other	23	29

	$602	$662

Additional Paid-In Capital

In connection with the closing of the Merger, we issued approximately 1,012 million common shares, par value $0.005, to Freescale LP in exchange for a contribution of approximately $7.1 billion. We issued to Freescale LP a warrant for the purchase of approximately 49.2 million common shares with a strike price of $7, equal to the fair value on the date of grant. The fair value of the warrant, approximately $171 million, is included in additional paid-in capital on our accompanying audited Consolidated Balance Sheets.

Accumulated Other Comprehensive Earnings

The following table provides the components of accumulated other comprehensive earnings, net of tax:

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2008	$(13)	$38	$22	$47
Current period net change	(1)	(18)	9	(10)

Balance at December 31, 2008	(14)	20	31	37
Current period net change	14	(6)	(2)	6

Balance at December 31, 2009	$—	$14	$29	$43

Current period net change	(1)	(16)	1	(16)

Balance at December 31, 2010	$(1)	$(2)	$30	$27

During 2009, in accordance with ASC Topic 715, “Compensation-Retirement Benefits,” we recorded gains of $17 million to other comprehensive earnings related to curtailments, settlements and the actuarial impact associated with our Japanese and French pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility by the fourth quarter of 2011, along with other severance actions in Japan. (Refer to Note 10 for further discussion of this matter.)

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2010. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs *
As of December 31, 2010:	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$754	$754	$—	$—
Time deposits (1)	166	166	—	—
Foreign currency derivative contracts (3)	6	—	6	—
Interest rate cap arrangements (4)	1	—	1	—

Total Assets	$927	$920	$7	$—

Liabilities
Interest rate swap agreements (5)	$12	$—	$12	$—
Foreign currency derivative contracts (3)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

*	Note that the Level 3 input balance was reduced to zero in connection with the sale of our ARS and related redemption rights to UBS AG (“UBS”) during 2010, as discussed later in this Note.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,013	$1,013	$—	$—
Time deposits (1)	267	267	—	—
Auction rate securities (2)	30	—	—	30
Foreign currency derivative contracts (3)	2	—	2	—
Interest rate cap arrangements (4)	6	—	6	—
Other derivative (2)	3	—	—	3

Total Assets	$1,321	$1,280	$8	$33

Liabilities
Interest rate swap agreements (5)	$11	$—	$11	$—
Foreign currency derivative contracts (3)	4	—	4	—

Total Liabilities	$15	$—	$15	$—

The following footnotes indicate where the noted items are recorded in our accompanying audited Consolidated Balance Sheets at December 31, 2010 and 2009:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	ARS and other derivatives were reported as other current assets.
(3)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(4)	Interest rate cap arrangements are reported as other assets.
(5)	Interest rate swap agreements are reported as other liabilities and accrued liabilities and other.

Valuation Methodologies

The auctions for our ARS failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing was not available. Therefore, these securities and the related redemption rights were classified as Level 3 assets, and we used a discounted cash flow (DCF) model to determine the estimated fair value as of December 31, 2009. The assumptions used in preparing the DCF model included estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the then current environment. We had an arrangement with UBS whereby we could exercise our rights under the agreement and sell all of our remaining ARS to UBS during the period of June 30, 2010 through July 2, 2012 at par value. During 2010, we exercised this right and sold all of these remaining ARS to UBS. As a result, we no longer had any outstanding ARS or the related redemption rights at December 31, 2010. The ARS and related redemption rights were previously classified as other current assets on the accompanying audited Condensed Consolidated Balance Sheet.

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

The following table summarizes the change in the fair value for Level 3 inputs for the year ended December 31, 2010 and 2009:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Year Ended December 31, 2010	Auction rate securities	Other derivatives	Total Gains (Losses)
Balance as of January 1, 2010	$30	$3
Total gains or losses (realized or unrealized):
Included in earnings*	1	(1)	—
Included in OCI	—	—	—
Sales	(31)	(2)
Transfers in and/or out of Level 3	—	—

Balance as of December 31, 2010	$—	$—	$—

The amount of total gains or losses for the year ended December 31, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of December 31, 2010*	$—	$—	$—

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Year Ended December 31, 2009	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of January 1, 2009	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	6	(3)	4	7
Included in OCI	(1)	—	—	(1)
Sales	(3)	1	—
Settlements	—	—	7
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2009	$30	$3	$—	$6

The amount of total gains or losses for the year ended December 31, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of December 31, 2009*	$6	$(3)	$—	$3

*	The realized and unrealized gains (losses) reflected in the table above for the years ended December 31, 2010 and 2009 are recorded in other, net in the accompanying audited Consolidated Statement of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which is $7,863 million at December 31, 2010 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2010.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. During 2009, we recorded $10 million in other-than-temporary impairments on such assets, based on our percentage ownership of the estimated value of these assets. As of December 31, 2010 and 2009, the carrying value of these assets was $6 million and $11 million, respectively.

(4) Debt

Our long-term debt at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Extended maturity term loan	$2,237	$—
Original maturity term loan	—	3,372
Revolving credit facility	532	644
Incremental term loans	—	558
Senior secured 10.125% due 2018	750	—
Senior secured 9.25% due 2018	1,380	—
Senior unsecured floating rate notes due 2014	57	194
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	255	560
Senior unsecured 8.875% notes due 2014	886	1,382
Senior unsecured 10.75% notes due 2020	750	—
Senior subordinated 10.125% notes due 2016	764	764
Foreign subsidiary loan	—	61

	7,611	7,535
Less: current maturities	(29)	(105)

Total long-term debt	$7,582	$7,430

First Quarter 2010 Amend and Extend Arrangement

On February 12, 2010, we received the requisite consents from our lenders to amend our Credit Facility. As a result, on February 19, 2010, we closed the transaction referred to as the Amend and Extend Arrangement (the “A&E Arrangement”) and announced the amendment of our Credit Facility and the issuance of $750 million aggregate principal amount of 10.125% senior secured notes maturing on March 15, 2018 (the “10.125% Secured Notes”). The gross proceeds of this offering were used to prepay amounts outstanding under our Credit Facility as follows: $635 million under the original maturity term loan (“Original Term Loan”), $3 million under the Incremental Term Loans, and $112 million under the Revolver. (The terms Revolver and Incremental Term Loans are defined later in this Note.) Further, the maturity of approximately $2,265 million of debt outstanding under the Original Term Loan was extended to December 1, 2016 and is now referred to as the “Extended Term Loan.” The terms of the amended Credit Facility, as governed by the Amended and Restated Credit Agreement dated February 19, 2010 (the “Amended Credit Agreement”), also allow for one or more future issuances of additional senior secured notes to be secured on a pari passu basis with the obligations under the Credit Facility, so long as, among other things, the net cash proceeds from any such issuance are used to prepay amounts outstanding under the Credit Facility at par.

Certain lenders under the Credit Facility who participated in the partial prepayment of that debt also purchased the 10.125% Secured Notes (“Purchasers”). Effectively, a portion of the Revolver and Original Term Loan was exchanged by the Purchasers for 10.125% Secured Notes. This portion of the transaction was accounted for as a substantial modification of debt under the guidelines of ASC Subtopic 470-50. This conclusion was reached because the difference between the present value of the cash flows under the terms of the 10.125% Secured Notes and the present value of the cash flows under the portions of the Revolver and Original Term Loan held by the Purchasers exceeded 10 percent. A majority of the prepayments under the Credit Facility, however, were accomplished through an exchange of cash proceeds received from the issuance of the 10.125% Secured Notes, thus relieving Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the Credit Facility. This portion of the A&E Arrangement constitutes an extinguishment of debt under ASC Subtopic 470-50 and was accounted for accordingly.

The issuance of the Extended Term Loan and the extinguishment of a portion of the Original Term Loan does not meet the definition of a substantial modification of debt under the guidelines of ASC Subtopic 470-50 because the difference between the present value of the cash flows under the Extended Term Loan and the present value of the cash flows of the extinguished portion of the Original Term Loan is less than 10 percent. In addition, of the $750 million aggregate principal amount of 10.125% Secured Notes, $726 million was accounted for as an issuance of debt, and as described previously, $24 million was accounted for as an exchange of debt by the Purchasers. The 10.125% Secured Notes were recorded at a fair value of $750 million, which was based, in part, on public trading prices of the 10.125% Secured Notes on and around the close of the offering, in addition to the fact that the amount of cash proceeds received from the issuance was equal to the aggregate principal amount of the 10.125% Secured Notes. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes maturing on April 15, 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”). Because cash proceeds were used for the prepayment, which relieved Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that liability outstanding under the Credit Facility, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $1,380 million aggregate principal amount of 9.25% Secured Notes was separately accounted for as an issuance of debt. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of 10.75% senior unsecured notes maturing on August 1, 2020 (“10.75% Unsecured Notes”). The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the Floating Rate Notes, in each case as defined below. This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the “Indentures”). Because cash proceeds were used for the repurchases, which relieved Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the 8.875% Unsecured Notes, the PIK-Election Notes and the Floating Rate Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $750 million aggregate principal amount of 10.75% Unsecured Notes was separately accounted for as an issuance of debt. (Refer to “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” in Note 2 for further discussion of this transaction.)

Open-Market Bond Repurchases

During 2010, Freescale Inc. repurchased $120 million of its senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), $78 million of its senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”) and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $15 million pre-tax gain, net. During 2009, Freescale Inc. repurchased $60 million of its 8.875% Unsecured Notes and $39 million of its PIK-Election Notes at a $32 million pre-tax gain, net. During 2008, Freescale Inc. repurchased $89 million of its senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”), $63 million of its 8.875% Unsecured Notes and $25 million of its Floating Rate Notes at a $79 million pre-tax gain, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Debt Exchange

In 2009, Freescale Inc. invited eligible holders of each of its Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes, and Senior Subordinated Notes to participate as a lender in the issuance of senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” (The Floating Rate Notes, the PIK-Election Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes.”)

Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired. Based on the principal amount of Existing Notes delivered and accepted, Freescale Inc. issued approximately $924 million principal amount of Incremental Term Loans at a $384 million discount. Upon completion of the Debt Exchange, the carrying value of Freescale Inc.’s outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this Note). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million.

Credit Facility

At December 31, 2010, Freescale Inc. had senior credit facilities (the “Credit Facility”) that included (i) the aforementioned $2,237 million Extended Term Loan and (ii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $590 million (“Revolver”), as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $48 million of the Revolver after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

Extended Maturity Term Loan

At December 31, 2010, $2,237 million was outstanding under the Extended Term Loan, which will mature on December 1, 2016. The Extended Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either

(i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Extended Term Loan at December 31, 2010 was 4.51%. (The spread over LIBOR with respect to the Extended Term Loan is 4.25%.) Under the Amended Credit Agreement, Freescale Inc. is required to repay a portion of the Extended Term Loan in quarterly installments in aggregate annual amounts approximating $29 million, with the remaining balance due upon maturity. In addition, under the Amended Credit Agreement, there is an early maturity acceleration clause associated with the Extended Term Loan such that principal amounts under the Extended Term Loan will become due and payable on September 1, 2014 if (i) on such date, the aggregate principal amount of the Floating Rate Notes, the PIK-Election Notes and the 8.875% Unsecured Notes exceeds $500 million and (ii) Freescale Inc.’s total leverage ratio as of June 30, 2014 (as calculated under the Amended Credit Agreement) is greater than 4:1.

Revolver

At December 31, 2010, the Revolver had a remaining borrowing capacity of $27 million, excluding the LCPI commitment and $31 million in outstanding letters of credit. The Revolver will be available through December 1, 2012 at which time all outstanding principal amounts will become due and payable. The Revolver bears interest, at Freescale Inc.’s option, at a rate equal to an applicable margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Revolver at December 31, 2010 was 2.26%. (The spread over LIBOR with respect to the Revolver is 2.00%.) The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. Freescale Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. Freescale Inc. is also required to pay customary letter of credit fees.

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly owned Restricted Subsidiaries, as defined in the Amended Credit Facility agreement. As of December 31, 2010, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all nonordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity. Based on our annual operating results for the year ended December 31, 2008, we made a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,842 million in senior secured, senior unsecured and senior subordinated notes outstanding at December 31, 2010, consisting of (i) $750 million of senior secured 10.125% notes due 2018 (“10.125% Secured Notes”); (ii) $1,380 million of senior secured 9.25% notes due 2018 (“9.25% Secured Notes”); (iii) $57 million of Floating Rate Notes due 2014; (iv) $255 million of PIK-Election Notes due 2014; (v) $886 million of 8.875% Unsecured Notes due 2014; (vi) $750 million of senior unsecured 10.75% notes due 2020 (“10.75% Secured Notes”); and (vii) $764 million of Senior Subordinated Notes due 2016. With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every March 15th and September 15th commencing on September 15, 2010 for the 10.125% Secured Notes; (ii) every April 15th and October 15th commencing on October 15, 2010 for the 9.25% Secured Notes; (iii) every February 1st and August 1st commencing February 1, 2011 for the 10.75% Unsecured Notes, and (iv) every June 15th and December 15th commencing on June 15, 2007 for the PIK-Election Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.30% on December 31, 2010) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th commencing March 15, 2007.

PIK-Interest

For any interest period through December 15, 2011, Freescale Inc. may elect to pay interest on the PIK-Election Notes (i) in cash, (ii) by electing to use the payment-in-kind (PIK) feature and increasing the principal amount of the PIK-Election Notes (“PIK Interest”), or (iii) an evenly split combination of the foregoing. Interest payable in cash will accrue at a rate equal to 9.125% per annum, and PIK Interest will accrue at the cash interest rate plus 0.75% per annum. After December 15, 2011, Freescale Inc. must pay all interest payments on the PIK-Election Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes.

For the interest periods ending on June 15, 2009 and December 15, 2009, Freescale Inc. elected to use the PIK Interest feature of its outstanding PIK-Election Notes. As a result, Freescale Inc. increased the principal amount of the PIK-Election Notes by approximately $53 million in 2009. Freescale Inc. also elected to use the PIK Interest feature for the interest period ending on June 15, 2010 and, accordingly, as of December 31, 2009, $2 million of accrued PIK Interest associated with the PIK-Election Notes was classified as long-term debt on the accompanying audited Consolidated Balance Sheet. In 2010, in connection with the PIK Interest election for the interest period ending June 15, 2010, Freescale Inc. increased the principal amount of the PIK-Election Notes by approximately $25 million. With respect to the interest that was due and will be due on December 15, 2010 and June 15, 2011, however, Freescale Inc. elected to make such interest payment by paying cash at the cash interest rate of 9.125%.

Registration Agreement

On September 30, 2010, in connection with the issuance of the 10.75% Unsecured Notes, Freescale Inc. entered into a registration rights agreement (the “Registration Rights Agreement”) among Freescale Inc., the Guarantors and the initial purchaser of the 10.75% Unsecured Notes. Under the Registration Rights Agreement, Freescale Inc. has agreed to use commercially reasonable efforts to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with the Securities and Exchange Commission (SEC). Pursuant to such exchange offer registration statement, Freescale Inc. will issue, in exchange for tendered 10.75% Unsecured Notes, registered securities containing terms substantially identical in all material respects to the 10.75% Unsecured Notes. Pursuant to the Registration Right Agreement, additional interest will be assessed with respect to the 10.75% Unsecured Notes in the event a registration default occurs.

Guarantees and Right of Payment

The 10.125% Secured Notes are governed by the indenture dated as of February 19, 2010 (the “10.125% Indenture”), and the 9.25% Secured Notes are governed by the indenture dated as of April 13, 2010 (the “9.25% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, jointly and severally, the 10.125% Secured Notes and 9.25% Secured Notes on a senior secured basis. The Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes and Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended, and are guaranteed, jointly and severally, by the Guarantors. While the Floating Rate Notes, PIK-Election Notes and 8.875% Unsecured Notes are guaranteed on a senior unsecured basis, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor. The 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”). The Guarantors also guarantee, jointly and severally, the 10.75% Unsecured Notes on a senior unsecured basis.

Relative to our overall indebtedness, the 10.125% Secured Notes and the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes and 10.75% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to all other of our senior secured and unsecured indebtedness.

Redemption

Freescale Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time prior to March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.125% Indenture. Freescale Inc. may redeem, in whole or in part, the 10.125% Secured Notes at any time after March 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.125% Indenture. In addition, at any time on or prior to March 15, 2013, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 110.125% of the aggregate principal amount, plus accrued and unpaid interest, if any, as described in the 10.125% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 10.125% Secured Notes may require Freescale Inc. to repurchase all or part of their 10.125% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 9.25% Indenture. Freescale Inc. may redeem, in whole or in part, the 9.25% Secured Notes at any time on or after April 15, 2014 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 9.25% Indenture. In addition, until April 15, 2013, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the 9.25% Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 109.25% of the aggregate principal amount, plus accrued and unpaid interest, if any, as described in the 9.25% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 9.25% Secured Notes may require Freescale Inc. to repurchase all or part of their 9.25% Secured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008, and the PIK-Election Notes and 8.875% Unsecured Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes at any time prior to August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 10.75% Indenture. Freescale Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes, at any time on or after August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 10.75% Indenture. In addition, at any time on or prior to August 1, 2013, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 10.75% Unsecured Notes with the proceeds of certain equity offerings at a redemption price equal to 110.75% of the aggregate principal amount, plus accrued and unpaid interest, if any, as described in the 10.75% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 10.75% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 10.75% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the Senior Subordinated Notes at any time prior to December 15, 2011 at a redemption price equal to 100% of the notes’ principal balance, plus accrued and unpaid interest, if any, plus the Applicable Premium, as defined in the indenture governing the Senior Subordinated Notes. Freescale Inc. may also redeem, in whole or in part, the Senior Subordinated Notes at any time on or after December 15, 2011. The redemption price is at a fixed percentage of the notes’ principal balance ranging from 100% to 105.1%, depending upon the redemption date, plus accrued and unpaid interest.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. also entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. See Note 5 for further details of these interest rate swap and cap contracts.

Covenants

Freescale Inc.’s Credit Facility and Indentures contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares; pay dividends and make other restricted payments; impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. Freescale Inc. was in compliance with these covenants as of December 31, 2010.

Other Indebtedness

During 2010, one of our foreign subsidiaries fully repaid the remaining outstanding balance under a short-term Japanese yen-denominated revolving loan. We do not utilize any other short-term borrowing instruments.

Fair Value

At December 31, 2010 and 2009, the fair value of our long-term debt, excluding accrued PIK Interest on the PIK-Election Notes, was approximately $7,863 million and $7,036 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments for 2011 is $29 million. Future obligated debt payments are $560 million in 2012, $29 million in 2013, $1,227 million in 2014, $29 million in 2015 and $5,737 million thereafter.

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

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses.

At December 31, 2010 and 2009, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $187 million and $192 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of less than $1 million and a net unrealized loss of $2 million at December 31, 2010 and 2009, respectively. Forward contract gains (losses) of less than $1 million, $(2) million and $(25) million for 2010, 2009 and 2008, respectively, were recorded in other, net in the accompanying audited Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2010 and 2009:

Buy (Sell)	December 31, 2010	December 31, 2009
Malaysian Ringgit	$69	$64
Euro	$54	$48
Japanese Yen	$39	$(20)
Israeli Shekel	$16	$16
Singapore Dollar	$9	$12
Taiwan Dollar	$(12)	$2

We have provided $15 million in collateral to three of our counterparties in connection with our foreign exchange hedging program as of December 31, 2010. This amount is classified as restricted cash and is recorded as a component of other current assets on the accompanying audited Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Cash Flow Hedges

At December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $114 million and a fair value of a net unrealized gain of $3 million. These forward and option contracts have original maturities of less than one year. Gains of less than $1 million for 2010 were recorded in cost of sales in the accompanying audited Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We had no foreign currency exchange contracts designated as cash flow hedges at December 31, 2009.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of December 31, 2010 and 2009, we had effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012 with interest rate swaps. In the second quarter of 2009, we settled a LBSF swap arrangement with a notional amount of $400 million at a $4 million gain. LBSF filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on three-month LIBOR (0.30% at December 31, 2010) from the counterparties. As our interest rate swaps do not qualify as cash flow hedges, the net receipts or payments from the interest rate swap agreements are recorded in other, net in the accompanying audited Consolidated Statement of Operations, in accordance with ASC Topic 815. During 2010 and 2009, we recognized pre-tax losses of $8 million and $4 million, respectively, in other, net associated with the change in fair value of these interest rate swaps.

In December 2007, we elected to switch from 3-month LIBOR to 1-month LIBOR on our Original Term Loan. This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualified as a cash flow hedge; therefore, in the first quarter of 2008, we recognized a $25 million pre-tax loss in other, net. In accordance with ASC Topic 815, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation; and, as these interest rate swaps did not meet the requirements of a cash flow hedge, all future related gains and losses due to the change in fair value were recognized in other, net. Accordingly, in 2008, we recognized a total pre-tax loss of $38 million in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that were no longer classified as a cash flow hedge. Although we elected to switch back to 3-month LIBOR on our Term Loan in December 2008, we elected not to re-designate the related interest rate swap agreements as cash flow hedges under ASC Topic 815.

The remaining effective portion of these interest rate swaps at December 31, 2008 was approximately $6 million, net of tax, and was included in accumulated other comprehensive loss. This unrealized loss was exclusive of the aforementioned pre-tax loss on the ineffective portion of the interest rate swaps. This amount was fully recognized as other, net or interest expense through December 2009 in the accompanying audited Consolidated Statement of Operations.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. During 2009, we entered into two interest rate cap contracts with two counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, we have effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75%. The caps became effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, since December 1, 2009, we continue to pay interest at a LIBOR-based rate (LBR) on $400 million of our variable interest rate debt, as long as the LBR does not exceed 2.75%. If the LBR exceeds the cap rate in any given interest period, we will subsequently receive a payment from the counterparty to ensure the LBR we pay is no more than 2.75%, net on the related variable interest rate debt. Any payments from the interest rate cap agreements will be recorded in other, net. As these interest rate caps do not meet the requirements of a cash flow hedge under ASC Topic 815, all related gains and losses due to the change in fair value are recognized in other, net. During 2010 and 2009, we recognized pre-tax losses of $6 million and less than $1 million, respectively, in other, net associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. As of December 31, 2010, our exposure to counterparty risk is immaterial.

(6) Employee Benefit and Incentive Plans

Share and Equity-based Compensation

Our total share and equity-based compensation expense is presented below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cost of sales	$3	$2	$3
Selling, general and administrative	23	30	48
Research and development	3	2	4
Reorganization of businesses, contract settlement, and other	—	—	18

Total	$29	$34	$73

Share and Equity-based Compensation Plans

Option Exchange

On April 6, 2009, Holdings I granted options to purchase shares of Holdings I common shares under the Freescale Holdings 2006 Management Incentive Plan and the 2007 Non-Executive Incentive Plan by entering into new non-qualified option agreements with certain officers and employees. The Compensation and Leadership Committee of the Holdings I board of directors approved the form of the non-qualified option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Freescale LP (“Class B Interests”) and options to purchase Holdings I common shares, in each case, for new options to purchase Holdings I common shares (“Option Exchange”). Under the terms of each of the agreements, the new options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of April 6th and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new options granted under both agreements is equal to the fair value per share of Holdings I common shares on the date of grant.

Previously granted options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for options and on a one-for-one hundred forty-four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest discussed later in this Note). Options to purchase an aggregate of approximately 16 million shares of Holdings I common shares, 67 thousand Class B Interests and the 1.2472% Class B-2008 Series Interest were exchanged for new options to purchase an aggregate of approximately 38 million shares of Holdings I common shares. Options granted pursuant to the Option Exchange have an exercise price of $1.24 per share. In accordance ASC Topic 718, the increase in the fair value of the Holdings I options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which will be recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified and Rollover Options

In connection with the Merger, we adopted a new share-based compensation plan (“2006 Management Incentive Plan”), which authorizes share-based awards to be granted to management, key employees and directors for up to 31.2 million common shares. On February 4, 2009, the 2006 Management Incentive Plan was amended to allow up to approximately 60.5 million Holdings I common shares to be issued under this plan. On October 28, 2009, the 2006 Management Incentive Plan was further amended to allow up to approximately 69.5 million Holdings I common shares to be issued under the plan. As of December 31, 2010, the Company has issued approximately 49 million non-qualified options in Holdings I (“2006 Options”), which remain outstanding, with exercise prices ranging from $1.24 to $7.00 per share, to certain members of management pursuant to the 2006 Management Incentive Plan. (These options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2010 we had approximately $44 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average grant date fair value per share	$0.79	$0.79	$3.34
Weighted average assumptions used:
Expected volatility	77.0%	72.1%	58.2%
Expected lives (in years)	6.25	6.25	6.14
Risk free interest rate	2.6%	2.3%	3.3%
Expected dividend yield	—%	—%	—%

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

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2010 is presented below:

	Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2010	48,052	$1.54	10	$—
Granted	2,622	$1.24
Terminated, cancelled or expired	(1,873)	$1.43
Exercised	(150)	$1.24

Balance at December 31, 2010	48,651	$1.52	9	$55

Exercisable options at December 31, 2010	12,407	$1.69	—	$13

Under the 2006 Management Incentive Plan, we also issued fully vested options (“Rollover Options”), to purchase approximately 4.2 million shares of our common shares, in exchange for approximately 740 thousand fully vested Freescale Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options were determined based on a formula that maintained the intrinsic value of the Freescale Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of Freescale Inc.’s common shares at the closing of the Merger, the average price for the Rollover Options was $4.31 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.

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

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common shares in the form of share-based awards to key employees. On October 28, 2009, the 2007 Non-Executive Incentive Plan was amended to allow up to approximately 10.9 million shares of Holdings I common shares to be issued under the plan. As of December 31, 2010, approximately 8.7 million non-qualified options (“2007 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued, and remain outstanding, to key employees. (These options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options grant date. As of December 31, 2010, we had approximately $7 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average grant date fair value per share	$0.79	$0.79	$3.27
Weighted average assumptions used:
Expected volatility	77.0%	74.7%	58.3%
Expected lives (in years)	6.25	6.25	6.16
Risk free interest rate	2.6%	2.5%	3.0%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2010 is presented below:

	Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2010	9,340	$1.36	10	$—
Granted	207	$1.24
Terminated, cancelled or expired	(880)	$1.44
Exercised	—

Balance at December 31, 2010	8,667	$1.35	9	$10

Class B Interests

In connection with the Merger, Freescale LP adopted a new equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Holdings were issued to thirteen individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale LP (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006.

During 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization of businesses, contract settlement, and other charge in our accompanying audited Consolidated Statement of Operations. In addition, approximately 37 thousand Class B Interests became vested upon the separation of six other executives in 2008, and concurrently, approximately 68 thousand Class B Interests were forfeited. In addition, approximately six thousand Class B Interests became vested upon the separation of 2 executives in 2009, and concurrently, approximately three thousand Class B Interests were forfeited. As of December 31, 2010, 130 thousand Class B Interests, held by former executives of Freescale Inc., remain outstanding. (These Class B Interests exclude those canceled in exchange for new options to purchase Holdings I common shares in connection with the Option Exchange.)

In 2008, Freescale LP granted our current Chief Executive Officer a 1.2472% Class B-2008 Series Interest, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of Freescale LP, dated as of February 11, 2008 (“Amended LP Agreement”), which provide the holder an interest in Freescale LP and entitle the holder to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The Class B-2008 Series Interest was granted to our Chief Executive Officer on April 7, 2008. However, the grant date for financial reporting was March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date. The Class B-2008 Series Interest was canceled in exchange for options to purchase shares of Holdings I common shares in connection with the Option Exchange.

The fair value of the Class B Interests and the former Class B-2008 Series Interest was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

(Dollars in millions)	Year Ended December 31, 2008 (Class B-2008 Series Interest)
Weighted average grant date fair value	$39
Weighted average assumptions used:
Expected volatility	57.0%
Expected lives (in years)	5.00
Risk free interest rate	2.6%
Expected dividend yield	—%

Restricted Stock Units and Deferred Stock Units

Under the terms of the 2006 Management Incentive Plan, restricted stock units (RSUs) have been granted to certain members of management, key employees and directors. The grants are rights to receive shares of our common shares on a one-for-one basis and vest 25% on each of the first, second, third and fourth anniversaries of the grant date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.

During 2009, we also granted performance-based deferred stock units (DSUs) to certain executives of Freescale Inc. under the 2006 Management Incentive Plan. The number of DSUs that could be earned pursuant to such awards range from zero to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. The performance-based DSUs, to the extent earned, vest 100% on the fourth anniversary of the grant date.

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2010 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2010	12,298
Granted	300
Vested	(887)
Issuances	(447)
Terminated, cancelled or expired	(93)

Non-vested RSU and DSU balance at December 31, 2010	11,171

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

Under the terms of the RSU and DSU award agreements, shares of common shares are not issued to the participant upon vesting of the RSU or DSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the fifth or seventh anniversary of the date of grant for RSUs and January 5, 2013 for DSUs. Vested RSUs and DSUs are considered outstanding until shares have been issued.

As of December 31, 2010, we had approximately $4 million in unamortized expense related to RSUs and DSUs, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years in additional paid-in capital.

In connection with the Merger, certain Freescale Inc. fully vested options and partially vested RSUs were exchanged for similar cash-settled liability awards. In accordance with ASC Topic 718, we reclassified these previously equity classified awards to accrued liabilities based on their December 1, 2006 market value. The cash-settled liability awards exchanged for Freescale Inc. RSUs will vest through the second anniversary of their original grant date. The aggregate value of these awards was approximately $4 million as of December 31, 2009. During 2010, all remaining awards were settled.

Defined Contribution Plans

We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Under our defined contribution plans, matching contributions totaled $29 million in 2010, $6 million in 2009, and $38 million in 2008.

Incentive Plans

We are parties to an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. In conjunction with this awards program, Freescale Inc. established the Freescale Bonus Plan. Freescale Inc. plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool subject to adjustment at our sole discretion. We recognized expense of $102 million in 2010, $61 million in 2009, and $3 million in 2008 related to this plan.

Pension and Post-retirement Benefit Plans

Effective as of December 31, 2007, we adopted the provisions of ASC Topic 715 that require that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and that changes in the funded status be reflected in comprehensive income. ASC Topic 715 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007. The measurement date for all U.S. and non-U.S. plans was December 31st for 2010 and 2009.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of Freescale Inc.’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and Freescale Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 2,190 non-U.S. employees.

Net periodic benefit cost for pension plans was $10 million, $12 million, and $14 million in 2010, 2009, and 2008, respectively. Our contributions to these plans aggregated $3 million, $5 million, and $12 million in 2010, 2009, and 2008, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Discount rates	3.20%	3.60%
Expected return on plan assets	2.60%	4.20%
Rate of compensation increase	2.80%	2.80%

The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.

The accumulated benefit obligation for all defined benefit plans was $113 million and $106 million at December 31, 2010 and 2009, respectively. The net projected benefit obligation of these plans was $127 million and $113 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, plan assets of approximately $66 million and $61 million, respectively, were principally invested in equity, debt and guaranteed investment securities.

Post-retirement Health Care Benefits

Certain retiree benefits are available to eligible U.S. employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the Distribution Date, Freescale Inc. assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by Freescale Inc. was $118 million, and these benefits were frozen at the Distribution Date. Motorola also apportioned $68 million in plan assets from their benefit trusts related to this obligation; this obligation was paid by Motorola in 2008.

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$1	$1	$1
Interest cost	9	8	9
Net amortization of losses	(1)	(2)	(1)

Post-retirement expense	$9	$7	$9

The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2010 and 2009. Our obligation consists of an accumulated benefit obligation (ABO) and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Benefit obligation:
Beginning of year	$165	$148	$164
Service cost	1	1	1
Interest cost	9	8	9
Actuarial loss (gain)	14	23	(14)
Benefits paid, net	(12)	(15)	(12)

	$177	$165	$148

Benefit payments, which reflect expected future service, are estimated to be $13 million in 2011, $14 million in 2012, $14 million in 2013, $14 million in 2014, $14 million in 2015 and $70 million for the next five years thereafter.

The weighted average assumptions for these retiree medical benefits as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Discount rate	5.25%	5.50%
Assumed health care trend rate for next year	8.06%	9.12%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2011 costs by less than $1 million and increase the benefit obligation at December 31, 2010 by $6 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2011 costs by less than $1 million and decrease the benefit obligation at December 31, 2010 by $5 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2010	December 31, 2009
Benefit obligation	$(177)	$(165)
Fair value of plan assets	—	—

Funded status	(177)	(165)
Fourth quarter contributions	—	—
Unrecognized prior service cost	—	—
Unrecognized net gain	(16)	(31)

(Accrued) benefit cost	$(193)	$(196)

Plan Assets Underlying Pension Plans

The pension plans for certain of our foreign subsidiaries have underlying assets, while pension plans of other foreign subsidiaries are unfunded. Our overall investment strategy with regard to these pension assets is to achieve a wide diversification of asset types, fund strategies and fund managers with resulting future cash flows associated with such investments sufficient to fund anticipated future pension payments. The target allocations for plan assets are 37% equity securities, 35% cash investment and 28% fixed income securities, although the actual plan asset allocations may be within a specified range of these targets. Equity securities primarily include investments in U.S. and international large-cap and mid-cap companies. Cash investments primarily include cash balances and investments in time deposits. Fixed income securities include international government securities, corporate bonds from diversified industries, municipal bonds, and U.S. Treasury securities. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.

The fair values of our pension plan assets at December 31, 2010 by asset category, utilizing the fair value hierarchy discussed in Note 3, are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Common collective trust	$54	$—	$54	$—
Insurance contracts	12	—	12	—

Total Assets	$66	$—	$66	$—

Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2010 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time, and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved. The value of the insurance contracts are considered Level 2.

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

Components of (loss) earnings before income taxes are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Bermuda	$(6)	$(5)	$(27)
United States	(1,313)	463	(8,597)
Foreign	241	44	142

	$(1,078)	$502	$(8,482)

Components of income tax benefit are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Current:
United States	$—	$(3)	$—
Foreign	28	21	60

Total current	28	18	60
Deferred:
United States	$4	$(307)	$(581)
Foreign	(51)	7	(2)

Total deferred	(47)	(300)	(583)
Non-current:
United States	$—	$45	$10
Foreign	(6)	(9)	(30)

Total non-current	(6)	36	(20)

Total benefit for income taxes	$(25)	$(246)	$(543)

In 2010, cash paid for taxes, net of cash refunds, was $14 million. In 2009, cash received from refunds, net of cash paid for taxes, was $3 million, respectively. In 2008, cash paid for taxes, net of cash received for tax refunds, was $11 million.

ASC Topic 740, “Income Taxes” (“ASC Topic 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As we have incurred cumulative losses in the United States, the Company recorded a valuation allowance on substantially all of its U.S. net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets.

During 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year U.S. cumulative loss position, inclusive of the cancellation of debt gain. As aforementioned, a valuation allowance of $560 million was recorded on our U.S. deferred tax assets as of December 31, 2008, so substantially all of the U.S. tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our U.S. deferred tax assets. We had a $270 million non-cash income tax benefit related to the release of a U.S. valuation allowance in connection with a local tax election resulting in income taxes on unremitted earnings of one of our foreign subsidiaries no longer being required.

A reconciliation of the Bermuda statutory tax rate of 0% and the effective income tax is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statutory income tax rate in Bermuda	—%	—%	—%
Taxes on U.S. and foreign (losses) earnings which are different than the Bermuda rate	37	11	34
Valuation allowance on deferred taxes	(40)	(47)	(6)
Research credits	2	(6)	—
Goodwill	—	—	(22)
U.S. benefit (worthless stock)	—	(5)	—
Foreign capital incentive	3	—	—
Other	—	(2)	—

	2%	(49)%	6%

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2020. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $2 million, $5 million, and $27 million for 2010, 2009, and 2008, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2010	December 31, 2009
Tax carryforwards	$685	$450
Depreciation	210	144
Employee benefits	170	148
Accrued interest	61	26
Accrued intercompany expenses	60	—
Inventory	52	98
Capitalized research and development	36	86
Foreign capital incentive	28	—
Sales, bad debt and warranty reserves	28	24
Environmental reserves	15	16
Other capitalized items	15	(146)
Investments	11	10
Deferred revenue	2	5
Other, net	59	36
Undistributed foreign earnings	(438)	(390)
Valuation allowance	(823)	(389)

Net deferred tax assets	$171	$118

We have provided additional deferred taxes for the anticipated repatriation of earnings of our foreign subsidiaries where our management has determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for income taxes has been provided. It is not practicable to reasonably estimate the amount of additional income tax liabilities that may be payable should these earnings be distributed in the future.

Gross deferred tax assets were $1,570 million and $1,200 million at December 31, 2010 and 2009, respectively. Gross deferred tax liabilities were $576 million and $693 million at December 31, 2010 and 2009, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2010	December 31, 2009
Other current assets	$132	$134
Other assets	95	63
Accrued liabilities	(2)	(2)
Other liabilities	(54)	(77)

Net deferred tax assets	$171	$118

At December 31, 2010 and 2009, we had valuation allowances of $740 million and $288 million against certain of our deferred tax assets in the United States, and valuation allowances of $83 million and $101 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more likely than not to be realized. Valuation allowances have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2008, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting U.S. pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.

During 2010, we recorded a net increase to our valuation allowance of $434 million. This net increase consisted of a $452 million increase related to our U.S. valuation allowance, partially offset by an $18 million decrease in our overall foreign valuation allowance. The increase in the U.S. valuation allowance is attributable to an overall increase in U.S. net deferred tax assets, of which $446 million was recorded through deferred tax expense, and a $6 million deferred tax benefit was recorded in other comprehensive income. The decrease in the foreign valuation allowance was a result of recording a $19 million deferred tax benefit offset by $1 million deferred tax expense recorded in other comprehensive income.

At December 31, 2010, we had U.S. federal net operating losses of $818 million, which expire in the years 2016 through 2030; state net operating losses of $441 million, which expire in the years 2011 through 2030; and foreign net operating losses of $90 million, which expire starting in 2013. We had U.S. federal research credits of $222 million, which expire in the years 2011 through 2030; state research credits of $88 million, which expire starting in 2018; and foreign research credits of $5 million, which expire starting in 2027. We also had foreign tax credits of $117 million, which expire in the years 2012 through 2020.

We account for uncertainty in tax positions in accordance with ASC Topic 740, which prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. ASC Topic 740 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

For the years ended December 31, 2010, 2009 and 2008, the total amount of unrecognized tax benefits was as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance as of beginning of year	$207	$203	$194
Tax positions related to the current year:
Additions	10	13	10
Reductions	—	—	—
Tax positions related to prior years:
Additions	3	20	9
Reductions	(1)	(17)	(6)
Foreign currency translation adjustments	(3)	—	1
Settlements	—	—	—
Lapses in statutes of limitations	(6)	(12)	(5)

Balance as of end of year	$210	$207	$203

As of December 31, 2010, 2009 and 2008, unrecognized tax benefits were $210 million, $207 million and $203 million, respectively. The total liability for unrecognized tax benefits at December 31, 2010, 2009 and 2008 is $218 million, $219 million and $214 million, respectively. The amount of tax benefits included in this total liability which, if recognized, would affect our effective tax rate is $66 million, $74 million and $84 million as of December 31, 2010, 2009 and 2008, respectively. The remaining portion of the total liability in each year represents tax benefits that were offset by valuation allowances on our deferred tax assets and would not have an impact to the effective tax rate.

We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2010, we released $4 million of interest and penalties that were accrued in prior years. No net interest and penalties were accrued related to uncertain tax positions during 2009, as accruals offset releases. During 2008, we accrued interest and penalties of $4 million related to uncertain tax positions. As of December 31, 2010, 2009 and 2008, we had accrued interest and penalties of $8 million, $12 million and $12 million, respectively.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our income tax returns for the 2004 through 2009 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material negative impact on our financial condition or results of operations. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2019. Rental expense, net of sublease income, for the years ended December 31, 2010, 2009, and 2008 was $34 million, $33 million, and $34 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2010 are $37 million, $30 million, $26 million, $23 million and $14 million, respectively, and $17 million thereafter. Minimum sublease income on operating leases is approximately $5 million in 2011, $6 million in 2012, $4 million in 2013, $1 million in 2014, $1 million in 2015 and $1 million in 2016. Currently there is no minimum sublease income scheduled beyond 2016.

As of December 31, 2010 and 2009, we had $7 million and $18 million, respectively, in capital lease obligations. We recorded $1 million, $6 million, and $7 million in capital lease obligations in 2010, 2009, and 2008, respectively. Future minimum lease payments under capital leases for each of the three years subsequent to December 31, 2010 are $4 million, $2 million and $1 million, respectively. Currently, there are no capital lease payments scheduled beyond 2013.

Other Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2010, our commitment is $77 million through April 2011.

We have multi-year commitments under various software, service, supply and other contracts requiring payments for each of the five years subsequent to December 31, 2010 of $120 million, $49 million, $37 million, $15 million and $4 million, respectively.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, Freescale Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale Inc. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs, on a discounted basis, as the amount and timing of cash payments are fixed or readily determinable, for the estimated remediation periods, ranging from 7 years to over 50 years. Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of December 31, 2010 and 2009, the undiscounted future cash flows are estimated at $88 million and $109 million, respectively. The expected payments for 2011 through 2015 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $67 million anticipated thereafter. Accruals at December 31, 2010 and 2009 were $41 million (utilizing a discount rate of 5.59%) and $45 million (utilizing a discount rate of 6.5%), respectively, the majority of which are included in other liabilities on the accompanying audited Consolidated Balance Sheets, with related (reversals) charges to operating earnings of $(5) million, less than $1 million, and $(1) million in 2010, 2009, and 2008, respectively. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

Litigation

We are a defendant in various lawsuits, including intellectual property suits noted in this section, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, Freescale Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (BGA) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the administrative law judge issued his determination finding in favor of the respondents and recommended that no injunction barring importation of the respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the administrative law judge’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Circuit Court of Appeals, which issued an opinion upholding the ITC’s final order. Freescale has requested that the Federal Circuit re-hear the appeal before the entire panel of justices. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of December 31, 2010.

Panasonic Corporation is a former Freescale Inc. licensee and paid royalties to Freescale Inc. for use of Freescale Inc. intellectual property under a patent license agreement that expired January 1, 2007. Since the expiration of that license, Panasonic has been operating without a license to Freescale Inc. patents. After protracted license renewal negotiations which were not successful, Freescale Inc. filed several lawsuits against Panasonic and others, each asserting that Panasonic is infringing various Freescale Inc. patents. On March 1, 2010, Freescale Inc. filed one lawsuit in the ITC seeking an exclusion order barring the importation of accused products into the United States, and two lawsuits in the United States District Court for the Western District of Texas (Austin) seeking unspecified monetary damages. On April 1, 2010, Panasonic filed related lawsuits against Freescale Inc. and others, asserting that Freescale Inc. infringes various Panasonic patents. One of these lawsuits filed in the ITC seeks an exclusion order barring the importation of accused products into the United States, and two lawsuits filed in the United States District Court for New Jersey seek unspecified monetary damages. On April 7, 2010, Panasonic filed an additional lawsuit against Freescale Inc. in Tokyo, Japan seeking an injunction prohibiting importation of accused products into Japan. On February 10, 2011 Freescale, Inc. and Panasonic executed a settlement agreement, including a mutual release and cross-license, that terminates and resolves the ITC actions and all related lawsuits as between Freescale, Inc. and Panasonic. As part of the cross-license, Panasonic agreed to pay Freescale, Inc. a license fee for certain patent licenses.

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, and Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved in the ITC matter and other patents owned by Rambus. Rambus seeks unspecified monetary damages, enhanced damages, and injunctive relief. We continue to assess the merits of the ITC complaint and the Northern District of California lawsuit.

The resolution of intellectual property litigation, including those matters described above, may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, require us to make material changes to our products and/or manufacturing processes, require us to cross-license certain of our patents and other intellectual property and/or prohibit us from manufacturing or selling one or more products in certain jurisdictions, which could adversely impact our operating results in future periods. If any of those events were to occur, our business, financial condition and results of operations could be adversely affected.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At December 31, 2010, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At December 31, 2010, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2010, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

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

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our customer relationships, trademarks/tradename and developed technology/purchased license intangible assets. We concluded that our enterprise net book value exceeded its fair value, and that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill in accordance with ASC Topic 350. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets in accordance with ASC Topic 360. As a result of these analyses, we recorded impairment charges of $5,350 million against goodwill (effectively reducing our goodwill balance to zero) and $724 million, $98 million and $809 million against our customer relationship, trademark/tradename and developed technology/purchased license intangible assets, respectively, in our accompanying audited Consolidated Statement of Operations for 2008.

Asset impairment charges of $6 million, $25 million and $88 million have been included in reorganization of businesses, contract settlement, and other in the accompanying audited Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 charges related to our former manufacturing facility in East Kilbride, Scotland. The 2009 charges were related primarily to certain assets classified as held for sale as of December 31, 2009 (or previously classified as held for sale) and in connection with our consolidation of leased facilities. The 2008 charges were attributable primarily to (i) a $59 million charge related to certain idle property, plant and equipment assets, (ii) an $18 million charge related to certain research and development assets and (iii) a $7 million non-cash impairment charge related to our former manufacturing facility located in Tempe, Arizona.

(10) Reorganization of Businesses, Contract Settlement, and Other

We have executed a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. These actions included (i) the winding-down of our cellular handset business, (ii) restructuring our participation in the IBM alliance (a jointly-funded research alliance), (iii) implementing a plan to discontinue our 150mm manufacturing operations at our facilities in East Kilbride, Scotland and the planned closure of such facilities in Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations.

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

Year Ended December 31, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to December 31, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at December 31, 2010
Employee Separation Costs
Supply chain	$181	4	(6)	(22)	$157
Selling, general and administrative	14	2	(2)	(2)	12
Research and development	44	2	(11)	(19)	16

Total	$239	8	(19)	(43)	$185

Related headcount	1,750	70	(170)	(230)	1,420

Exit and Other Costs	$16	5	6	(12)	$15

The $43 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2010. We will make additional payments to these separated employees and the remaining approximately 1,420 employees through the first half of 2012. We reversed $19 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded $8 million in charges related to severance payments associated with the separation of certain employees in management positions, reflecting the culmination of workforce transformation efforts under the Reorganization of Business Program. In addition, we recorded $11 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations.” During 2010, $12 million of these exit costs were paid.

Asset Impairment Charges and Other Disposition Activities

During 2010, we recorded (i) a net benefit of $4 million related primarily to proceeds received in connection with the sale of our former facility in Dunfermline, Scotland which was sold in the fourth quarter of 2010 and (ii) $6 million of non-cash impairment charges related primarily to our manufacturing facility in East Kilbride, Scotland, which is classified as held for sale as of December 31, 2010, and other items.

Other Reorganization of Business Programs

During 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. As of December 31, 2010, we have no remaining severance, relocation or exit cost accruals associated with these programs.

Year Ended December 31, 2009

Reorganization of Business Program

In 2009, we recorded $298 million in net charges for severance costs primarily in connection with our planned closure of our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the gradual wind-down of our cellular handset product offerings. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. These net charges also included $15 million of severance reversals recorded as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. During 2009, we also recorded charges for exit costs of $24 million related primarily to underutilized office space which was vacated in connection with a consolidation of certain research and development activities resulting from our Reorganization of Business Program.

Termination Benefits

We recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan. These charges were related to certain termination benefits and settlement costs in connection with our planned closure of our manufacturing operations in Sendai, Japan in the fourth quarter of 2011 and other previously executed severance actions in Japan. In addition, in connection with our planned closure of our fabrication facility in Toulouse, France in the fourth quarter of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations.

Asset Impairment Charges and Disposition Activities

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with our consolidation of leased facilities. We also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

During 2009, we reversed approximately $4 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

We have management agreements with affiliates or advisors of the Sponsors and other investors in Freescale LP pursuant to which the Sponsors and other investors in Freescale LP or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) will provide management and advisory services to us until the tenth anniversary of the consummation of the Merger. Pursuant to the agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors may receive additional compensation for (i) investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction or (ii) other consulting services provided to the Company by the Advisors and out-of-pocket expenses incurred by the Advisors while providing such consulting services. The management agreements include customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the agreement provides that the Advisors would receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. For the years ended December 31, 2010, 2009, and 2008, we recorded management fees of $17 million, $6 million, and $20 million, respectively, in selling, general and administrative expense.

(12) Supplemental Enterprise-Wide Information

Geographic Region Information

The following geographic region information includes net sales, as measured by each of our subsidiaries from which our products were purchased, as well as assets and property, plant & equipment based on physical location. Net sales by geographic region for the years ended December 31, 2010, 2009, and 2008, as well as assets and property, plant & equipment as of December 31, 2010 and 2009 were as follows:

	Net Sales			Assets		Property, Plant & Equipment
	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

United States	$960	$819	$1,362	$2,074	$2,978	$609	$831
Hong Kong	1,481	1,020	836	334	258	4	5
Switzerland	1,180	810	882	267	174	1	1
Singapore	359	626	1,430	60	101	—	5
Japan	233	185	314	129	161	53	76
Taiwan	—	8	70	6	6	—	—
Germany	—	—	53	61	62	24	28
France	—	—	62	132	197	24	30
United Kingdom	—	—	50	27	46	2	3
Sweden	—	—	5	2	2	—	—
China	—	—	—	440	397	101	101
Malaysia	225	—	—	680	556	263	202
Other nations	20	40	162	57	155	30	33

	$4,458	$3,508	$5,226	$4,269	$5,093	$1,111	$1,315

Product Design Group Revenues

Net sales by product design group for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Microcontroller Solutions	$1,594	$1,114	$1,640
Networking and Multimedia	1,233	929	1,161
RF, Analog and Sensors	1,056	814	1,032
Cellular Products	455	471	1,063
Other	120	180	330

Total Net Sales	$4,458	$3,508	$5,226

Major Customers

Continental Automotive represented 12% and 11% of our total net sales in 2010 and 2009, respectively, and Motorola comprised approximately 10% and 23% of our net sales in 2009 and 2008, respectively. No other end customer represented more than 10% of our total net sales in any of the last three years.

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2010 and 2009:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions (1)	Balance at end of period
As of December 31, 2010:
Allowance for doubtful accounts	$4	$1	$(3)	$2
Product and service warranties	$5	$1	$—	$6
As of December 31, 2009:
Allowance for doubtful accounts	$6	$6	$(8)	$4
Product and service warranties	$6	$1	$(2)	$5
(1) Accrual Usage

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Holdings I. The reporting entity subsequent to the Merger is Holdings I, substantially all of which is owned by Freescale LP.

In connection with the Merger and subsequent debt issuances associated with the Q2 and Q3 2010 Debt Refinancing Transactions, as well as the A&E Arrangement in the first quarter of 2010, we have $4,842 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of December 31, 2010, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by certain of the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of the issue date, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,503	$(8,012)	$4,458
Cost of sales	—	—	4,610	6,170	(8,012)	2,768

Gross margin	—	—	1,357	333	—	1,690
Selling, general and administrative	5	—	657	197	(357)	502
Research and development	—	—	518	264	—	782
Amortization expense for acquired intangible assets	—	—	467	—	—	467
Reorganization of businesses, contract settlement, and other	—	—	9	(9)	—	—

Operating loss	(5)	—	(294)	(119)	357	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(1,048)	(1,047)	(328)	353	1,470	(600)

(Loss) earnings before income taxes	(1,053)	(1,047)	(1,039)	234	1,827	(1,078)
Income tax expense (benefit)	—	—	9	(34)	—	(25)

Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,214	$4,788	$(5,494)	$3,508
Cost of sales	—	—	3,490	4,567	(5,494)	2,563

Gross margin	—	—	724	221	—	945
Selling, general and administrative	5	—	869	193	(568)	499
Research and development	—	—	542	291	—	833
Amortization expense for acquired intangible assets	—	—	486	—	—	486
Reorganization of businesses, contract settlement, and other	—	—	88	257	—	345

Operating loss	(5)	—	(1,261)	(520)	568	(1,218)
Gain on extinguishment or modification of long-term debt, net	—	—	2,296	—	—	2,296
Other income, net	1,526	1,526	229	560	(4,417)	(576)

Earnings before income taxes	1,521	1,526	1,264	40	(3,849)	502
Income tax (benefit) expense	—	—	(254)	8	—	(246)

Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$6,818	$7,074	$(8,666)	$5,226
Cost of sales	—	5	5,191	6,624	(8,666)	3,154

Gross margin	—	(5)	1,627	450	—	2,072
Selling, general and administrative	7	—	835	254	(423)	673
Research and development	—	6	756	378	—	1,140
Amortization expense for acquired intangible assets	—	1	1,041	—	—	1,042
Reorganization of businesses, contract settlement, and other	—	—	(67)	120	—	53
Impairment of goodwill and intangible assets	20	—	6,943	18	—	6,981
Merger expenses	—	—	9	2	—	11

Operating loss	(27)	(12)	(7,890)	(322)	423	(7,828)
Gain on extinguishment or modification of long-term debt, net	—	—	79	—	—	79
Other (expense) income, net	(7,737)	(7,693)	(499)	444	14,752	(733)

(Loss) earnings before income taxes	(7,764)	(7,705)	(8,310)	122	15,175	(8,482)
Income tax expense (benefit)	—	32	(605)	30	—	(543)

Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Shareholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total shareholders’ (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30	$661	$672	$—	$1,363
Inter-company receivable	—	16	501	359	(876)	—
Accounts receivable, net	—	—	120	259		379
Inventory, net	—	—	149	457	—	606
Other current assets	—	34	178	123	—	335

Total current assets	—	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	—	—	831	484	—	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	—
Intangible assets, net	—	—	780	—	—	780
Inter-company note receivable	—	—	241	16	(257)	—
Other assets, net	—	—	195	120	—	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Shareholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$50	$64	$—	$114
Inter-company payable	13	—	544	319	(876)	—
Accounts payable	—	—	154	146	—	300
Accrued liabilities and other	—	—	263	218	—	481

Total current liabilities	13	—	1,011	747	(876)	895
Long-term debt	—	—	7,430	—	—	7,430
Inter-company note payable	11	5	—	241	(257)	—
Other liabilities	(1)	—	348	315	—	662

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total shareholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Shareholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)
Dividends from affiliates	—	—	—	—	—	—
Non-cash adjustments	1,030	94	1,347	206	(1,204)	1,473
Changes in operating assets and liabilities	5	953	(464)	103	(623)	(26)

Cash flow (used for) provided by operating activities	(18)	—	(165)	577	—	394

Cash flows from investing activities:
Capital expenditures, net	—	—	(88)	(193)	—	(281)
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Proceeds from sale of property, plant and equipment	—	—	3	19	—	22
Payments for purchased licenses and other assets	—	—	(19)	(77)	—	(96)
Inter-company loan and capital contributions	—	(168)	174	(122)	116	—

Cash flow (used for) provided by investing activities	—	(134)	71	(373)	116	(320)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,113)	(68)	—	(3,181)
Debt issuance proceeds	—	—	2,880	—	—	2,880
Inter-company loan and capital contributions	18	104	61	(67)	(116)	—
Debt issuance costs and other	—	—	(82)	—	—	(82)

Cash flow provided by (used for) financing activities	18	104	(254)	(135)	(116)	(383)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—		(11)

Net (decrease) increase in cash and cash equivalents	—	(30)	(359)	69	—	(320)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$—	$302	$741	$—	$1,043

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748
Dividends from affiliates		4	762	—	(766)	—
Non-cash adjustments	(1,522)	(734)	(3,133)	732	3,801	(856)
Changes in operating assets and liabilities	—	(791)	1,323	(396)	48	184

Cash flow (used for) provided by operating activities	(1)	5	470	368	(766)	76

Cash flows from investing activities:
Capital expenditures, net	—	—	(26)	(59)	—	(85)
Proceeds from sale of businesses and investments	—	3	5	—	—	8
Sales and purchases of short-term and other investments, net	—	—	(6)	494	—	488
Proceeds from sale of property, plant and equipment	—	—	13	3	—	16
Payments for purchase licenses and other assets	—	—	(21)	(32)	—	(53)
Inter-company loans and capital contributions		—	(233)	(1)	234	—

Cash flow provided by (used for) investing activities	—	3	(268)	405	234	374

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(141)	(35)	—	(176)
Debt issuance proceeds	—	—	184	—	—	184
Dividends to affiliates	—	—	—	(766)	766	—
Inter-company loans and equity financing	1	—	—	233	(234)	—
Other	—	—	1	—	—	1

Cash flow provided by (used for) financing activities	1	—	44	(568)	532	9

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	11	—	4

Net increase in cash and cash equivalents	—	8	239	216	—	463
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$30	$661	$672	$—	$1,363

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2008
	Parent	Guarantor	Freescale	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)
Dividends from affiliates	—	165	10	—	(175)	—
Non-cash adjustments	7,789	(264)	7,467	523	(7,143)	8,372
Changes in operating assets and liabilities	(20)	7,858	240	(74)	(8,032)	(28)

Cash flow provided by operating activities	5	22	12	541	(175)	405

Cash flows from investing activities:
Capital expenditures, net	—	—	(155)	(84)	—	(239)
Acquisitions of strategic investments, net of cash acquired	—	—	(121)	—	—	(121)
Proceeds from sale of businesses and investments	—	—	26	—	—	26
Sales and purchases of short-term and other investments, net	—	—	356	(305)	—	51
Proceeds from sale of property, plant and equipment	—	—	8	280	—	288
Payments for purchased licenses and other assets	—	—	(22)	(42)	—	(64)
Inter-company loans and capital contributions	—	—	(5)	—	5	—

Cash flow provided by (used for) investing activities	—	—	87	(151)	5	(59)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(143)	(7)	—	(150)
Debt issuance proceeds	—	—	460	37	—	497
Dividends to affiliates	—	—	—	(175)	175	—
Inter-company loans and equity financing	—	—	—	5	(5)	—
Other	(5)	—	—	—	—	(5)

Cash flow (used for) provided by financing activities	(5)	—	317	(140)	170	342

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net increase in cash and cash equivalents	—	22	416	256	—	694
Cash and cash equivalents, beginning of period	—	—	6	200	—	206

Cash and cash equivalents, end of period	$—	$22	$422	$456	$—	$900

(15) Quarterly and Other Financial Data (unaudited)

2010 Operating Results	4th	3rd	2nd	1st
Net sales	$1,182	$1,148	$1,108	$1,020
Gross margin	$464	$442	$415	$369
Operating income (loss)	$17	$1	$(18)	$(61)
Net loss	$(102)	$(156)	$(538)	$(257)
2009 Operating Results	4th	3rd	2nd	1st
Net sales	$951	$893	$824	$840
Gross margin	$309	$267	$193	$176
Operating loss	$(261)	$(261)	$(345)	$(351)
Net (loss) earnings	$(114)	$(410)	$(484)	$1,756

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010. During the quarter ending on December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

(b) Management’s Report on Internal Control over Financial Reporting:

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth certain information regarding the directors and executive officers of the Company and Freescale Inc. Our executive officers are employees of Freescale Inc.

Name	Age	Office and Position
Richard M. Beyer	62	Chairman of the Board and Chief Executive Officer
Jim Baillie	60	Vice President, Global Quality
Michel C. Cadieux	53	Senior Vice President, Human Resources
Alan Campbell	52	Senior Vice President and Chief Financial Officer
Thomas Deitrich	44	Senior Vice President and General Manager, Radio Frequency, Analog and Sensor and Cellular Products
Jonathan A. Greenberg	44	Senior Vice President, General Counsel and Secretary
Ken Hansen	58	Vice President and Chief Technology Officer
Randy Hyzak	41	Vice President and Chief Accounting Officer
Brad Johnson	38	Senior Vice President, Strategy and Business Transformation
Reza Kazerounian	53	Senior Vice President and General Manager, Microcontroller Solutions
Rajeeva Lahri	55	Senior Vice President of Global Back-End Operations and Production Planning
Alexander Pepe	49	Senior Vice President of Global Front-End Operations and Procurement
Henri Richard	52	Senior Vice President, Chief Sales and Marketing Officer
David Stasse	40	Vice President and Treasurer
Lisa Su	41	Senior Vice President and General Manager, Networking and Multimedia
Kevin R. Burns	47	Director
Chinh E. Chu	44	Director
Daniel J. Heneghan	55	Director
Thomas H. Lister	46	Director
John W. Marren	47	Director
Paul C. Schorr, IV	43	Director
Peter Smitham	68	Director
Gregory L. Summe	54	Director
Claudius E. Watts IV	49	Director

Richard M. Beyer is our Chairman of the board of directors and Chief Executive Officer and has served in these roles since March 2008. From May 2002 to March 2008, Mr. Beyer was Chief Executive Officer and director of Intersil Corporation, a world leader in the design and manufacture of high performance analog solutions. Mr. Beyer joined Intersil when it acquired Elantec Semiconductor, Inc., a provider of analog integrated circuits, where he was president, chief executive officer and director. Prior to joining Elantec, Mr. Beyer served as president, chief executive officer and director of FVC.com, a video technology solutions provider. Prior to that, he served as president, chief operating officer and director of VLSI Technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips. Before VLSI, he was executive vice president and chief operating officer of National Semiconductor Corporation, a semiconductor manufacturer, and president of National Semiconductor’s Communications and Computing Group. Before joining National Semiconductor, Mr. Beyer served in a number of senior management positions in the telecommunications and computer industries. Mr. Beyer served on the board of directors of Credence Systems Corporation from September 2003 to March 2008.

Mr. Beyer was selected to serve as the Chairman of the board of directors because of his role as our Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management expertise at public companies and because such appointment is required by his employment agreement.

Jim Baillie is our Vice President, Global Quality and has served in this role since October 2009. Prior to that, from February 2007 to September 2009, Mr. Baillie served as Vice President of Quality and Reliability at Intersil Corporation, a world leader in the design and manufacture of high performance analog solutions. Prior to Intersil, from January 2006 to February 2007, Mr. Baillie served as Director of Quality for Motorola ECC, the embedded computing division of the telecommunications company, in Tempe, Arizona. Prior to that, from January 1994 to July 2005, Mr. Baillie spent 12 years at Motorola Semiconductor Products Sector and Freescale Inc., holding positions such as Director of Phoenix Quality Operations and Director of Field Quality Engineering.

Michel C. Cadieux is our Senior Vice President of Human Resources and Security and has held this position since August 2008. From December 2006 to June 2008, Mr. Cadieux served as senior vice president, Human Resources and chief talent officer for Advanced Micro Devices (AMD), a semiconductor design innovator. Prior to his role at AMD, he served in a number of senior executive and human resources roles, including Senior Vice President, Corporate Services and Vice President, Human Resources, at ATI Technologies, Inc., a manufacturer of semiconductors and semiconductor equipment, from September 2000 to December 2006.

Alan Campbell is our Senior Vice President and Chief Financial Officer and has served in this role since May 2004. Mr. Campbell served as Senior Vice President and Director of Finance of the SPS (semiconductors product sector) division of Motorola, Inc. from February 2003 to May 2004. From May 2001 to February 2003, he served as Corporate Vice President and Director of Finance of the SPS division. From October 2000 to May 2001, he served as Vice President and Director of Finance of the SPS division. Prior to that, he served as Vice President and Director of Finance of the SPS division’s Technology and Manufacturing Group.

Thomas Deitrich is our Senior Vice President and General Manager, Radio Frequency, Analog, and Sensor. In addition, Mr. Deitrich also manages the Cellular Products Group. Mr. Deitrich has served in this dual role since April 2009. From October 2007 to April 2009, Mr. Deitrich managed the Cellular Products Group and from September 2006 to October 2007, he was the division general manager for the Cellular Division. Prior to joining Freescale, Mr. Deitrich served as Senior Vice President, ODM, Design, and Vertical Integration at Flextronics International, Inc., an electronics manufacturing services provider, from October 2003 to September 2006, and Senior Vice President, American Standards, Product Business Group at Sony Ericsson, a global mobile phone manufacturer, from October 2001 to September 2003.

Jonathan A. Greenberg is our Senior Vice President, General Counsel and Secretary and has served in this role since June 2010. From April 2008 to June 2010, Mr. Greenberg served as senior vice president, general counsel and secretary at Spirit AeroSystems, a leading aerospace technology supplier. From January 2008 to April 2008, Mr. Greenberg was a consultant to United Industrial Corporation, an aerospace and defense technology conglomerate. From September 2004 to December 2007, he served as vice president, general counsel and chief ethics and compliance officer for United Industrial Corporation. His in-house legal experience also includes serving as general counsel and senior corporate counsel at two Washington, D.C. area technology companies. Prior to embarking on his in-house legal career, Mr. Greenberg practiced law for nine years, including five years at a major Wall Street firm and a boutique Manhattan law firm, followed by four years at the Washington, D.C. offices of Holland & Knight, LLP, where he was elected partner in 2000.

Ken Hansen is our Senior Fellow, Vice President and Chief Technology Officer and has served in this role since August 2009. Prior to becoming CTO, from November 2007 to August 2009, Mr. Hansen was senior fellow and vice president in the chief development office where he focused on improving design efficiency and reducing product cost across all the Freescale businesses. Previously, from July 2003 to November 2007, he held several senior technology and management positions at Freescale and Motorola leading research and development teams. Mr. Hansen is a Senior Member of the IEEE, the Institute of Electrical and Electronics Engineers, a professional association dedicated to advancing technological innovation, and holds 12 U.S. patents.

Randy Hyzak is our Vice President and Chief Accounting Officer and has held this position since February 2009. From February 2005 to January 2009, Mr. Hyzak served in various other capacities at Freescale, including as our Corporate Controller. Prior to joining us in February 2005, Mr. Hyzak was a senior manager with the public accounting firm Ernst & Young LLP where he primarily served large global Fortune 500 clients during his eleven years with the firm.

Brad Johnson is our Senior Vice President, Strategy and Business Transformation. Prior to joining us in February 2011, Mr. Johnson held various positions, most recently as a principal, at McKinsey & Company, Inc. from 2005 to 2011, where he was a leader of the firm’s global high technology practice and semiconductor interest group and focused functionally on strategy, corporate finance and mergers and acquisitions.

Reza Kazerounian is our Senior Vice President and General Manager, Microcontroller Solutions and has held this position since May 2009. From September 2005 to March 2009, Dr. Kazerounian served as president and CEO of STMicroelectronics Inc. Americas, a manufacturer of semiconductor integrated circuits. From August 2003 to September 2005, Dr. Kazerounian also served as the group vice president and division manager of STMicroelectronics’ smart card and programmable systems memory divisions. Prior to joining STMicroelectronics, he was chief operating officer with WaferScale Integration, Inc., a leader in Programmable System Devices, where he was responsible for all operations, engineering and product development. WaferScale was acquired by STMicroelectronics in September 2000.

Rajeeva Lahri is our Senior Vice President of Global Back-End Operations and Production Planning and has served in this role since July 2010. From July 2007 to June 2010, Dr. Lahri served as the chief executive officer of Signet Solar Inc Develop, a developer and manufacturer of large area thin film silicon PV modules. From May 2002 to July 2007, Dr. Lahri served as the chief technology officer and executive vice president of worldwide operations at Intersil Corporation, a leading manufacturer of high performance analog semiconductors. Prior to that, Dr. Lahri served as senior vice president of technology and operations at Elantec Semiconductor, Inc., a provider of analog integrated circuits, which was acquired by Intersil, deputy chief technology officer of Philips Semiconductors (now NXP Semiconductors) and senior vice president of corporate technology for VLSI technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips, which was acquired by Philips. He has also held various management and technical positions at National Semiconductor Corporation, a semiconductor manufacturer, and Hewlett Packard, a technology company specializing in printing, personal computing, software, services and IT infrastructure.

Alexander Pepe is our Senior Vice President of Global Front-End Operations and Procurement and has held this position since July 2010 and has served in various other positions at Freescale. Prior to joining Freescale in 2003, Mr. Pepe held a variety of positions at Motorola. As previously disclosed, Mr. Pepe has entered into a separation and release agreement with us under which he has chosen to resign effective as of April 8, 2011.

Henri Richard is our Senior Vice President, Chief Sales and Marketing Officer and has served in this role since joining us in September 2007. Prior to joining us, Mr. Richard was Executive Vice President and Chief Sales and Marketing Officer at Advanced Micro Devices (AMD), a semiconductor design innovator. He joined AMD in 2002 as Group Vice President of Worldwide Sales. Previously, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies.

David Stasse is our Vice President and Treasurer and has held this position since August 2008. From August 2006 to August 2008, Mr. Stasse served as Assistant Treasurer. Prior to joining us, Mr. Stasse was an independent consultant from March 2006 to July 2006 and he was First Vice President at MBNA Corporation, a financial services provider, from May 2005 to February 2006. From March 2004 to May 2005, he was Treasury Manager at SPX Corp., a provider of products and services for multiple industries including food and beverage, transportation, automotive, power generation and distribution, gas and oil production, manufacturing, pharmaceutical and biotechnology, and from July 1998 to February 2004, Mr. Stasse served in various finance positions at Honeywell International, an inventor and manufacturer of technologies addressing global macrotrends challenges such as safety, security and energy.

Lisa Su is our Senior Vice President and General Manager, Networking and Multimedia Group and has served in this role since September 2008. Dr. Su also served as our Chief Technology Officer from June 2007 to August 2009. Dr. Su came to Freescale Inc. from IBM, a technology and consulting firm, where she served from 1995 until June 2007 in various capacities including Vice President of Semiconductor Research and Development, Vice President of Technology Development and Alliances and Director of Emerging Products.

Kevin R. Burns has served as a member of our board of directors since July 2008. Mr. Burns is a member of our Audit and Legal Committee. Mr. Burns has been a Partner in the Operations Group of TPG Capital, a private equity investment firm, since 2003. In March 2008 he became the Partner in Charge of TPG’s Manufacturing/Industry Sector. Prior to joining TPG, he served as Executive Vice President and Chief Materials Officer of Solectron Corporation, an electronics manufacturing services provider. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, he was a consultant at McKinsey & Company, Inc. and spent 3 years at the General Electric Corporation in various operating roles. Mr. Burns received a B.S. in Mechanical and Metallurgical Engineering (cum laude) from The University of Connecticut and received an MBA from the Wharton School of Business. He currently serves as Chairman of the board of directors of Isola Group and serves on the boards of directors of Armstrong World Industries, Graphic Packaging Holding Co. and American Tire Distributors.

Mr. Burns was selected to serve as a director in light of his affiliation with TPG Capital, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.

Chinh E. Chu joined our board of directors in February 2011. Mr. Chu is also a member of our Audit and Legal Committee. Mr. Chu has been a Senior Managing Director in the Private Equity Group at The Blackstone Group, a private equity firm since 1990. Mr. Chu received a B.S. in Finance from the University of Buffalo, where he graduated summa cum laude. He currently serves as a director of Alliant Insurance Services, Inc., BankUnited, BayView Financial Holdings, L.P., Healthmarkets, Inc., DJO Incorporated, Catalent Pharma Solutions, Inc., SunGard Data Systems Inc., and Graham Packaging Company Inc. and previously served on the board of directors of Celanese Corporation.

Mr. Chu was selected to serve as a director in light of his affiliation with The Blackstone Group, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.

Daniel J. Heneghan has served as a member of our board of directors since July 2010. Mr. Heneghan is Chairman of our Audit and Legal Committee and a member of our Finance Committee. Mr. Heneghan brings more than 25 years of experience in financial and executive positions in semiconductor and high tech industries to the board of directors. Mr. Heneghan has been an independent consultant since 2005 advising technology companies and serving on multiple boards of directors. From 1999 to 2005, Mr. Heneghan served as Vice President and Chief Financial Officer at Intersil Corporation, a world leader in the design and manufacture of high performance analog solutions. Prior to that, Mr. Heneghan was Vice President and Controller of the Semiconductor Business at Harris Corporation, an international communications and information technology company. Prior to that, Mr. Heneghan was Vice President and General Manager of the Digital Products Division at Harris. Mr. Heneghan also served at various times as Division Controller of the Semiconductor Business, Director of Planning and Director of Finance at Harris. He also serves on the boards of directors of Pixelworks, Inc., Micrel, Inc. and NTELOS Holdings Corp.

Mr. Heneghan brings to our board of directors experience gained from holding senior leadership and board positions with publicly traded companies in the semiconductor industry. His experience as Chief Financial Officer of Intersil Corporation and service on the audit committees of the three other public companies has given him financial expertise to serve as one of our Audit and Legal Committee financial experts and provides experience that is particularly valuable to his service on the Audit and Legal Committee. He has also gained experience in risk management through these leadership positions, which is an important function of the Audit and Legal Committee and the board of directors.

Thomas H. Lister became a member of our board of directors in December 2006. Mr. Lister is Chairman of our Finance Committee and a member of our Audit and Legal Committee. Mr. Lister is Co-Managing Partner of the private equity firm Permira and previously served as head of Permira’s North American business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co., a private equity firm, where he spent 13 years focused on investments in technology, media and telecom and healthcare. Mr. Lister serves on the Board and Audit Committees of Permira Holdings Limited and the Advisory Committee of Legico, a debt investment fund advised by the Permira Funds. He has previously served on the Board of Directors and Audit Committees of Aearo Technologies, 24 Hour Fitness, IMG Worldwide and Community Health Systems. Mr. Lister earned a chemistry and political science degree from Duke University where he was elected Phi Beta Kappa. Mr. Lister received an MBA from Harvard Business school where he was a Baker Scholar and Loeb Fellow in Finance.

Mr. Lister was selected to serve as a director in light of his affiliation with Permira, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.

John W. Marren became a member of our board of directors in June 2007. Mr. Marren is a member of our Compensation and Leadership Committee and our Finance Committee. Mr. Marren joined the private equity firm TPG Capital in 2000 as a Partner and leads TPG’s technology team. Prior to that, Mr. Marren was a Managing Director at the financial services firm Morgan Stanley, most recently as head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at the investment bank Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips (now part of NXP Semiconductors), and Vitesse Semiconductor Corporation. Mr. Marren is currently the Chairman of the board of directors of MEMC Electronic Materials, Inc. and serves on the board of directors of SunGard Data Systems Inc., Aptina Imaging, and Avaya Inc. Mr. Marren previously served on the boards of directors of Conexant Systems, Inc. from 2004 to 2008 and ON Semiconductor Corporation from 2000 to 2008.

Mr. Marren was selected to serve as a director in light of his affiliation with TPG Capital, his financial expertise and his background in the semiconductor industry, as well as his significant experience in working with companies controlled by private equity sponsors.

Paul C. Schorr, IV became a member of our board of directors in December 2006. Mr. Schorr is a member of our Compensation and Leadership Committee and our Finance Committee. Mr. Schorr is currently a senior advisor to the private equity firm The Blackstone Group and Chairman and Founding Managing Partner of Augusta Columbia Capital Group. From 2005 until January 2011, Mr. Schorr was a Senior Managing Director of The Blackstone Group, where he principally concentrated on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of the private equity firm Citigroup Venture Capital in New York where he was responsible for the firm’s technology/ telecommunications practice. Mr. Schorr was instrumental in such transactions as Fairchild Semiconductor International, Inc., ChipPAC Inc., Intersil Corporation, AMI Semiconductor, Inc., Worldspan, L.P. and NTelos, Inc. He was with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. He is Chairman of the board of directors of Travelport Limited and is a member of the board of directors of Orbitz Worldwide, UniFi and Intelenet Global Services. Mr. Schorr is also a member of the board of directors of Jazz at Lincoln Center and a trustee of the Whitney Museum of American Art. Mr. Schorr served on the board of directors of AMI Semiconductor, Inc. from 2000 to 2008.

Mr. Schorr was selected to serve as a director in light of his affiliation with The Blackstone Group and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.

Peter Smitham became a member of our board of directors in June 2007. Mr. Smitham is Chairman of our Compensation and Leadership Committee. Mr. Smitham retired from his position as a Partner of the private equity firm Permira on December 31, 2009, but he remains a member of Permira Advisers LLP, which he joined in 1985, the year the London office was founded. Mr. Smitham was the Managing Partner of the London office from 1994 until 1998 and led Permira’s European business from 1996 until 2000. He has worked on numerous transactions focusing on electronics and turnarounds, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group and Technology plc. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.

Mr. Smitham was selected to serve as a director in light of his affiliation with Permira and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.

Gregory L. Summe has served as a member of our board of directors since September 2010. Mr. Summe is a member of our Compensation and Leadership Committee. Mr. Summe is a Managing Director and Vice Chairman of Global Buyout at The Carlyle Group, a private equity firm, and a member of Carlyle’s Operating Committee. Prior to joining Carlyle in 2009, he was the Chairman and CEO of PerkinElmer, Inc., a designer, manufacturer and deliverer of advanced technology solutions addressing health and safety concerns, a company he led for eleven years from 1998 to 2009. He joined PerkinElmer in January 1998 in the role of President and

Chief Operating Officer and in 1999 was elected Chief Executive Officer and Chairman of the Board. He also served as a Senior Advisor to Goldman Sachs Capital Partners, a leader in private corporate equity investing, from 2008 to 2009. Prior to joining PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, an inventor and manufacturer of technologies addressing global macrotrends challenges such as safety, security, and energy, serving as the President of General Aviation Avionics, President of the Aerospace Engines Group and President of the Automotive Products Group. Before joining AlliedSignal, he was the General Manager of Commercial Motors at General Electric and was a Partner with the consulting firm of McKinsey & Company, Inc. Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is also in the Engineering Hall of Distinction at the University of Kentucky. Mr. Summe currently sits on the board of directors of Automatic Data Processing Inc., the State Street Corporation and Veyance Inc.

Mr. Summe was selected to serve as a director in light of his affiliation with The Carlyle Group and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.

Claudius E. Watts IV became a member of our board of directors in December 2006. Mr. Watts is a member of our Audit and Legal Committee and our Finance Committee. Mr. Watts is currently a Managing Director with The Carlyle Group, a private equity firm. Mr. Watts is the head of Carlyle’s Technology Buyout Group and focuses on buyouts and growth equity investments in large companies providing semiconductors, electronic systems, software, and software enabled services. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the mergers and acquisitions group of First Union Securities, Inc. (now Wells Fargo Securities) from May 1998 to April 2000, where he led the firm’s defense, aerospace and technical services mergers and acquisitions efforts. Mr. Watts joined First Union in conjunction with First Union’s 1998 acquisition of Bowles Hollowell Conner & Co., an investment banking firm, where Mr. Watts was a principal and had been employed since June 1994. Prior to attending graduate school, Mr. Watts was a fighter pilot in the United States Air Force. Mr. Watts earned a B.S. in electrical engineering from The Citadel in Charleston, South Carolina and an M.B.A. from The Harvard Graduate School of Business Administration. Mr. Watts currently sits on the board of directors of CommScope, Inc., SS&C Technologies, Inc., Open Solutions, Inc., OpenLink Financial, Inc. and CPU Technology, Inc.

Mr. Watts was selected to serve as a director in light of his affiliation with The Carlyle Group and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.

Board Composition

Our board of directors, consists of ten directors: Mr. Beyer as the Chairman, Mr. Heneghan and two representatives of each of the four Sponsors. Our Sponsors are parties to agreements by which their representatives have been elected to serve on our board of directors. Because of their affiliations with our Sponsors and us, none of our directors are “independent,” except for Mr. Heneghan.

Our board of directors has assigned certain of its responsibilities to permanent committees consisting of board members appointed by it, including the Audit and Legal Committee, the Finance Committee and the Compensation and Leadership Committee.

Audit and Legal Committee

Our Audit and Legal Committee currently consists of Messrs. Heneghan, Burns, Chu, Lister and Watts. Except for Mr. Heneghan, the members are not independent because of their affiliations with our Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the Audit and Legal Committee has ultimate authority and direct responsibility to appoint, compensate, retain, oversee, evaluate and, where appropriate, replace the independent auditors. In addition, the Audit and Legal Committee reviews performance and independence of the independent auditors and also oversees internal audit activities and legal matters including intellectual property litigation. The Audit and Legal Committee meets as often as it deems necessary to fulfill its responsibilities.

Our Audit and Legal Committee reviews our annual audited financial statements and quarterly unaudited financial statements and certain other public disclosures prior to publication. The Audit and Legal Committee meets periodically with senior management to discuss risk assessment and risk management policies.

Finance Committee

Our Finance Committee currently consists of Messrs. Lister, Heneghan, Marren, Schorr and Watts. Except for Mr. Heneghan, the members are not independent because of their affiliations with our Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the Finance Committee makes recommendations to the board about the financial policies of the Company and the nature and structure of major strategic financial commitments. The Finance Committee meets as often as it determines necessary.

Compensation and Leadership Committee

Our Compensation and Leadership Committee currently consists of Messrs. Smitham, Marren, Schorr and Summe. The members are not independent because of their affiliations with our Sponsors. Pursuant to its charter and the authority delegated to it by our board of directors, the Compensation and Leadership Committee is responsible for overseeing our compensation and employee benefit plans and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full board of directors the compensation of our Chief Executive Officer, and for overseeing all compensation programs involving the issuance of our equity securities. The Compensation and Leadership Committee meets as often as it determines necessary, but not less than four times a year.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. The Code of Business Conduct and Ethics is available on our website. We intend to disclose on our website any amendments to or waivers of this Code of Business Conduct and Ethics.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve, or in the past fiscal year have served, as a member of the board of directors or compensation committee of any other entity that has executive officers who have served on our board of directors or Compensation and Leadership Committee.

Item 11:	Executive Compensation

Executive Summary

All of our executive officers are employees of Freescale Inc. Compensation and related matters are reviewed and approved by the Compensation and Leadership Committee of Holdings I and the Compensation and Leadership Committee of Freescale Inc., which we refer to collectively as the Compensation Committee. The Compensation Committee of Holdings I and Freescale Inc. consist of the same members.

Matters reviewed and approved by the Compensation Committee include:

•	Our compensation philosophy;

•

Base salary and bonus targets for the direct reports to our Chief Executive Officer, including our Named Executive Officers (the Compensation Committee reviews and recommends the Chief Executive Officer’s base salary and bonus target to the board of directors);

•	Total target cash, which includes base salary and short-term cash incentive awards;

•	Long-term incentive awards; and

•

Employment agreements and executive perquisites, as applicable, for the direct reports to our Chief Executive Officer, including our Named Executive Officers (other than our Chief Executive Officer whose compensation matters are reviewed and approved by the non-management members of the board of directors).

The non-management members of the board of directors have the sole authority to authorize and approve all elements of compensation paid to our Chief Executive Officer.

We believe that our senior management capabilities and leadership are significant factors in our long-term success. Therefore, a principal objective of the Compensation Committee and our compensation programs is to attract, motivate and retain the most competent and skilled executives within the semiconductor industry. The principal elements of total compensation paid to the Chief Executive Officer, Chief Financial Officer, and the three highest paid individuals who were executive officers in 2010 (collectively called the Named Executive Officers), include:

•	competitive base salary;

•	at risk short-term cash incentives; and

•	long-term incentives.

Base salaries are determined and evaluated annually, relative to the composite market data for similar positions and roles within our peer group (described below), as well as salary relative to internal comparable positions, and individual performance and contribution to Freescale. The Compensation Committee has the authority to approve an adjustment to an executive’s base salary, other than the Chief Executive Officer’s, if warranted, during this annual review or upon special circumstances such as a promotion, a change in duties or for other reasons.

Short-term cash incentive awards are granted under the Freescale 2008 Incentive Performance Plan (“Incentive Performance Plan”), which is designed to align and reward individual and company performance in areas deemed critical to our success. Short-term cash incentive awards have a measurement period up to one year and are a key element of our pay for performance philosophy. Short-term cash incentive targets are established within the context of the Incentive Performance Plan, commensurate with competitive targets for similar positions and roles within our peer group (described below), taking into account the target relative to internal comparable positions, and individual performance and contribution to Freescale.

Long-term incentive awards are designed to align and recognize individual and company performance in creating long-term shareholder value and align the focus and execution of executives with our long-term success. We have granted long-term incentive awards to our executives under the Freescale Holdings 2006 Management Incentive Plan (“MIP”) and the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“EIP”). Long-term incentive awards include options to purchase our common shares restricted stock unit awards (including deferred stock unit awards) payable in our common shares and restricted cash awards. While we also have granted Class B limited partnership interests in Freescale LP under the Freescale LP 2006 Interest Plan (“Interest Plan”), no Class B interests were held by any of our Named Executive Officers or other employees during 2010.

In addition to the above principal elements of total compensation, our Named Executive Officers are entitled to certain additional benefits, including (i) retirement benefits under the Freescale 401(k) Retirement Savings Plan (“401(k) Plan”); (ii) payment of benefits upon certain termination and change in control events, as provided under the employment agreements described in further detail below; and (iii) perquisites described in further detail below in the section entitled “—Benefits and Perquisites.”

Our Named Executive Officers for 2010 are Richard M. Beyer (our Chief Executive Officer), Alan Campbell (our Chief Financial Officer), Jonathan Greenberg, Dr. Reza Kazerounian and Henri Richard.

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

Compensation Philosophy

The Compensation Committee believes that well-designed compensation programs are critical to attracting and retaining the right people, can significantly impact behaviors and create a successful company.

Guiding Principles

In accordance with this philosophy, the Compensation Committee is guided by the following principles in structuring and administering compensation programs:

•	align the interests of management with the long-term interests of shareholders, without encouraging excessive or inappropriate risk taking;

•	design programs that are fiscally sound in a way that maximizes the value to participants and shareholders;

•	be equitable, reasonable and market oriented in comparison to similar positions in comparable corporations;

•	motivate and reward management to maximize enterprise value and performance while focusing on targeted short- and long-term objectives;

•	incorporate an increasing proportion of variable and at-risk compensation as levels of responsibility and the ability to affect results increase;

•	provide increased long-term compensation in comparison to short-term compensation as levels of responsibility increase;

•

align compensation with our pay-for-performance philosophy and recognize individual contribution through application of specific performance criteria that, to the maximum extent possible, are quantifiable; and

•	provide increased rewards for outstanding performance.

Compensation Consultant and Peer Group Comparability

Management, in coordination with the Compensation Committee, has engaged an outside consulting firm, Radford, an AON Hewitt Company, to provide market data, benchmarking and other compensation-related information used to prepare management’s compensation proposals to the Compensation Committee. The Compensation Committee uses the information provided by Radford to review and analyze the Named Executive Officers’ compensation and considers information and advice provided by Radford to establish the compensation of our other executives in accordance with our compensation philosophy.

The Compensation Committee uses market data of companies from our peer group as one of the factors in determining base salary, total target cash and total compensation for the direct reports to our Chief Executive Officer, including Named Executive Officers (as well as for recommending to the board of directors the compensation for our Chief Executive Officer). The Compensation Committee evaluates our peer group annually, and modifies the peer group as appropriate, considering the following factors: location, industry (focus on semiconductors and technology), size (generally defined as a factor of total revenue), comparability of labor markets and product offerings, and research and development investment.

The peer group for 2010 consisted of:

Advanced Micro Devices	Linear Technology Corporation	National Semiconductor Corporation

Altera Corporation	LSI Corporation	NVIDIA Corporation

Analog Devices, Inc.	Marvell Technology Group	On Semiconductor

Applied Materials, Inc.	Maxim Integrated Products, Inc.	QUALCOMM, Inc.

Broadcom Corporation	Microchip Technology, Inc.	Texas Instruments, Inc.

Fairchild Semiconductor, Inc.	Micron Technology, Inc.	Xilinx, Inc.

Applying Our Compensation Philosophy

The Compensation Committee annually reviews base salary, total target cash (consisting of base salary and short-term cash incentive awards) and long-term incentive awards for the direct reports to our Chief Executive Officer, including Named Executive Officers, and our Chief Executive Officer. However, the Compensation Committee may also review and adjust base salary, total target cash and long-term incentives at any time for special events such as promotion, change in duties or for other reasons. Each element of compensation is considered individually and collectively in relation to the composite market data from our peer group, relation to internal comparable positions, individual performance and contribution to Freescale. Our programs are designed to reward executive officers who consistently demonstrate a commitment and ability to deliver the results expected of our winning culture, and when Freescale achieves defined performance objectives.

The Compensation Committee regularly meets with our Chief Executive Officer, Senior Vice President of Human Resources and other members of management to review, discuss and approve compensation matters. Annually, the Chief Executive Officer reviews each of his direct reports’ individual performance and also reviews with the Compensation Committee their base salary, total target cash and long-term incentive awards. The Compensation Committee reviews the recommendations made by the Chief Executive Officer along with the performance of each direct report and market data from our peer group to determine if any changes to compensation are warranted. The Compensation Committee has the authority through its charter to review and approve the compensation of the direct reports to the Chief Executive Officer, including Named Executive Officers, other than the Chief Executive Officer. The Compensation Committee also reviews the performance of the Chief Executive Officer and annually recommends to our board of directors any adjustments to the Chief Executive Officer’s base salary, total target cash and long-term incentive awards. The non-management members of our board of directors are responsible for authorizing and approving the Chief Executive Officer’s compensation.

Elements of Compensation

Total Target Cash

Total target cash consists of base salary and short-term cash incentive awards, and is a key element of our compensation programs. With respect to long-term incentive awards, which are not part of total target cash, our strategy includes the use of a multi-year lump sum grant instead of on-going annual grants because we have not had publicly traded equity since 2006. This design feature is important when evaluating our total target cash against total annual compensation for a given year. Annual total target cash compensation for the direct reports to our Chief Executive Officer averages between 20% and 30% of total compensation over a three- or four-year period, when comparing annual cash compensation and long-term incentive awards. The percentage of total target cash compensation in comparison to total compensation will fluctuate in a single year depending upon the timing of a multi-year lump sum grant.

Base Salary

The Compensation Committee may adjust an executive’s base salary, other than the Chief Executive Officer, if warranted, during its annual review or upon special events such as promotion, change in duties or for other reasons. At the first meeting in 2010, the Compensation Committee reviewed base salaries for the direct reports of our Chief Executive Officer, including the Named Executive Officers, and after considering each Named Executive Officer’s base salary in comparison to the composite market data, relative to internal comparable positions, and individual performance and contribution, the Compensation Committee, and our board of directors as required, determined not to adjust base salaries for 2010. The Compensation Committee also approved the base salary of Jonathan Greenberg the Named Executive Officer hired during 2010. The approved base salaries are listed below. Minimum base salary amounts are set forth in each Named Executive Officer’s employment agreement.

Name	2010 Base Salary ($)
Richard M. Beyer	1,100,000
Alan Campbell	545,000
Jonathan Greenberg	395,000
Reza Kazerounian	525,000
Henri Richard	600,000

Short-Term Cash Incentive Compensation

Short-term cash incentive awards are granted under the Incentive Performance Plan, which is designed to align corporate, organizational and business development goals and results, as well as promote the achievement of short-term financial and other business objectives. Our short-term cash incentive awards are also designed to reward the individual job performance of employees against their established performance objectives. Short-term cash incentive awards are designed for a measurement period of up to one year, and are based on both corporate performance, measured against pre-established performance objectives, and individual job performance.

Bonus Plans

Bonus plans may be based on measures such as cash flow, revenue, EBITDA, gross margin, customer satisfaction, design wins and quality, among others, which can vary from period to period. Payments are calculated based on measurable pre-established performance objectives, subject to approval by the Compensation Committee. Actual bonus payments made to the direct reports of our Chief Executive Officer, including the Named Executive Officers, are determined by the Compensation Committee (except for the Chief Executive Officer whose bonus payments are determined by the board of directors).

During 2010, there were two bonus plans for our employees, including Named Executive Officers, the 2010 Freescale First Half Bonus Plan and the 2010 Freescale Second Half Bonus Plan.

2010 First Half Bonus Plan and 2010 Second Half Bonus Plan

Under the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan, individual bonus targets varied by Named Executive Officer and were based on composite market data from our peer group, total cash compensation among similar positions and roles at companies in our peer group, bonus target relative to internal comparable positions and contributions to Freescale. The individual bonus targets for Named Executive Officers under the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan are set forth in the 2010 Grants of Plan-Based Awards Table in column (d), and represent no changes from 2009 Bonus Targets, except for the Named Executive Officers hired during 2010.

The 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan consisted of business performance factors and an individual performance factor. The business performance factors were calculated based on performance against pre-established performance objectives for each half-year plan. The individual performance factor was established for each employee based upon an evaluation of an individual’s contribution to Freescale and may range from zero to two. Funding of the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan was contingent upon the achievement of a minimum EBITDA threshold. The formula for individual bonus plan payments under the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan was:

Bonus Target X Business Performance Factor X Individual Performance Factor = Bonus Payment

For the 2010 First Half Bonus Plan, the pre-established performance objectives were as follows:

2010 First Half EBITDA	40%

2010 First Half Revenue	40%

2010 First Half Quality PPM (defective parts per million)	10%

2010 First Half Customer Quality Incident Cycle-time	10%

Under the 2010 First Half Bonus Plan, if the minimum EBITDA threshold of 90% of the pre-established performance objective was not met, no amounts would have been paid. If the pre-established performance objectives were achieved the resulting business performance factor would be 1.00.

The Compensation Committee believes EBITDA and revenue to be good measures of company performance and profitability. For purposes of calculating the 2010 First Half Bonus Plan EBITDA, the Compensation Committee, after consultation with the Chief Executive Officer, established an EBITDA performance objective excluding the effects of purchase accounting and other items. We believe this performance objective represents the underlying performance of the company and is a more appropriate financial metric for purposes of our short-term cash incentive compensation. The targets are set to be aggressive, but achievable, and represent an increase over prior period achievement to incentivize employees to support our future growth objectives.

In July 2010, the Compensation Committee evaluated our First Half 2010 achievement against performance objectives established under the 2010 First Half Bonus Plan, and determined (i) the 2010 First Half EBITDA result exceeded the performance objective, (ii) the 2010 First Half Revenue result exceeded the performance objective, and (iii) the 2010 First Half Quality result was just below the performance objective, for a combined business performance factor of 1.42. As a result of the challenging macro-economic environment and our ability to fund the bonus pool, the Compensation Committee exercised its discretion to reduce the calculated bonus payments by 50%. Individual bonus payments for the Chief Executive Officer’s direct reports, including Named Executive Officers, were further adjusted by an individual performance factor. The resulting bonus payments, approved by the Compensation Committee (and board of directors for the Chief Executive Officer), are included in column (g) of the 2010 Summary Compensation Table.

For the 2010 Second Half Bonus Plan, the pre-established performance objectives were:

2010 Second Half EBITDA	30%

2010 Second Half Revenue	30%

2010 Second Half Quality PPM (defective parts per million)	10%

2010 Second Half Customer Quality Incident Cycle-time	10%

2010 Annual Design Wins	20%

Under the 2010 Second Half Bonus Plan, if the minimum EBITDA threshold of 90% of the pre-established performance objective was not met, no amounts would have been paid. If the pre-established performance objectives were achieved the resulting business performance factor would be 1.00.

In addition to the performance factors used in the 2010 First Half Bonus Plan, we included our annual design win goal in the 2010 Second Half Bonus Plan because we believe that design wins are a key driver of future revenue for Freescale, measuring our success in winning competitive bid selection processes with customers.

For purposes of calculating the 2010 Second Half Bonus Plan EBITDA, the Compensation Committee, after consultation with the Chief Executive Officer, established an EBITDA performance objective excluding the effects of purchase accounting and other items. We believe this performance objective represents the underlying performance of the company and is a more appropriate financial metric for purposes of our short-term cash incentive compensation.

In January 2011, the Compensation Committee evaluated our Second Half 2010 achievement against performance objectives established under the 2010 Second Half Bonus Plan and determined (i) the 2010 Second Half EBITDA result met the performance objective, (ii) the 2010 Second Half Revenue result exceeded the performance objective, (iii) the 2010 Second Half Quality performance was just below the performance objective, and (iv) the 2010 annual design win performance was above the performance objective, for a combined business performance factor of .97. After considering the Company’s overall performance during the Second Half of 2010 and in light of the reduced bonus payments for the 2010 First Half Bonus, the Compensation Committee exercised its discretion and increased the overall business performance factor of the 2010 Second Half Bonus to 1.00. Individual bonus payments for the Chief Executive Officer’s direct reports, including Named Executive Officers, each received an individual performance factor of 1.00. Under the terms of his employment offer, Mr. Greenberg received a guaranteed bonus payment under the 2010 Second Half Bonus Plan of $127,500. The resulting bonus payments, approved by the Compensation Committee (and the board of directors for the Chief Executive Officer), are included in column (g) of the 2010 Summary Compensation Table, excluding Mr. Greenberg whose bonus payment is included in column (d).

Individual bonus targets and actual bonus payments for the Named Executive Officers during 2010 are:

	2010 First Half Bonus - Target $	2010 First Half Bonus - Actual $ (1)	2010 Second Half Bonus - Target $	2010 Second Half Bonus - Actual $ (2)
Name
Richard M. Beyer	825,000	585,750	825,000	825,000
Alan Campbell	237,500	168,625	237,500	237,500
Jonathan Greenberg	—	—	127,500	127,500
Reza Kazerounian	262,500	190,625	262,500	262,500
Henri Richard	375,000	270,500	375,000	375,000

(1)	As a result of his employment commencement date, Mr. Greenberg was not eligible to participate in the 2010 First Half Bonus Plan.

(2)	Under the terms of his employment offer, the 2010 Second Half Bonus Plan payment for Mr. Greenberg was guaranteed.

Long-Term Incentive Awards

Our long-term incentive awards are designed to align the individual interests of our employees with the interests of shareholders and reward individuals for the creation of long-term shareholder value. These programs are also a key element of our retention and at-risk pay philosophy.

In order to provide competitive long-term incentives to our Named Executive Officers in comparison to the composite market data from our peer group, our long-term incentive awards include options, restricted stock unit awards (including deferred stock unit awards) and restricted cash awards. Our restricted cash awards supplement our options and restricted stock unit awards, as these awards are not publicly traded equity. Further, the Compensation Committee believes that long-term incentive awards granted to our Named Executive Officers should include a higher proportion of options compared to other types of long-term incentive awards.

Grants of equity awards and restricted cash awards are made in accordance with the MIP and EIP and the policies adopted by the Compensation Committee. The Compensation Committee specifically approves grants to the direct reports of our Chief Executive Officer, including Named Executive Officers, and recommends approval of the Chief Executive Officer’s awards to the board of directors. The Compensation Committee has delegated to the Chief Executive Officer the authority to approve all grants of options, restricted stock units, and restricted cash awards to employees who are not direct reports to the Chief Executive Officer. Further, the Chief Executive Officer has delegated the authority to approve grants under the EIP to the Senior Vice President, Human Resources and the Chief Accounting Officer for any non-executive grants. The grants approved under this delegated authority are made with respect to new hire, promotion and retention grants on the first Monday of the month following the date of hire, promotion or retention arrangement, as applicable.

Equity Awards

Equity awards have been granted under the MIP and EIP, and have consisted of options, restricted stock unit awards (including deferred stock unit awards) and restricted cash awards.

Generally, in the light of the applicable limitations under the securities laws and the Compensation Committee’s determination that equity ownership should be concentrated with key employees and the senior management team, the ability of employees, including Named Executive Officers, to transfer ownership of any options or restricted stock units (as well as any underlying securities) is strictly limited by our plan and award documents.

2010 Long-Term Incentive Awards

Because we do not have publicly-traded equity, our strategy for long-term incentive awards since 2006 has included the use of multi-year lump sum grants instead of on-going annual grants. These multi-year grants are intended to provide long-term incentive based compensation over a three- to four-year period. This is an important design feature to consider when evaluating long-term incentive award compensation in this narrative or the compensation tables, since they will reflect multiple years of compensation in a single grant year. As a result of this strategy, there were no annual grants made to the Chief Executive Officer’s direct reports or the Chief Executive Officer during 2010, except for Mr. Greenberg, which was in connection with the commencement of his employment.

In connection with his employment, Mr. Greenberg was granted the following long-term incentive awards on July 6, 2010: (i) 650,000 options to purchase our common shares; (ii) 150,000 restricted stock units; and (iii) a restricted cash award in the amount of $500,000, which provides a lump sum cash payment on the third anniversary of the grant date. The options have a term of ten years, vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the grant date, and are subject to the terms and conditions of the investors agreement among certain equity holders of Freescale GP. The restricted stock units vest in four equal installments on the first, second, third and fourth anniversary of the grant date, and are subject to the terms and conditions of the investors agreement. Please see the discussion under Item 13: Certain Relationships and Related Transactions, and Director Independence for additional details regarding the investors agreement.

Benefits and Perquisites

Health-Related Benefits

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

Retirement Benefits

On December 2, 2004, we established our 401(k) Plan, a tax-qualified plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA. The 401(k) Plan provides retirement benefits to all eligible U.S. employees, including the Named Executive Officers, and allows an employee to defer up to 75% of his or her eligible compensation, not to exceed the Internal Revenue Service (IRS) limit. Employees may contribute on a pre-tax basis and/or on an after-tax basis with the Roth 401(k). We make matching contributions to the 401(k) Plan each pay period based upon the employee’s rate of deferral. Our contributions are made at a ratio of one dollar matched per one dollar deferred by the employee, up to a maximum deferral rate of five percent of the employee’s eligible compensation, subject to IRS limits. Employee pre-tax contributions to the 401(k) Plan are not subject to Federal tax until distributed from the 401(k) Plan. Employee Roth 401(k) contributions to the 401(k) Plan will not reduce current taxes, but under current tax law Roth contributions and their associated investment earnings are not taxable when distributed from the plan. Employee and Company contributions to our 401(k) Plan are, at all times, fully vested and non-forfeitable. Amounts allocated to each participating employee are eligible for distribution in the event of retirement, death, disability or other termination of employment.

Matching contributions made under the 401(k) Plan are included in the 2010 Summary Compensation Table under column (h).

Perquisites

The principal perquisites programs that we provided to certain Named Executive Officers in 2010 included use of our aircraft, payment of expenses (including all travel expenses) associated with working at our office in Austin, Texas and gross-up of taxes for commuting expenses. Each of these is described in further detail below.

Under our aircraft policy, none of our executive officers, other than the Chief Executive Officer, may use our aircraft for personal use. Our aircraft use policy allows (1) the Chief Executive Officer 50 hours of aircraft use for personal travel, (2) immediate family members of the Chief Executive Officer to accompany the Chief Executive Officer on business travel and (3) personal emergency use. The policy further provides that we will not gross-up any tax liability incurred by the Chief Executive Officer with respect to his personal use or immediate family members use when accompanying the Chief Executive Officer on business travel. However, the Compensation Committee has approved the use of our aircraft and the reimbursement of travel expenses for Mr. Beyer and Dr. Kazerounian for business travel between San Jose, California and our office in Austin, Texas. We gross-up the tax liability incurred by Mr. Beyer and Dr. Kazerounian with respect to income imputed for use of our aircraft for commuting purposes when traveling between San Jose, California and our office in Austin, Texas.

In 2010, Mr. Beyer used our corporate aircraft to travel between San Jose, California and our office in Austin, Texas for commuting purposes. In 2010, we provided Mr. Beyer with an automobile and lodging for his use while working at our office in Austin, Texas. We also paid a gross-up for the tax liability incurred by him with respect to his use of the automobile and lodging.

The Compensation Committee approved payment of expenses related to Dr. Kazerounian’s travel between San Jose, California and our office in Austin, Texas. In 2010, we provided Dr. Kazerounian air travel, including use of our aircraft, and other transportation services and lodging for use while working at our office in Austin, Texas. We also paid a gross-up for the tax liability incurred by Dr. Kazerounian with respect to all expenses paid.

The amounts paid on behalf of Mr. Beyer and Dr. Kazerounian are included in column (h) of the 2010 Summary Compensation Table.

Policies and Decisions Regarding the Adjustment or Recovery of Awards

The equity grants and proceeds from equity grants received by our Named Executive Officers are subject to covenants and agreements that require those executive officers to forfeit equity or repay the proceeds from equity grants in the event that they violate non-competition or non-solicitation covenants.

Share Ownership Guidelines and Trading Restrictions

Freescale has an insider trading policy in order to promote compliance with applicable securities laws by Freescale and its directors and employees. Freescale considers it improper and inappropriate for those employed by or associated with Freescale to engage in short-term or speculative transactions in Freescale’s securities or in other transactions in Freescale’s securities that may lead to inadvertent violations of the insider trading laws. The policy prohibits covered persons from engaging in short sales of Freescale’s securities, or for transacting publicly traded options including Freescale securities (such as puts, calls and other derivative securities) on an exchange or in any other organized market.

Named Executive Officers Employment Agreements

We have employment agreements in place to attract and retain the knowledge, skills, and experience of our Named Executive Officers to lead Freescale. Each employment agreement with individual executive officers is approved by the Compensation Committee and the board of directors for the Chief Executive Officer. We believe the design of these agreements also encourages management continuity and organizational stability.

Mr. Beyer’s Employment Agreement

We have entered into an employment agreement with Richard M. Beyer, Chief Executive Officer. In addition to his base salary, short-term and long-term incentives, Mr. Beyer’s employment agreement also provides for certain executive benefits and perquisites, as described above in Benefits and Perquisites.

Under his agreement, Mr. Beyer is also entitled to severance upon a qualifying termination of employment. The severance is generally equal to two times (three times upon a qualifying termination following a change in control) the sum of his annual base salary and target bonus. Mr. Beyer is entitled to receive (i) his bonus payment for the preceding calendar year in which he terminates, if such bonus has been determined but not paid as of the date of termination, (ii) a payment of a prorated portion of his bonus, for the year in which he terminates employment and (iii) continued medical and life insurance benefits at the same cost provided to active employees, until he is eligible for Medicare or another employer’s medical plan. Upon a qualifying termination not in connection with a change in control, Mr. Beyer is also entitled to accelerated vesting of certain long-term incentive awards. For additional information about accelerated vesting of certain long-term incentive awards, refer to the narrative disclosure following the 2010 Potential Payments Upon Termination or Change in Control table. In addition, we will provide a gross-up payment to Mr. Beyer with respect to any excise taxes resulting from parachute payments received by Mr. Beyer upon a qualifying termination following a change in control. To receive the severance and benefits provided in the event of a qualifying termination not in connection with a change in control, Mr. Beyer must execute a release of claims in the form of the release included with the employment agreement.

The employment agreement also includes non-competition and non-solicitation covenants by Mr. Beyer for a two-year period following termination of his employment with the Company for any reason.

Dr. Kazerounian’s Employment Agreement

On May 1, 2009, the Company entered into an employment agreement with Dr. Reza Kazerounian, Senior Vice President and General Manager.

Under his employment agreement, Dr. Kazerounian is entitled to severance upon a qualifying termination of employment. The severance is generally equal to one and a half times Dr. Kazerounian’s annual base salary. Dr. Kazerounian is also entitled to receive (i) his bonus payment for the preceding calendar year in which he terminates, if such bonus has been determined but not paid as of the date of termination, (ii) a payment of a prorated portion of his bonus, for the year in which he terminates and (iii) continued medical and life insurance benefits and accelerated vesting of certain equity awards upon a qualifying termination. To receive the severance and benefits provided in the event of a qualifying termination not in connection with a change of control, Dr. Kazerounian must execute a release of claims in the form of the release included with the employment agreement. For additional information about accelerated vesting of certain equity awards upon a qualifying termination, refer to the narrative disclosure following the 2010 Potential Payments Upon Termination or Change in Control table. Following a change in control, if Dr. Kazerounian is terminated other than for cause, death, disability, or if he resigns from employment with Freescale for any reason, prior to the first anniversary of such change in control, the severance is equal to two times the sum of his base salary and bonus target. Dr. Kazerounian is also entitled to accelerated vesting of certain equity awards, upon a qualifying termination following a change in control and continued medical and life insurance benefits as described above for a period of up to two years. For additional information about accelerated vesting of certain equity awards upon a qualifying termination, refer to the narrative disclosure following the 2010 Potential Payments Upon Termination or Change in Control table. In addition, we will gross-up the payment to Dr. Kazerounian with respect to any excise taxes resulting from payments received by Dr. Kazerounian upon a qualifying termination following a change in control. However, if it is determined that the payment does not exceed 110% of the safe harbor amount, which equals the maximum payment that Dr. Kazerounian may receive without the payment constituting an “excess parachute payment” within the meaning of 280G of the IRS Code, then no gross-up payment will be made and the amounts payable following a change in control will be reduced so that the payment equals the safe harbor amount.

The employment agreement also includes non-competition and non-solicitation covenants by Dr. Kazerounian for a one-year period following termination of his employment for any reason.

Other Named Executive Officers Employment Agreement

We have entered into individual agreements with certain senior executives, including the Named Executive Officers other than Mr. Beyer and Dr. Kazerounian, which provide for the payment of severance benefits under certain events.

Under the terms of each agreement, the Named Executive Officers are entitled to severance upon a qualifying termination of employment. Effective January 1, 2010, or the Named Executive Officer’s employment date, the severance is generally equal to one and a half times the Named Executive Officer’s annual base salary. Upon a qualifying termination following a change in control with good reason, severance is equal to two times the sum of the Named Executive Officer’s annual base salary and bonus target. Named Executive Officers are also entitled to receive (i) their bonus payment for the preceding calendar year in which they terminate, if such bonus has been determined but not paid as of the date of termination, (ii) a payment of a prorated portion of their bonus, for the year in which they terminate and (iii) continued medical and life insurance benefits and accelerated vesting of certain equity awards upon a qualifying termination. For additional information about accelerated vesting of certain equity awards upon a qualifying termination, refer to the narrative disclosure following the 2010 Potential Payments Upon Termination or Change in Control table. To receive the severance and benefits provided in the event of a qualifying termination not in connection with a change in control, the Named Executive Officer must execute a release of claims in the form of the release included with the employment agreement.

In addition, we will provide a gross-up payment to the Named Executive Officers with respect to any excise taxes resulting from parachute payments received upon a qualifying termination following a change in control. However, if it is determined that the payment does not exceed 110% of the safe harbor amount, which equals the maximum payment that the Named Executive Officer may receive without the payment constituting an “excess parachute payment” within the meaning of 280G of the IRS Code, then no gross-up payment will be made and the amounts payable following a Change in Control will be reduced so that the payment equals the safe harbor amount.

Each of the employment agreements also includes non-competition and non-solicitation covenants for an eighteen-month period following termination of employment for any reason.

We offered these employment arrangements to attract and retain the knowledge, skills, and experience of our Named Executive Officers to lead Freescale, together with the Chief Executive Officer, through its transformation. The design of the arrangement also encourages management continuity and organizational stability in the event of a change in control. We structured the Change in Control severance to require both a Change in Control and a termination of employment, in order to minimize the risk of providing excessive severance compensation without an actual termination of employment.

Compensation Practices and Risk

We believe our material compensation programs balance an appropriate mix of short and long-term performance objectives, elements of cash- and equity-based compensation, and risks and rewards for our employees. Our programs incorporate key design features to mitigate the likelihood of excessive risk taking behavior, including:

•

Reasonable performance goals are established by the Compensation Committee for short-term cash incentive programs, incorporating top-line (e.g., revenue) and bottom-line (e.g., EBITDA) business performance factors;

•	Our employees, including Named Executive Officers, are measured against the same business performance factors for our short-term cash incentive programs;

•	Our short-term cash incentive programs include maximum payout limitations of 200%;

•	The Compensation Committee retains ultimate discretion for payments made to our employees, including Named Executive Officers, under our short-term cash incentive program; and

•

A balance of performance-based and time-based equity grants for our Named Executive Officers, with performance-based awards measuring our relative performance in comparison to the performance of a peer group of companies over a multi-year period.

Additionally, we have a strong internal control environment and ethics and compliance training for all employees. Based on our review of compensation program design, we believe that there are no significant risks and our policies and practices do not create risks that are reasonably likely to have a material negative impact on our company.

2010 Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation provided by Freescale, Holdings I and Freescale LP to the Chief Executive Officer, the Chief Financial Officer, each of the three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving at the end of 2010.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Share Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)		All Other Compensation ($) (h)		Total ($) (i)
Richard M. Beyer, Chief Executive Officer	2010	1,100,000	—		—		—		5,573,250	(10)	587,597	(14)	7,260,847
	2009	837,696	—		—		6,054,000	(7)	4,983,375	(11)	890,426		12,765,497
	2008	867,308	2,100,000	(1)	51,325,939	(3)	—		—		726,607		55,019,854
Alan Campbell, Senior Vice President and Chief Financial Officer	2010	545,000	—		—		—		406,125	(12)	12,250	(15)	963,375
	2009	459,060	—		2,040,000	(4)	2,699,920	(7)	236,313	(13)	6,588		5,441,881
	2008	530,000	—		807,883	(5)	—		—		11,500		1,349,383
Jonathan Greenberg,	2010	220,289	252,500	(2)	186,000	(6)	513,500	(8)	—		157,280	(16)	1,329,568
Senior Vice President and General Counsel
Reza Kazerounian,	2010	525,000	—		—		—		453,125	(12)	268,188	(17)	1,246,313
Senior Vice President, General Manager
Henri Richard,	2010	600,000	—		—		—		645,500	(12)	13,045	(18)	1,258,545
Senior Vice President, Chief Sales and Marketing Officer	2009	505,387	—		2,700,000	(4)	670,130	(9)	373,125	(13)	5,295		4,253,937
	2008	600,000	—		1,111,767	(5)	—		—		12,267		1,724,034

(1)	Represents (i) a $1,000,000 cash hiring bonus paid to Mr. Beyer upon joining Freescale in March 2008 in accordance with his employment agreement; and (ii) a guaranteed 2008 minimum bonus payment of $1,100,000 paid to Mr. Beyer under the terms of his employment agreement.

(2)	Represents (i) a $125,000 cash hiring bonus paid to Mr. Greenberg upon joining Freescale in June 2010; and (ii) a guaranteed 2010 Second Half Bonus Plan minimum bonus of $127,500 paid to Mr. Greenberg under the terms of his employment offer. The 2010 Second Half Bonus Plan target for Mr. Greenberg is also shown in the 2010 Grants of Plan-Based Awards Table, since payout of this award would have exceeded the minimum amount guaranteed in his offer letter if the business performance factor had exceeded 1.00.

(3)	Amount shown does not reflect compensation actually received in 2008 by Mr. Beyer. Instead amount reflects the aggregate grant date fair value of awards granted in 2008, calculated in accordance with ASC Topic 718, associated with Class B Interests in Freescale LP and outstanding restricted stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2008, the ASC Topic 718 aggregate grant date fair value associated with Mr. Beyer’s Class B interests in Freescale LP, all of which were cancelled in 2009 in exchange for share options (see footnote 7 below) was $38,973,000. For 2008, the ASC Topic 718 aggregate grant date fair value associated with Mr. Beyer’s restricted stock units was $12,352,939.

(4)	Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2009, calculated in accordance with ASC Topic 718 associated with outstanding deferred stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. The number of units underlying the deferred stock units is contingent on our performance measured against revenue growth and EBITDA growth goals established over a three-year period (January 1, 2009 to December 31, 2011), relative to a peer group of semiconductor companies approved by the Compensation Committee for this performance-based award. Each deferred stock unit award represents a target number of units, with the final number of units determined at the end of the performance period, ranging from zero to two times the target number of units. The awards vest one year following the end of the performance period. For 2009, the ASC Topic 718 aggregate grant date fair value associated with deferred stock units for certain Named Executive Officers was: Mr. Campbell—$2,040,000; and Mr. Richard—$2,700,000. The aggregate grant date fair value associated with deferred restricted stock units for Holdings I common shares assuming the highest level of performance is achieved was: Mr. Campbell—$4,080,000; and Mr. Richard—$5,400,000.

(5)	Amounts shown do not reflect compensation actually received in 2008 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2008, calculated in accordance with ASC Topic 718 associated with outstanding restricted stock units granted under the MIP. For 2008, the ASC Topic 718 aggregate grant date fair value associated with outstanding restricted stock units for certain Named Executive Officers was: Mr. Campbell—$807,883 and Mr. Richard—$1,111,767.

(6)	Amount shown does not reflect compensation actually received in 2010 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2010, calculated in accordance with ASC Topic 718 associated with outstanding restricted stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2010, the ASC Topic 718 aggregate grant date fair value associated with outstanding restricted stock units for Mr. Greenberg was $186,000.

(7)	Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect the incremental fair value of awards calculated in accordance with ASC Topic 718 in connection with the exchange of vested and unvested Class B interests of Freescale LP for share options as part of the equity exchange completed on April 6, 2009. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2009, the ASC Topic 718 incremental fair value associated with the exchanged awards for certain Named Executive Officers was: Mr. Beyer—$6,054,000; and Mr. Campbell—$2,699,920.

(8)	Amounts shown do not reflect compensation actually received in 2010 by the named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2010, calculated in accordance with ASC Topic 718 associated with outstanding options. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2010, the ASC Topic 718 aggregate grant date fair value associated with outstanding options for Mr. Greenberg was $513,500.

(9)	Amount shown does not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amount shown reflects the incremental fair value of awards calculated in accordance with ASC Topic 718 in connection with the exchange of vested and unvested share options as part of the equity exchange completed on April 6, 2009. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Annual Report on Form 10-K. For 2009, the ASC Topic 718 incremental fair value associated with the exchanged awards for Mr. Richard was $670,130.

(10)	Represents (i) payment to Mr. Beyer under the 2010 First Half Bonus Plan of $585,750; (ii) payment made to Mr. Beyer under the 2010 Second Half Bonus Plan of $825,000; and (iii) $4,162,500 which was the amount vested in 2010 of Mr. Beyer’s deferred cash award granted under Freescale Inc. Deferred Compensation Agreement of $12,500,000, granted on March 17, 2008 in connection with his employment agreement. The award vests 33.3% on the first and second anniversary date of Mr. Beyer’s employment date and 33.4% on the third anniversary date of Mr. Beyer’s employment date, March 17, 2008. Mr. Beyer is entitled to receive the vested portion of this deferred cash award on the earlier of his termination, death, disability, a change in control or March 17, 2011.

(11)	Represents (i) payment to Mr. Beyer under the 2009 First Half Bonus Plan of $412,500; (ii) payment made to Mr. Beyer under the 2009 Second Half Bonus Plan of $408,375; and (iii) $4,162,500 which was the amount vested in 2009 of Mr. Beyer’s deferred cash award of $12,500,000, granted on March 17, 2008 in connection with his employment agreement. The award vests 33.3% on the first and second anniversary date of Mr. Beyer’s employment date and 33.4% on the third anniversary date of Mr. Beyer’s employment date, March 17, 2008. Mr. Beyer is entitled to receive the vested portion of this deferred cash award on the earlier of his termination, death, disability, a change in control or March 17, 2011.

(12)	Represents payments under the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan to certain Named Executive Officers. Payments under the 2010 First Half Bonus Plan were: Mr. Campbell—$168,625; Dr. Kazerounian—$190,625; and Mr. Richard—$270,500. Payments under the 2010 Second Half Bonus Plan were: Mr. Campbell—$237,500; Dr. Kazerounian—$262,500; and Mr. Richard—$375,000.

(13)	Represents payments under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan to certain Named Executive Officers. Payments under the 2009 First Half Bonus Plan were: Mr. Campbell—$118,750; and Mr. Richard—$187,500. Payments under the 2009 Second Half Bonus Plan were: Mr. Campbell—$117,563; and Mr. Richard—$185,625.

(14)

Represents the aggregate value during 2010 of all perquisite and other income provided to Mr. Beyer of $587,597 including (i) an aggregate incremental cost to Freescale for Mr. Beyer’s use of our corporate aircraft of $517,260 consisting of (a) $406,286 related to flights taken by Mr. Beyer between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement and (b) $110,974 related to Mr. Beyer’s personal travel on our corporate aircraft as permitted under the terms of the Freescale Inc. Aircraft Procedures and Use Policy as adopted by the Compensation Committee; (ii) $8,307 in income imputed to Mr. Beyer for lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iii) a gross-up payment of $30,279 for tax liabilities incurred by Mr. Beyer as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iv) a gross-up payment of $ 4,966 for tax liabilities incurred as a result of Mr. Beyer’s lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (v) $7,750 in income imputed to Mr. Beyer for use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (vi) a gross-up payment of $6,785 for tax liabilities incurred as a result of Mr. Beyer’s use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; and (vii) $12,250 in company matching contributions to Mr. Beyer’s account under the 401(k) Plan. The calculation of aggregate incremental cost for commuting and personal use of the company aircraft includes variable costs incurred as a result of commuting and personal flight activity: fees, taxes and similar assessments, flight crew travel expenses, aircraft fuel, in-flight food and beverages, and a portion of on-going maintenance. It excludes non-variable costs related to the company aircraft.

(15)	Represents the aggregate value of $12,250 in company matching contributions to Mr. Campbell’s account under the 401(k) Plan.

(16)	Represents the aggregate value during 2010 of all perquisite and other income provided to Mr. Greenberg of (i) $123,526 in relocation assistance; (ii) a gross-up payment of $25,937 for tax liabilities incurred as a result of Mr. Greenberg’s relocation; (iii) $2,500 for the executive health program; and (iv) $5,317 in company matching contributions to Mr. Greenberg’s account under the 401(k) Plan.

(17)	Represents the aggregate value during 2010 of all perquisite and other income provided to Dr. Kazerounian of $268,188 including (i) an aggregate incremental cost to Freescale for Dr. Kazerounian’s use of our corporate aircraft of $162,365 related to flights taken by Dr. Kazerounian between San Jose, California and our office in Austin, Texas as approved by the Compensation Committee; (ii) $7,236 in income imputed to Dr. Kazerounian for lodging in Austin, Texas as approved by the Compensation Committee; (iii) $43,771 in income imputed to Dr. Kazerounian for automobile and other transportation expenses while working at our office in Austin, Texas as approved by the Compensation Committee; (iv) a gross-up payment of $10,519 for tax liabilities incurred by Dr. Kazerounian as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as approved by the Compensation Committee; (v) a gross-up payment of $29,547 for tax liabilities incurred as a result of Dr. Kazerounian’s lodging, automobile, and other transportation expenses while working at our office in Austin, Texas as approved by the Compensation Committee; (vi) $2,500 for the executive health program; and (vii) $12,250 in company matching contributions to Dr. Kazerounian’s account under the 401(k) Plan. The calculation of aggregate incremental cost for commuting and personal use of the company aircraft includes variable costs incurred as a result of commuting and personal flight activity: fees, taxes and similar assessments, flight crew travel expenses, aircraft fuel, in-flight food and beverages, and a portion of on-going maintenance. It excludes non-variable costs related to the company aircraft.

(18)	Represents the aggregate value during 2010 of all perquisites and other income provided to Mr. Richard of $13,045 including (i) $795 for the executive health program and (ii) $12,250 in company matching contributions to Mr. Richard’s account under the 401(k) Plan.

2010 Grants of Plan-based Awards Table

The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by Holdings I in 2010 to our Named Executive Officers.

		Estimated future payouts under non-equity incentive plan awards						Estimated future payouts under equity incentive plan awards			All other share awards: Number of shares or units (#) (i)		All other option awards: Number of securities underlying options (#) (j)		Exercise or base price of option awards (k)	Grant date fair value of share and option awards (l)
Name (a)	Grant Date (b)	Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Richard M. Beyer	2/10/2010	0	(1)	825,000	(1)	1,650,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	825,000	(2)	1,650,000	(2)	—	—	—	—		—		—	—
Alan Campbell	2/10/2010	0	(1)	237,500	(1)	475,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	237,500	(2)	475,000	(2)	—	—	—	—		—		—	—
Jonathan Greenberg	7/6/2010	—		—		—		—	—	—	150,000	(5)			—	186,000
	7/6/2010	—		—		—		—	—	—			650,000	(6)	1.24	806,000
	7/6/2010	500,000	(3)	500,000	(3)	500,000	(3)	—	—	—	—		—		—	—
	7/28/2010	127,500	(4)	127,500	(4)	255,000	(4)	—	—	—	—		—		—	—
Reza Kazerounian	2/10/2010	0	(1)	262,500	(1)	525,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	262,500	(2)	525,000	(2)	—	—	—	—		—		—	—
Henri Richard	2/10/2010	0	(1)	375,000	(1)	750,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	375,000	(2)	750,000	(2)	—	—	—	—		—		—	—

(1)	Amounts represent target bonus awards under the 2010 First Half Bonus Plan. The minimum payment under the 2010 First Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. The Compensation Committee exercised its discretion to reduce the calculated bonus amount payments by 50% for the 2010 First Half Bonus Plan, based on the company’s ability to fund the bonus pool due to the macro-economic environment. Actual payments made under the 2010 First Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$585,750; Mr. Campbell—$168,625; Dr. Kazerounian—$190,625; and Mr. Richard—$270,500.

(2)	Amounts represent target bonus awards under the 2010 Second Half Bonus Plan. The minimum payment under the 2010 Second Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. Actual payments made under the 2010 Second Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$825,000; Mr. Campbell—$237,500; Dr. Kazerounian—$262,500; and Mr. Richard—$375,000.

(3)	Under the terms of Mr. Greenberg’s employment offer, he was granted a restricted cash award under the terms of EIP. The restricted cash award will vest and become payable with respect to 100% of the value covered by the award on July 6, 2013, subject to Mr. Greenberg’s continued employment.

(4)	Under the terms of Mr. Greenberg’s employment offer, he received a minimum guaranteed bonus payment of $127,500 under the 2010 Second Half Bonus Plan. The payment of this award would have exceeded the minimum amount guaranteed in his offer letter if the business performance factor had exceeded 1.00. The actual payment amount is included in column (d) of the 2010 Summary Compensation Table.

(5)	Under the terms of Mr. Greenberg’s employment offer, he was granted restricted stock units under the terms of the MIP. on July 6, 2010. The restricted stock units vest in equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement.

(6)	Under the terms of Mr. Greenberg’s employment offer, he was granted options on July 6, 2010. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement among certain investors in Freescale GP.

2010 Outstanding Awards at Fiscal Year-end Table

	Option Awards							Share Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units that Have Not Vested (#) (g)		Market Value of Shares or Units that Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Richard M. Beyer	3,305,016	(1)	9,915,048			1.24	4/6/2019
	—		—		—	—	—	701,682	(6)	1,726,138	(10)	—		—
Alan Campbell	205,714	(2)	—		—	3.32	5/11/2012	—		—		—		—
	344,520	(2)	—		—	5.50	4/24/2013	—		—		—		—
	—		—		—	—	—	51,525	(7)	126,752	(10)	—		—
	—		—		—	—	—	—		—		1,645,161	(11)	4,047,096	(10)
	1,371,365	(1)	4,114,096			1.24	4/6/2019
Jonathan Greenberg	—		—		—	—	—	150,000	(8)	369,000	(10)	—		—
			650,000	(5)	—	1.24	7/6/2020	—		—		—		—
Reza Kazerounian	350,000	(3)	1,050,000		—	1.24	5/4/2019	—		—		—		—
	—		—		—	—	—	—		—		1,693,548	(12)	4,166,128	(10)
Henri Richard	—		—		—	—	—	5,000	(9)	12,300	(10)	—		—
	—		—		—	—	—	70,905	(7)	174,426	(10)	—		—
	—		—		—	—	—	—		—		2,177,419	(11)	5,356,451	(10)
	389,610	(4)	1,168,831		—	1.24	4/6/2019	—		—		—		—

(1)	Options granted under the terms of the MIP on April 6, 2009 in exchange for vested and unvested Class B interests in Freescale LP held by Messrs. Beyer and Campbell. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(2)	Rollover options granted under the MIP on December 1, 2006. The options granted under this plan were granted in accordance with Section 424 of the Code.

(3)	Options granted under the MIP on May 4, 2009. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Dr. Kazerounian’s continued employment and are subject to the terms and conditions of the investors agreement.

(4)	Options granted under the MIP on April 6, 2009 in exchange for vested and unvested options held by Mr. Richard. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(5)	Options granted under the MIP on July 6, 2010. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement.

(6)	Restricted stock units granted under the terms of the MIP. The restricted stock units vest in equal installments on the first, second and third anniversaries of Mr. Beyer’s employment date, March 17, 2008 and are subject to the terms and conditions of the investors agreement.

(7)	These restricted stock units were granted under the terms of the MIP on April 7, 2008. The restricted stock units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(8)	These restricted stock units were granted under the terms of the MIP on July 6, 2010. The restricted stock units vest 25% on the first, second, third and fourth anniversary of the date of grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement.

(9)	These restricted units were granted under the terms of the MIP on October 1, 2007. The restricted stock units vest in equal installments on the first, second, third and fourth anniversaries of the date of grant subject to Mr. Richard’s continued employment and are subject to the terms and conditions of the investors agreement.

(10)	On December 31, 2010, the fair market value per common share was $2.46.

(11)	Deferred stock unit awards granted under the terms of the MIP on January 5, 2009. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final amount of units will be adjusted based on actual performance, and can range between zero and two times the target amount. An additional vesting period of one year must be completed following the final determination of the number of units.

(12)	Deferred stock unit awards granted under the terms of the MIP on May 4, 2009, upon commencement of Dr. Kazerounian’s employment. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final amount of units will be adjusted based on actual performance, and can range between zero and two times the target amount. An additional vesting period of one year must be completed following the final determination of the number of units.

2010 Option Exercises and Shares Vested Table

	Option Awards		Share Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Richard M. Beyer	—	—	699,579	(1)	867,478	(4)
Alan Campbell	—	—	34,348	(2)	42,592	(4)
Jonathan Greenberg	—	—	—		—
Reza Kazerounian	—	—	—		—
Henri Richard	—	—	5,000	(3)	6,200	(4)
	—	—	47,269	(2)	58,614	(4)

(1)	Represents vested restricted stock units granted under the MIP. The restricted stock units were issued in accordance with the terms of Mr. Beyer’s employment agreement. The restricted stock units vest in equal installments on the first, second and third anniversary of Mr. Beyer’s employment start date, March 17, 2008. Common shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the fifth anniversary of the date of grant.

(2)	Represents vested restricted stock units granted under the MIP. The restricted stock units were granted on April 7, 2008. The units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested, subject to continued employment. Shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the seventh anniversary of the date of grant.

(3)	Represents vested restricted stock units granted under the MIP. The restricted stock units were granted on October 1, 2007. The units vest in four equal annual installments on each anniversary of the date of grant subject to Mr. Richard’s continued employment. Shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the seventh anniversary of the date of grant.

(4)	On the vesting date in 2010, the fair market value of common shares was $1.24 per share.

2010 Nonqualified Deferred Compensation Table

	Executive Contribution in Last Fiscal Year ($)	Registrant Contribution in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Balance at Last Fiscal Year End ($)
Richard M. Beyer	—	867,478	(1)	1,706,973	(3)	3,441,929	(4)
	—	4,162,500	(2)	—		8,325,000	(2)
Alan Campbell	—	42,592	(1)	104,761	(3)	211,240	(4)
Jonathan Greenberg	—	—		—		—
Reza Kazerounian	—	—		—		—
Henri Richard	—	64,814	(1)	162,469	(3)	327,601	(4)

(1)	Represents the value of restricted stock units that vested during the fiscal year but were not delivered, pursuant to the terms of the award agreement. Shares of Holdings I common stock will become deliverable with respect to vested portions of these restricted stock unit awards upon the earlier of termination, death, disability, a change in control or the seventh anniversary (fifth anniversary in the case of Mr. Beyer’s award) of the date of grant. Awards of restricted stock units granted under the MIP in 2007 and 2008 are reported in the “Share Awards” column of the 2010 Summary Compensation Table. Restricted stock unit awards are described in footnotes 3 and 5 to the 2010 Summary Compensation Table. The restricted stock unit awards were described in footnotes 5, 7, and 10 to the 2009 Summary Compensation Table as reported in our 2009 10-K filed on February 5, 2010. The restricted stock unit awards were described in footnotes 5 and 8 to the 2008 Summary Compensation Table as reported in our 2008 10-K filed on February 6, 2009.

(2)	Represents the vested amount of Mr. Beyer’s Deferred Cash Award granted under Freescale Semiconductor Inc. Deferred Compensation Agreement upon commencement of his employment. The vested amount has not been paid, pursuant to the terms of the award agreement. The deferred cash award vests in three equal installments on the first, second, and third anniversary dates of March 17, 2008, Mr. Beyer’s employment start date. Vested amounts of the deferred cash award will be paid on the earlier to occur of (i) Mr. Beyer’s termination, death or disability; (ii) a change in control; or (iii) March 17, 2011. The amount of this award that vests each year is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and described in the footnotes as follows: footnotes 10 and 11 to the 2010 Summary Compensation Table; footnote 13 to the 2009 Summary Compensation Table as reported in our 2009 10-K filed on February 5, 2010; and footnote 2 to the 2008 Grants of Plan-Based Awards Table as reported in our 2008 10-K filed on February 6, 2009.

(3)	Aggregate earnings in the last fiscal year is based on the increase in our share price from $1.24 on January 1, 2010 to $2.46 on December 31, 2010, multiplied by the vested number of restricted stock unit awards.

(4)	Aggregate balance at last fiscal year end is based on the number of vested restricted stock units multiplied by the share price of $2.46 on December 31, 2010.

2010 Potential Payments upon Termination or Change in Control Table

Name (a)	Benefit (b)	Termination w/o Cause or for Good Reason (c)		Termination w/o Cause or for Good Reason After Change in Control (d)		Voluntary Termination (e)		Death (f)		Disability (g)		Change in Control (h)
Richard M. Beyer	—	26,370,146	(1)	34,727,661	(3)	—	(5)	27,147,496	(6)	27,147,496	(6)	26,322,496	(8)
Alan Campbell	—	5,991,895	(2)	11,490,906	(4)	—	(5)	7,058,449	(7)	7,058,449	(7)	5,145,949	(9)
Jonathan Greenberg	—	1,172,524	(2)	2,619,408	(4)	—	(5)	1,162,000	(7)	1,162,000	(7)	1,162,000	(9)
Reza Kazerounian	—	2,029,494	(2)	7,839,805	(4)	—	(5)	1,531,000	(7)	1,531,000	(7)	1,281,000	(9)
Henri Richard	—	4,792,573	(2)	10,064,628	(4)	—	(5)	4,143,948	(7)	4,143,948	(7)	1,612,698	(9)

(1)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of medical and life insurance benefits over a three-year period following termination of employment, until he becomes eligible for Medicare. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(2)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of medical and life insurance benefits over an eighteen month period following termination of employment. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include payment for accrued by unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

(3)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of health, medical, life insurance, and long-term disability benefits over a three-year period following termination of employment, until he becomes eligible for Medicare. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under Mr. Beyer’s employment agreement regarding Section 280G tax gross-up payments.

(4)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of health, medical, life insurance, and long-term disability benefits over a two-year period following termination of employment. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

(5)	Upon voluntary termination, Named Executive Officers are eligible for a payment of accrued but unpaid base salary, accrued but unused paid time off through the date of termination and unreimbursed business expenses.

(6)	Amount represents a cash payment equal to a pro rata portion of Mr. Beyer’s target bonus for the year in which the date of termination occurs plus the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include: accrued but unpaid base salary, accrued vacation through the date of termination, unreimbursed business expenses, the annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs if the bonus was determined but not paid by the termination date, and disability benefits. These items are also obligations of the company upon termination due to death or Disability, but have been excluded from the totals shown in columns (f) and (g).

(7)	Amount represents the value of accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include: accrued but unpaid base salary, accrued but unused paid time off, unreimbursed business expenses, or the annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs if the bonus was determined but not paid by the termination date. These items are also obligations of the company upon termination due to death or Disability, but have been excluded from the totals shown in columns (f) and (g).

(8)	Amount represents the estimated value of Mr. Beyer’s accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements.

(9)	Amount represents the value of accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements.

2010 Potential Payments upon Termination or Change in Control

Mr. Beyer

Under the terms of the employment agreement for Mr. Beyer, in the event that his employment is terminated other than for Cause (as defined in the employment agreement), death or Disability (as defined in the employment agreement), or it is terminated by Mr. Beyer for Good Reason, he will be entitled to receive, subject to his execution of a release: (1) payment of all unpaid base salary, accrued paid time off through the date of termination, unreimbursed business expenses, and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to two times the sum of base salary and target bonus; (4) continued medical and life insurance for two years or until Mr. Beyer is eligible for Medicare or another employer’s plan at the same cost provided to active employees; and (5) any other amounts or benefits required to be paid or provided which he is eligible to receive, based on accrued benefits through the date of termination. Under the terms of the restricted stock unit award agreement for Mr. Beyer, in the event that his employment is terminated other than for Cause, or it is terminated by Mr. Beyer for Good Reason or Retirement (as those terms are defined in the award agreement), the awards vest and become deliverable for an additional number of shares subject to the terms of the award agreement. If Mr. Beyer’s employment is terminated due to death or Disability, the restricted stock units become fully vested and deliverable. Under the terms of the deferred compensation agreement for Mr. Beyer, in the event that his employment is terminated other than for Cause, or it is terminated by Mr. Beyer for Good Reason (as those terms are defined in the award agreement), the deferred cash award vests and becomes payable for an additional amount subject to the terms of the award agreement. If Mr. Beyer’s employment is terminated due to death or Disability, the deferred cash award becomes fully vested and payable. Under the terms of the nonqualified option award agreement for Mr. Beyer, in the event that his employment is terminated other than for Cause, or it is terminated by Mr. Beyer for Good Reason or Retirement (as those terms are defined in the award agreement), the options vest and become exercisable for an additional number of shares subject to the terms of the award agreement. If Mr. Beyer’s employment is terminated due to death or Disability, the options become fully vested and exercisable.

If at any time following a “Change in Control” (as defined in the employment agreement), Mr. Beyer’s employment is terminated other than for Cause, death or Disability, or it is terminated by him for Good Reason (as those terms are defined in the employment agreement), he will be entitled to receive: (1) payment of all unpaid base salary, accrued paid time off through the date of termination, unreimbursed business expenses, and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to three times the greater of his annual base salary during the three years prior to the change in control and his annual base salary on the date of termination; (4) a cash payment equal to three times the highest annual bonus (including any portion thereof that has been deferred and annualized for any fiscal year consisting of less than 12 months or during which he was employed for less than 12 months) that he received during the five fiscal years prior to the date of termination; and (5) continued health, medical, life insurance and long-term disability benefits until Mr. Beyer is eligible for Medicare or another employer’s medical plan at the same cost provided to active employees. If Mr. Beyer is terminated by us (other than for Cause) within the nine-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then he shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Mr. Beyer will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above. Under the terms of the restricted stock unit award agreement for Mr. Beyer, in the event of a Change of Control, the restricted stock units become fully vested and deliverable. Under the terms of the deferred compensation agreement for Mr. Beyer, in the event of a Change of Control, the deferred cash award becomes fully vested and payable. Under the terms of the nonqualified option award agreement for Mr. Beyer, in the event of a Change of Control, the unvested portion of the award becomes vested and exercisable for an additional number of shares subject to the terms of the award agreement. In the event Mr. Beyer’s employment is terminated by the Company or any successor thereto without Cause or by Mr. Beyer for Good Reason (as those terms are defined in the award agreement), in each case following a Change of Control, the options become fully vested and exercisable.

In the event a payment made by us to Mr. Beyer occurs at a time when our common shares or the common shares of any of our affiliates is not readily tradable on an established securities market or otherwise, within the meaning of Section 280G(b)(5)(A)(ii) of the Code, or Section 280G, we will use our best efforts to satisfy the “shareholder approval requirements” of that section in a manner designed to preserve the full economic benefit to Mr. Beyer of any payments or benefits otherwise due to him. The employment agreement for Mr. Beyer contains a Section 280G tax gross-up provision in the event that a Change in Control occurs other than at a time when our common shares or the common shares of any of our affiliates is not readily tradable on an established securities market or otherwise.

Mr. Beyer is subject to restrictive covenants including non-solicit and non-competition provisions that remain in effect during the two-year period following termination of his employment. Mr. Beyer also agrees to assist us in any litigation or dispute to the extent such litigation or claim relates to his employment or the period of his employment with us.

Dr. Kazerounian

Under the terms of the employment agreement for Dr. Kazerounian, in the event that his employment is terminated other than for Cause, death or Disability (as those terms are defined in the employment agreement), he will be entitled to receive, subject to his execution of a release: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) his annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at his target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter; and (5) the amount equal to the product of (x) 1.5 and (y) his base salary, and continuation of medical and life insurance benefits for a period of up to eighteen months after termination date. Under the terms of the deferred stock unit award agreement for Dr. Kazerounian, in the event that his employment is terminated without Cause, or due to death or Disability (as those terms are defined in the award agreement), in each case after December 31, 2011, the deferred stock units vest ratably in 25% increments between March 31, 2012 and December 31, 2012. Under the terms of the restricted cash award agreement, if Dr. Kazerounian’s employment is terminated without Cause, or due to death or Disability (as those terms are defined in the award agreement), in each case following the first anniversary of the date of grant, the cash award will vest ratably in 12.5% increments between November 3, 2010 and July 3, 2012. Under the terms of the nonqualified option award agreement, if Dr. Kazerounian’s employment is terminated without Cause, or it is terminated by Dr. Kazerounian for Good Reason or Retirement (as those terms are defined in the award agreement), the awards vest and become exercisable for an additional number of shares subject to the terms of the award agreement. If Dr. Kazerounian’s employment is terminated due to death or Disability, the options become fully vested and exercisable.

If within the one-year anniversary following a “Change in Control,” Dr. Kazerounian’s employment is terminated other than for Cause, death or Disability (as those terms are defined in the employment agreement), or if Dr. Kazerounian resigns from employment with Freescale for any reason, Dr. Kazerounian will be entitled to receive: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon our performance if termination occurs after the first quarter; (5) a cash payment equal to two times the executive’s annual base salary on the date of termination; (6) a cash payment equal to two times the executive’s target bonus for the year of termination; (7) the unvested portion, if any, of any options, including the options to purchase 1,400,000 common shares granted as part of Dr. Kazerounian’s employment offer, will immediately become fully vested and exercisable; and (8) continued health, medical, life insurance and long-term disability benefits for a period of two years following the date of termination at the same cost as active employees. If the executive is terminated by us (other than for Cause) within the six-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then the executive will be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Dr. Kazerounian will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above. Under the terms of the deferred stock unit award agreement for Dr. Kazerounian, in the event that his employment is terminated after a Change of Control without Cause or he resigns from employment with Freescale for any reason, prior to the first anniversary of the Change in Control, the deferred stock unit award will immediately become fully vested. Under the terms of the nonqualified option award agreement for Dr. Kazerounian, in the event of a Change of Control, the unvested portion of the award becomes vested and exercisable for an additional number of shares subject to the terms of the award agreement. In the event Dr. Kazerounian’s employment is terminated by the Company or any successor thereto, without Cause (as that term is defined in the award agreement), or Dr. Kazerounian resigns, in each case with a termination date prior to the first anniversary of the Change of Control, the options become fully vested and exercisable.

Dr. Kazerounian’s employment agreement contains a Section 280G tax gross-up provision in the event of a Change in Control that occurs other than at a time when our common shares or the common shares of any of our affiliates is not readily tradable on an established securities market or otherwise. However, if it is determined that the payment does not exceed 110% of the safe harbor amount, which equals the maximum payment that Dr. Kazerounian may receive without the payment constituting an “excess parachute payment” within the meaning of Section 280G, then no gross-up payment will be made and the amounts payable following a Change in Control will be reduced so that the payment equals the safe harbor amount.

Dr. Kazerounian is subject to restrictive covenants including non-solicit and non-competition provisions that remain in effect during the one-year period following termination of employment.

Named Executive Officers, excluding Mr. Beyer and Dr. Kazerounian

Named Executive Officers, excluding Mr. Beyer and Dr. Kazerounian, are entitled to benefits under the Executive Employment Agreement (the “Executive Agreement”). The Executive Agreement provides the following payments and benefits in the event that the Named Executive Officer’s employment is terminated for any reason other than termination for “Good Cause,” death or Disability (as those terms are defined in the Executive Agreement): (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) the Named Executive Officer’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the Named Executive Officer’s target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter; (5) the amount equal to the product of (x) 1.5 and (y) the Named Executive Officer’s base salary; and (6) continuation of medical and life insurance benefits for a period of up to eighteen months after termination date. Under the terms of the deferred stock unit award agreement, if the Named Executive Officer’s employment is terminated without Cause, or due to death or Disability (as those terms are defined in the award agreement), in each case after December 31, 2011, the deferred stock units will vest ratably in 25% increments between March 31, 2012 and December 31, 2012. Under the terms of the restricted stock unit award agreement, if the Named Executive Officer’s employment is terminated without Cause, by the Named Executive Officer for Good Reason, or Retirement (as those terms are defined in the award agreement), the restricted stock units vest and become deliverable for an additional number of shares subject to the terms of the award agreement. If the Named Executive Officer’s employment is terminated due to death or Disability, the restricted stock units become fully vested and deliverable. Under the terms of the nonqualified share option award agreement, if the Named Executive Officer’s employment is terminated without Cause, or it is terminated by the Named Executive Officer for Good Reason or Retirement (as those terms are defined in the award agreement), the awards vest and become exercisable for an additional number of shares subject to the terms of the award agreement. If the Named Executive Officer’s employment is terminated due to death or Disability, the options become fully vested and exercisable. Under the terms of the restricted cash award agreement, if the Named Executive Officer’s employment is terminated without Cause, or due to death or Disability (as those terms are defined in the award agreement), in each case following the first anniversary of the date of grant, the cash award will vest ratably in 12.5% increments between October 6, 2009 and July 7, 2011, except for Mr. Greenberg, whose cash award will vest ratably in 12.5% increments between July 6, 2011 and April 6, 2013.

Under the Executive Agreement if within the one-year anniversary following a “Change in Control,” employment is terminated other than for Cause, death or Disability, or it is terminated by the Named Executive Officer for Good Reason (as those terms are defined in the Executive Agreement), the Named Executive Officer will be entitled to receive: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) the Named Executive Officer’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the Named Executive Officer’s target if termination occurs in the first quarter of the year, and based upon our performance if termination occurs after the first quarter; (5) a cash payment equal to two times the Named Executive Officer’s annual base salary on the date of termination; (6) a cash payment equal to two times the Named Executive Officer’s target bonus for the year of termination; and (7) continued health, medical, life insurance and long-term disability benefits for a period of two years following the date of termination at the same cost as active employees. If the executive is terminated by us (other than for Cause) within the six-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then the executive will be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, the Named Executive Officers subject to the Executive Agreement will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above. Under the terms of the deferred stock unit award agreements for the Named Executive Officers, in the event that their employment is terminated after a Change of Control without Cause or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), prior to the first anniversary of the Change in Control, the deferred stock unit award will immediately become fully vested. Under the terms of the restricted stock unit award agreement, in the event that the Named Executive Officer’s employment is terminated after a Change of Control without Cause or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), the restricted stock units immediately become fully vested and deliverable. Under the terms of the nonqualified option award agreement for the Named Executive Officers, in the event of a Change of Control, the unvested portion of the award becomes vested and exercisable for an additional number of shares subject to the terms of the award agreement. In the event the Named Executive Officer’s employment is terminated by the Company or any successor thereto, without Cause or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), in each following a Change of Control, the options become fully vested and exercisable.

The Executive Agreement contains a Section 280G tax gross-up provision in the event of a Change in Control that occurs other than at a time when our common shares or the common shares of any of our affiliates is not readily tradable on an established securities market or otherwise. However, if it is determined that the payment does not exceed 110% of the safe harbor amount, which equals the maximum payment that the Named Executive Officer may receive without the payment constituting an “excess parachute payment” within the meaning of 280G of the IRS Code, then no gross-up payment will be made and the amounts payable following a Change in Control will be reduced so that the payment equals the safe harbor amount.

The Executive Agreement contains restrictive covenants including non-solicit and non-competition provisions that remain in effect during the eighteen-month period following termination of employment.

We offered these severance arrangements to attract and retain the knowledge, skills, and experience of our Named Executive Officers to lead Freescale, together with the Chief Executive Officer, through its transformation. The design of the arrangement also encourages management continuity and organizational stability in the event of a Change in Control.

We structured the Executive Agreement to require both a Change in Control and a termination of employment, in order to minimize the risk of providing excessive severance compensation without an actual termination of employment. Further we have, in the Executive Agreement, limited payment terms under a Change in Control to a two times multiple and limited the period for Good Reason to twelve months after considering market data from our peer group.

2010 DIRECTOR COMPENSATION TABLE

The table below provides information concerning compensation paid to non-employee directors who served during 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Option Awards ($) (d)		Total ($) (h)
Daniel F. Akerson (1)(3)	—		—		—
Richard M. Beyer (2)	—		—		—
Kevin R. Burns (3)	—		—		—
Daniel J. Heneghan (4)	47,164	(3)	62,000	(3)
Thomas Lister (3)	—		—		—
John W. Marren (3)	—		—		—
James A. Quella (1)(3)	—		—		—
Paul C. Schorr, IV (3)	—		—		—
Peter Smitham (3)	—		—		—
Gregory L. Summe (3)	—		—		—
Claudius E. Watts IV (3)	—		—		—

(1)	Mr. Akerson and Mr. Quella, respectively, have been replaced as directors by Mr. Summe and Mr. Chu, respectively.

(2)	Mr. Beyer is an employee of Freescale Inc. and did not receive compensation for his services as a member of our board of directors of Holdings I.

(3)	Non-management directors who are associated with our sponsor companies do not receive compensation for services as a member of our board of directors.

(4)	Mr. Heneghan receives annual director fees of $60,000 and audit committee chair fees of $20,000. For 2010 Mr. Heneghan received a prorated portion of the annual fees as a result of his appointment on May 11, 2010. On July 6, 2010, Mr. Heneghan was granted 50,000 restricted stock units of our common shares granted under the terms of the MIP. These restricted stock units vest in equal installments on the first and second anniversary of the date of grant. The grant date fair value associated with these restricted stock units is $62,000, as calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10K. On December 31, 2010, all restricted stock units granted to Mr. Heneghan under this award were outstanding.

Compensation and Leadership Committee Report

The Compensation and Leadership Committee of the Board is primarily responsible for reviewing, approving and overseeing Freescale’s compensation plans and practices, and works with management to establish Freescale’s executive compensation philosophy and programs. The members of the Compensation and Leadership Committee at the end of the 2010 fiscal year were Peter Smitham, Chairman, John W. Marren, Paul C. Schorr, IV and Gregory L. Summe. The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10–K.

Respectfully, Members of the Compensation and Leadership Committee

Peter Smitham, Chairman

John W. Marren

Paul C. Schorr IV

Gregory L. Summe

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table presents information regarding beneficial ownership of our common shares as of February 4, 2011 by (i) each person who is known by us to beneficially own more than 5% of our common shares; (ii) each of our directors and Named Executive Officers, and (iii) all of our directors and executive officers as a group.

A consortium of private equity funds including our Sponsors and funds advised by our Sponsors and members of our management beneficially own our common shares indirectly through their holdings in Freescale LP, and members of our management also hold our common shares directly. As of February 4, 2011, Freescale LP owned substantially all of our outstanding common shares. Freescale GP is the general partner of Freescale LP and, as such, exercises voting and dispositive power with respect to all shares held by Freescale LP. As of February 4, 2011, Freescale GP was owned equally by investment funds associated with or advised by our Sponsors, as set forth in more detail in note (1) to the table below. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or dispositive power over our common shares held by Freescale LP.

Percentage computations are based on 1,012,883,108 common shares outstanding as of February 4, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC. Each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth above and in the notes to the table. Information with respect to each fund described in the table is based on information provided to us by such funds. Unless otherwise indicated, the address of each person named in the table is c/o Freescale Semiconductor, Inc., 6501 William Cannon Drive West, Austin, Texas 78735.

Freescale Semiconductor Holdings I, Ltd.
Name of Beneficial Owner	Common Shares	% of Common Shares Outstanding
Freescale LP(1)	1,061,264,846	99.98
Richard M. Beyer(2)	5,405,856	*
Alan Campbell(3)	2,024,643	*
Chinh E. Chu(4)	—	—
Daniel J. Heneghan	—	—
Kevin R. Burns (5)	—	—
Thomas H. Lister(6)	—	—
John W. Marren(5)	—	—
Paul C. Schorr, IV(4)	—	—

Peter Smitham(6)	—	—
Gregory L. Summe(7)	—	—
Claudius E. Watts IV(7)	—	—
Jonathan A. Greenberg	—	—
Reza Kazerounian(8)	350,000	*
Henri Richard (9)	546,415	*
Directors and Executive Officers as a group(10)	10,545,757	*

*	Represents less than 1%.

(1)	Includes 49,198,464 common shares subject to the Warrant Agreement, dated December 1, 2006, between Freescale LP and Holdings I. Freescale GP is the general partner of Freescale LP and as such exercises voting and dispositive power with respect to such shares. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (collectively, the “Funds”), as described below. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or dispositive power over the shares of Holdings I held by Freescale LP.

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

The Carlyle Funds’ ownership of Freescale GP includes (i) 167 shares held by Carlyle Partners IV Cayman, L.P. (“CP IV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 33 shares held by CEP II Participations Sarl SICAR (“CEP II P”), which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 27 shares held by Carlyle Asia Partners II, L.P (“CAP II”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 14 shares held by Carlyle Japan Partners, L.P. (“CJP”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 7 shares held by CP IV Coinvestment Cayman, L.P (“CP IV Co-Investment”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 1 share held by CAP II Co-Investment, L.P. (“CAP II Co-Investment”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 1 share held by CJP Co-Investment, L.P. (“CJP Co-Investment” and, together with CP IV, CEP II P, CP IV Co-Investment, CAP II, CAP II Co-Investment and CJP, the “Carlyle Funds”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The shares beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle Shares.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Ltd., a Cayman Islands exempted limited liability company. The sole shareholder of DBD Cayman, Ltd. is DBD Cayman Holdings, Ltd. DBD Cayman Holdings, Ltd. has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman Holdings, Ltd. is controlled by its ordinary members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004.

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

The TPG Funds’ ownership of Freescale GP (the “TPG Shares”) includes (i) 75 shares held by TPG Partners IV-AIV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV-AIV, L.P., whose general partner is TPG GenPar IV-AIV Advisors, Inc., whose sole shareholder is TPG Holdings I, L.P. (“TPG Holdings”); (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“Partners V”), whose general partner is TPG GenPar V-AIV, LP, whose general partner is TPG GenPar V-AIV Advisors, Inc., whose sole shareholder is TPG Holdings; (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”); and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B” and, together with Partners IV, Partners V and TPG FOF A, the “TPG Funds”) , whose general partner is TPG GenPar V LP, whose general partner is TPG GenPar V Advisors, LLC, whose sole member is TPG Holdings, whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, Inc. David Bonderman and James G. Coulter are directors, officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and may therefore be deemed to be the beneficial owners of the TPG shares. The address of TPG Group Holdings (SBS) Advisors, Inc. and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)	Includes (i) 3,305,016 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 2,100,840 restricted stock units vested and that will vest within 60 days of February 4, 2011.

(3)	Includes (i) 1,921,599.29 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 103,044 restricted stock units vested and that will vest within 60 days of February 4, 2011. Mr. Campbell also holds 742 Class A (as defined below) limited partnership interests in Freescale LP, representing less than 1% of the Class A limited partnership interests outstanding.

(4)	Mr. Chu and Mr. Schorr were appointed to the board of directors by the Blackstone Funds. See note (1) above. Mr. Chu is a Senior Managing Director of The Blackstone Group and Mr. Schorr is a senior advisor to The Blackstone Group. The Blackstone Class A Funds (defined below) hold 3,395,055 Class A limited partnership interests in Freescale LP, representing 48.02% of the total Class A limited partnership interests outstanding, as set forth below. Mr. Schorr and Mr. Chu each disclaims beneficial ownership of any shares or interests owned directly or indirectly by the Blackstone Class A Funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 31,793.46 Class A limited partnership interests held by BFIP V-SMD, whose general partner is BMA V; (v) 12,378.17 Class A limited partnership interests held by BFIP V, whose general partner is BMA V; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BMA V; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD, BFIP V, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. Stephen A. Schwarzman is a founding member of BMA V and as such may be deemed to share beneficial ownership of the interests held or controlled by the Blackstone Class A Funds. Each of BMA V and Mr. Schwarzman disclaims beneficial ownership of such interests, except to the extent of such person’s pecuniary interest therein. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. See also note (1) above.

(5)	Mr. Burns and Mr. Marren were appointed to the board of directors by the TPG Funds. See note (1) above. Mr. Burns and Mr. Marren are partners of TPG Capital, L.P., which is an affiliate of each of the TPG Funds. Neither Mr. Burns nor Mr. Marren has voting or investment power over, and each disclaims beneficial interest in, the interests in Holdings I owned by the TPG Funds (the “TPG Interests”). The TPG Interests include the TPG shares and 999,999 Class A limited partnership interests (the “TPG LP Interests”) in Freescale LP, representing 14.14% of the Class A limited partnership interests outstanding. The TPG LP Interests include the following: (i) 300,000 Class A limited partnership interests held by Partners IV; (ii) 696,706 Class A limited partnership interests held by Partners V; (iii) 1,823 Class A limited partnership interests held by TPG FOF A; and (iv) 1,470 Class A limited partnership interests held by TPG FOF B. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of the TPG Funds, may be deemed to be the beneficial owners of the TPG Interests. The address of Messrs. Burns and Marren is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)

Mr. Lister and Mr. Smitham were appointed to the board of directors by the Permira Funds. See note (1) above. Mr. Lister is a Co-Managing Partner of Permira. As of December 31, 2009, Mr. Smitham retired as a Partner of Permira but remains a member of Permira Advisers, LLP. The Permira Class A Funds and Co-Investors (defined below) hold 1,363,749 Class A limited partnership interests in Freescale LP, representing 19.29% of the outstanding Class A limited partnership interests, as set forth below. Mr. Lister and Mr. Smitham each disclaims beneficial ownership of any shares or interests owned directly or indirectly by the Permira Class A Funds and Co-Investors, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.; (iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is WPMG SDF I, LLC; (vi) 4,500 Class A limited partnership interests held by Wilshire U.S. Private Markets Fund VII, L.P. (“PMF VII”), whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is Standard Life Investments (Private Equity) Limited; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is Standard Life Investments (Private Equity) Limited; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is Standard Life Investments (Private Equity) Limited; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is Standard Life Investments (Private Equity) Limited; (xiv) 53.21 Class A limited partnership interests held by ESP Co-Investment Limited Partnership (“ESP Co-Investment”), whose manager is Standard Life Investments (Private Equity) Limited; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is Standard Life Investments (Private Equity) Limited; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is Standard Life Investments (Private Equity) Limited; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is Standard Life Investments (Private Equity) Limited; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is Standard Life Investments (Private Equity) Limited; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is Standard Life Investments (Private Equity) Limited; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is Standard Life Investments (Private Equity) Limited; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and, together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have investment power and beneficial ownership with respect to the Class A interests owned by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. See also note (1) above.

(7)

Mr. Summe and Mr. Watts were appointed to the board of directors by the Carlyle Funds. See note (3) above. Mr. Summe and Mr. Watts are each Managing Directors at The Carlyle Group. The Carlyle Funds hold 1,124,999 Class A limited partnership interests in Freescale LP, representing 15.91% of the total Class A limited partnership interests outstanding, as set forth below. Mr. Summe and Mr. Watts each disclaim beneficial ownership of any shares or interests owned directly or indirectly by such Carlyle Funds, except to the extent of his pecuniary interest therein. Amount is comprised of the following: (i) 754,527.16 Class A limited partnership interests held by CP IV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 30,472.84 Class A limited partnership interests held by CP IV Co-Investment, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 150,000.00 Class A limited partnership interests held by CEP II P, which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 121,585.87 Class A limited partnership interests held by CAP II, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 61,494 Class A limited partnership interests held by CJP, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 3,506 Class A limited partnership interests held by CJP Co-Investment, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The Class A limited partnership interests beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle LP Interests.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Limited, a Cayman Islands exempted limited liability company. DBD Cayman, Limited has investment discretion and dispositive power over the Carlyle LP Interests. DBD

Cayman, Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle LP Interests requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaims beneficial ownership of the Carlyle LP Interests except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004. See also note (1) above.

(8)	Includes 350,000 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011.

(9)	Includes (i) 389,610 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 156,805 restricted stock units vested and that will vest within 60 days of February 4, 2011.

(10)	Includes (i) 7,885,087 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011, and (ii) 2,660,670 restricted stock units vested and that will vest within 60 days of February 4, 2011. See notes (1) through (9) above.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Arrangements with Our Sponsors

We are parties to the agreements described below with our Sponsors and persons and entities that are investors in Freescale LP.

Shareholders’ Agreement

Our Sponsors are parties to a shareholders’ agreement with respect to their interests in Freescale GP, the general partner of Freescale LP. Among other things, this agreement establishes the composition of the board of Freescale GP and provides for restrictions on the transfer of shares of Freescale GP. The shareholders’ agreement also provides that certain actions by Freescale GP, Freescale LP or any of their subsidiaries require the approval of a majority of the directors appointed by our Sponsors, including amendments to the organizational documents of such entities, amendments or waivers of any debt documents, equity issuances, the registration of equity securities in connection with an initial public offering and acquisitions or sales of assets. The shareholders’ agreement also provides for customary indemnification of our directors, shareholders and their affiliates.

Investors Agreement

Our Sponsors are parties to an investors agreement that provides that no holder of any equity interests in us or Freescale LP may transfer its equity interests except to permitted transferees and except in compliance with certain restrictions on transfer. The investors agreement also provides certain investors with the right to “tag-along” and sell a pro rata portion of their equity interests if other investors propose to sell all or a portion of their equity interests. Additionally, investors holding a majority of the Class A limited partnership interests in Freescale LP have the right to cause a sale of us or Freescale LP and to require the other equityholders to participate in such a sale. Pursuant to the investors agreement, any of our equity or the equity of Freescale LP held by employees of Freescale Inc. is subject to put and call rights under specified circumstances. If Freescale LP or its subsidiaries propose to issue new equity securities, our equityholders and the equityholders of Freescale LP will have the right to purchase their pro rata share of such new securities.

Registration Rights Agreement

The equity holders of Freescale LP are parties to a registration rights agreement providing for certain customary demand and piggyback registration rights (including customary indemnification) and Rule 144 sale provisions applicable to specified parties.

Management Agreements

We are party to management agreements with affiliates or advisors of certain members of the consortium of private equity funds that acquired Freescale Inc., including affiliates or advisors of our Sponsors, pursuant to which such entities or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provide management and advisory services to us and receive specified consideration for such services. We paid an aggregate of $16 million for management services for the year ended December 31, 2010. The management agreements have a 10-year term but may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the Advisors will receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. The management agreements include customary exculpation and indemnification provisions in favor of the Advisors.

Equity Healthcare

Freescale Inc. is party to an agreement with Equity Healthcare LLC, an affiliate of The Blackstone Group. Equity Healthcare negotiates with providers of administrative services for health benefit plans and other related services for cost discounts. Equity Healthcare also provides quality-of-service monitoring capability for health care plans. Because of the combined purchasing power of its client participants, we believe that Equity Healthcare is able to negotiate pricing terms from providers that are more favorable than we could otherwise obtain on an individual basis.

Freescale Inc. paid Equity Healthcare $185,200 under this agreement for the year ended December 31, 2010. The agreement expires on December 31, 2011 and automatically renews for a one-year period unless either party provides notice of non-renewal 90 days prior to the scheduled expiration date.

Equity Healthcare is an affiliate of Blackstone, one of our Sponsors, on behalf of which Mr. Chu and Mr. Schorr are members of our board of directors. Blackstone, Mr. Chu and Mr. Schorr are affiliated with Equity Healthcare and may have an indirect pecuniary interest in the payments made by us to Equity Healthcare.

Other Arrangements

We have contracted with TPG Capital for consulting services in our supply chain and manufacturing organization. We paid TPG Capital a total of less than $1 million for the year ended December 31, 2010, for consulting services provided under these consulting contracts. We have no current consulting contracts with TPG Capital. TPG Capital is one of our Sponsors on behalf of which John Marren and Kevin Burns are members of our Board.

Warrant

On December 1, 2006, we issued to Freescale LP a warrant to purchase approximately 49.2 million common shares from us with an exercise price equal to $7 per share. The warrant was issued pursuant to a warrant agreement containing customary anti-dilution and other provisions. The warrant may be exercised in whole or in part at any time and from time to time.

Statement of Policy Regarding Transactions with Related Persons

The board of directors has adopted a written policy to review and approve any transaction with our Sponsors or their affiliates in excess of $5 million. None of the transactions described above other than the management fee agreements were approved under this policy because they did not exceed the dollar threshold.

Item 14:	Principal Accountant Fees and Services

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for 2010 and 2009, and fees for other services rendered by KPMG LLP for 2010 and 2009:

	Year Ended December 31,
Fees	2010	2009
Audit Fees (1)	$2,528,000	$2,323,000
Non-audit fees	—	—
Tax fees	—	—
All other fees (2)	31,000	46,000

Total Fees	$2,559,000	$2,369,000

(1)	In 2010 and 2009, consists of services rendered primarily in connection with the audit of our annual financial statements, reviews of our debt refinancing transactions and statutory audits.

(2)	In 2010 and 2009, consists of services rendered in connection with local attestation requirements and other miscellaneous fees.

Audit and Legal Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit and Legal Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit and Legal Committee has adopted policies and procedures for the pre-approval of services provided by our independent registered public accounting firm. The policies and procedures provide that management and our independent registered public accounting firm jointly submit to the Audit and Legal Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policies and procedures provide that the Audit and Legal Committee may also pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and our independent registered public accounting firm to provide quarterly updates to the Audit and Legal Committee regarding services rendered to date and services yet to be performed.

The Audit and Legal Committee may delegate pre-approval authority for audit and non-audit services to our Chief Accounting Officer, who can pre-approve services up to a maximum fee of $250,000. Any service pre-approved by our Chief Accounting Officer must be reported to the Audit and Legal Committee at the next scheduled quarterly meeting.

The audit, audit-related, tax and other services provided by KPMG LLP in 2010 were pre-approved by the Audit and Legal Committee in accordance with its pre-approval policy.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.1	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006 (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.2	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007 (incorporated by reference to Exhibit 3.2 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007 (File No. 333-141128-05)).

3.3	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd. (incorporated by reference to Exhibit 3.15 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007 (File No. 333-141128-05)).

3.4	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008 (incorporated by reference to Exhibit 3.21 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

4.1	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9.125% / 9.875% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, including the forms of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.2	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016, including the form of note (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.3	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.4	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.5	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 4.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.6	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P. (incorporated by reference to Exhibit 4.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.7	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.8	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.9	Indenture, dated as of February 19, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.125% Senior Secured Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

4.10	Indenture, dated as of April 13, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.25% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

4.11	Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 10.75% Senior Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

10.1	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.2	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.3	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.4	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisers LLC (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.5	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar IV—AIV, L.P. (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.6	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar V—AIV, L.P. (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.7+	Freescale Holdings 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.8+	Form of Freescale Holdings Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.9+	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option) (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.10+	Form of Freescale Holdings Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.11+	Freescale Holdings Dividend Rights Plan (incorporated by reference to Exhibit 10.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.12+	Form of Freescale Holdings L.P. Award Agreement (incorporated by reference to Exhibit 10.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.13+	Freescale Holdings L.P. 2006 Interest Plan (incorporated by reference to Exhibit 10.13 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.14	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.15	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.16	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.19 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.17+	Separation Agreement, dated February 12, 2008, between Freescale Semiconductor, Inc. and Michel Mayer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

10.18+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

10.19+	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.31 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

10.20+	Repurchase Letter Agreement, dated April 30, 2008, between Freescale Holdings L.P. and Michel Mayer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on May 6, 2008).

10.21+	Form Employment Agreement (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 5, 2008).

10.22	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.23	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.24	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.25+	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.26+	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.27+	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.28+	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.29+	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on September 30, 2008).
10.30+	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.31+	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.32+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Paul Grimme (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on December 9, 2008).

10.33+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Sandeep Chennakeshu (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on December 9, 2008, and incorporated by reference herein).

10.34+	Form of Indemnification Agreement for the Company’s Directors and certain officers (incorporated by reference to Exhibit 10.45 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.35+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009 (incorporated by reference to Exhibit 10.46 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.36+	Form of Amendment to the Employment Agreement for certain officers (incorporated by reference to Exhibit 10.47 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.37	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd., Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on March 17, 2009).

10.38+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.39+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.40+	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, filed with the SEC on April 24, 2009).

10.41+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.42+	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.43+	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, filed with the SEC on October 23, 2009).

10.44	Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

10.45	Intellectual Property Security Agreement, dated February 19, 2010, by and between Freescale, the guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

10.46	Amendment Agreement dated as of February 19, 2010, to the Credit Agreement dated as of December 1, 2006, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

10.47	Form of Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference as Exhibit A to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

10.48	Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.49	Intellectual Property Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.50+		Registration Rights Agreement, dated September 30, 2010, by and among Freescale, the Guarantors party thereto and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Freescale Current Report on Form 8-K filed with the SEC on October 5, 2010).

10.51+	*	Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement.

10.52+	*	Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement.

10.53+	*	Separation and Release Agreement, dated January 12, 2011, by and between Freescale Semiconductor, Inc. and Alex Pepe.

12.1	*	Statement of Computation of Ratios.

21.1	*	Subsidiaries of Freescale Semiconductor Holdings I, Ltd.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32.1	*	Section 1350 Certification (Chief Executive Officer).

32.2	*	Section 1350 Certification (Chief Financial Officer).

+	Indicates a management contract or compensatory plan arrangement
*	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor Holdings I, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

By:	/S/ RICHARD BEYER
Richard Beyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor Holdings I, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD BEYER	Chairman of the Board and Chief Executive Officer	February 11, 2011
Richard Beyer	(Principal Executive Officer)

/S/ ALAN CAMPBELL	Chief Financial Officer (Principal Financial Officer)	February 11, 2011
Alan Campbell

/S/ RANDY A. HYZAK	Chief Accounting Officer (Principal Accounting Officer)	February 11, 2011
Randy A. Hyzak

/S/ KEVIN R. BURNS	Director	February 11, 2011
Kevin R. Burns

/S/ CHINH E. CHU	Director	February 11, 2011
Chinh E. Chu

/S/ DANIEL J. HENEGHAN	Director	February 11, 2011
Daniel J. Heneghan

/S/ THOMAS H. LISTER	Director	February 11, 2011
Thomas H. Lister

/S/ JOHN W. MARREN	Director	February 11, 2011
John W. Marren

/S/ PAUL C. SCHORR, IV	Director	February 11, 2011
Paul C. Schorr, IV

/S/ PETER SMITHAM	Director	February 11, 2011
Peter Smitham

/S/ GREGORY L. SUMME	Director	February 11, 2011
Gregory L. Summe

/S/ CLAUDIUS E. WATTS IV	Director	February 11, 2011
Claudius E. Watts IV