Form 10-Q
period 2011-04-01
Freescale Semiconductor Holdings I, Ltd.
filed 2011-04-25
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

There is no public trading market for the registrant’s common shares. As of April 18, 2011 there were 1,012,883,108 shares of the registrant’s common shares, par value $0.005 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(in millions)	April 1, 2011	April 2, 2010

Net sales	$1,194	$1,020
Cost of sales	710	651

Gross margin	484	369
Selling, general and administrative	131	117
Research and development	202	191
Amortization expense for acquired intangible assets	63	121
Reorganization of business and other	91	1

Operating loss	(3)	(61)
Loss on extinguishment or modification of long-term debt, net	—	(47)
Other expense, net	(148)	(153)

Loss before income taxes	(151)	(261)
Income tax benefit	(3)	(4)

Net loss	$(148)	$(257)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	April 1, 2011 (Unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$1,035	$1,043
Accounts receivable, net	474	457
Inventory, net	742	732
Other current assets	267	260

Total current assets	2,518	2,492

Property, plant and equipment, net	976	1,111
Intangible assets, net	253	309
Other assets, net	350	357

Total assets	$4,097	$4,269

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Notes payable and current portion of long-term debt and capital lease obligations	$34	$34
Accounts payable	400	431
Accrued liabilities and other	616	554

Total current liabilities	1,050	1,019
Long-term debt	7,575	7,582
Other liabilities	548	602

Total liabilities	9,173	9,203

Shareholders’ deficit:
Common shares, par value $.005 per share; 2,000 shares authorized, 1,013 issued and outstanding at April 1, 2011 and December 31, 2010	5	5
Treasury share, at cost	(1)	(1)
Additional paid-in capital	7,291	7,284
Accumulated other comprehensive earnings	26	27
Accumulated deficit	(12,397)	(12,249)

Total shareholders’ deficit	(5,076)	(4,934)

Total liabilities and shareholders’ deficit	$4,097	$4,269

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(in millions)	April 1, 2011	April 2, 2010

Cash flows from operating activities:
Net loss	$(148)	$(257)
Depreciation and amortization	202	262
Reorganization of business and other	91	1
Share-based compensation	7	6
Deferred incomes taxes	(4)	—
Loss on extinguishment and modifications of long-term debt, net	—	47
Other non-cash items	14	21
Change in operating assets and liabilities:
Accounts receivable, net	(13)	(52)
Inventory, net	(42)	(6)
Accounts payable and accrued liabilities	(55)	30
Other operating assets and liabilities	(27)	(26)

Net cash provided by operating activities	25	26

Cash flows from investing activities:
Capital expenditures	(21)	(42)
Sales and purchases of short-term and other investments, net	1	2
Proceeds from sale of property, plant and equipment and assets held for sale	1	11
Payments for purchase licenses and other assets	(19)	(19)

Net cash used for investing activities	(38)	(48)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(9)	(837)
Debt issuance proceeds	—	750
Debt issuance costs and other	—	(48)

Net cash used for financing activities	(9)	(135)

Effect of exchange rate changes on cash and cash equivalents	14	(15)

Net decrease in cash and cash equivalents	(8)	(172)
Cash and cash equivalents, beginning of period	1,043	1,363

Cash and cash equivalents, end of period	$1,035	$1,191

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Overview and Basis of Presentation

Overview: With a heritage of innovation and product leadership spanning over 50 years, Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), based in Austin, Texas, is the global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers, single-and multi-core microprocessors, applications processors and digital signal processors. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency, power management, analog, mixed-signal devices and sensors. We combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that simplify our customers’ development efforts and shorten their time to market. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

On February 11, 2011, we filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-1 relating to a proposed initial public offering of Holdings I common shares. The offering is subject to market and other conditions.

Basis of Presentation: The accompanying condensed consolidated financial statements for Holdings I as of April 1, 2011 and December 31, 2010, and for the three months ended April 1, 2011 and April 2, 2010 are unaudited, with the December 31, 2010 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 1, 2011 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2010 Annual Report on Form 10-K filed with the SEC. The results of operations for the three months ended April 1, 2011 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2010 Annual Report on Form 10-K. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2011	April 2, 2010

Interest expense	$(151)	$(148)
Interest income	2	3

Interest expense, net	(149)	(145)
Other, net	1	(8)

Other expense, net	$(148)	$(153)

Cash paid for interest was $94 million and $62 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

During the first quarter of 2011, we recorded a $2 million pre-tax gain in other expense, net related to foreign currency fluctuations. This gain was partially offset by pre-tax losses of less than $1 million primarily attributable to changes in the fair value of our interest rate swaps and interest rate caps recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), as well as one of our investments accounted for under the equity method.

During the first quarter of 2010, we recognized pre-tax losses in other expense, net of $6 million due to the change in the fair value of our interest rate swaps and interest rate caps recorded in accordance with ASC Topic 815. In addition, we recorded $2 million in pre-tax losses attributable to foreign currency fluctuations and one of our investments accounted for under the equity method.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010

Net loss	$(148)	$(257)
Net foreign currency translation adjustments	(1)	—
Net unrealized gain (loss) on derivatives	—	—

Total comprehensive loss	$(149)	$(257)

Balance Sheet Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	April 1, 2011	December 31, 2010
Work in process and raw materials	$533	$533
Finished goods	209	199

	$742	$732

As of April 1, 2011 and December 31, 2010, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $103 million and $97 million, respectively. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net

Depreciation and amortization expense was approximately $114 million and $121 million for the three months ended April 1, 2011 and April 2, 2010, respectively, including capital lease amortization expense of $2 million and $4 million, respectively. Accumulated depreciation and amortization was approximately $2,383 million and $2,280 million at April 1, 2011 and December 31, 2010, respectively.

Effective January 1, 2011, in order to more accurately reflect the expected useful lives of certain property, plant and equipment assets, we extended the estimated depreciable lives of certain of our probe, assembly and test equipment. As a result of this change in our accounting estimate, in the first quarter of 2011, depreciation expense was reduced by approximately $18 million and operating loss and net loss decreased by the same amount.

(3) Fair Value Measurement

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC Topic 820, “Fair Value Measurement and Disclosures” establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are market inputs participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and,

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of April 1, 2011 and December 31, 2010, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first three months of 2011 and 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

As of April 1, 2011:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$675	$675	$—	$—
Time deposits (1)	184	184	—	—
Foreign currency derivative contracts (2)	4	—	4	—
Interest rate cap agreements (3)	—	—	—	—

Total Assets	$863	$859	$4	$—

Liabilities
Interest rate swap agreements (4)	$11	$—	$11	$—
Foreign currency derivative contracts (2)	1	—	1	—

Total Liabilities	$12	$—	$12	$—

As of December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$754	$754	$—	$—
Time deposits (1)	166	166	—	—
Foreign currency derivative contracts (2)	6	—	6	—
Interest rate cap arrangements (3)	1	—	1	—

Total Assets	$927	$920	$7	$—

Liabilities
Interest rate swap agreements (4)	$12	$—	$12	$—
Foreign currency derivative contracts (2)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at April 1, 2011 and December 31, 2010:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate cap arrangements are reported as other assets.
(4)	Interest rate swap agreements are reported as accrued liabilities and other or other liabilities.

Valuation Methodologies

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

Refer to Note 5, “Risk Management,” for further discussion of our foreign currency derivatives contracts and our interest rate swap and cap contracts.

The following table summarizes the change in the fair value for Level 3 inputs for the three months ended April 2, 2010:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended April 2, 2010	Auction rate securities (2)	Other derivatives (2)	Interest rate swap agreements	Total Gains (Losses)

Balance as of January 1, 2010	$30	$3	$—
Total gains or losses (realized or unrealized):
Included in earnings (1)	1	(1)	—	—
Included in OCI	—	—	—	—
Purchases, sales, issuances, and settlements, net	(2)	—	—
Transfers in and/or out of Level 3	—	—	—

Balance as of April 2, 2010	$29	$2	$—	$—

The amount of total gains or losses for the quarter ended April 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of April 2, 2010 (1)	$1	$(1)	$—	$—

(1)	The realized and unrealized gains (losses) reflected in the table above for the three months ended April 2, 2010 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.
(2)	We sold our ARS and related redemption rights to UBS in the second quarter of 2010.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount of our long-term debt, which was $7,951 million and $7,863 million at April 1, 2011 and December 31, 2010 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of April 1, 2011 and December 31, 2010, the carrying value of these assets was $5 million and $6 million, respectively.

(4) Debt

Our long-term debt at April 1, 2011 and December 31, 2010 consisted of the following:

	April 1, 2011	December 31, 2010
Extended maturity term loan	$2,230	$2,237
Revolving credit facility	532	532
Senior secured 10.125% notes due 2018	750	750
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	255	255
Senior unsecured 8.875% notes due 2014	886	886
Senior unsecured 10.75% notes due 2020	750	750
Senior subordinated 10.125% notes due 2016	764	764

	7,604	7,611
Less: current maturities	(29)	(29)

Total long-term debt	$7,575	$7,582

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011 and in connection with our proposed initial public offering, Freescale Inc. entered into an amendment to the senior secured credit facilities (the “Credit Facility”) to, among other things, allow for the replacement of its existing revolving credit facility thereunder (the “Revolver”) with a new revolving credit facility (the “Replacement Revolver”). We have received commitments of $425 million for the Replacement Revolver, subject to increase to $500 million in certain circumstances. The Replacement Revolver will be available, and the amendments will be effective, subject to Freescale Inc.’s satisfaction of certain conditions, including (i) the absence of any default under the credit agreement, (ii) receipt of all necessary fees by the administrative agent, (iii) confirmation that the representations and warranties of Freescale Inc. and the other lender parties are true and correct in all material respects, (iv) the perfection of the security interest in the collateral (to the extent required by the Credit Facility), (v) delivery of customary closing certificates and opinions and (vi) the completion of our proposed initial public offering. The Replacement Revolver has the same terms and conditions as those applicable to the Revolver, except for such changes as have been agreed to by Freescale Inc. and the lenders, including the amendments described below. The Replacement Revolver will be available to us until July 1, 2016. However, the maturity will be accelerated to September 1, 2014, in the event that Freescale Inc’s total leverage ratio for the June 30, 2014 test period, (as calculated under the Credit Facility) is greater than 4:1 and the aggregate outstanding principal amount of Freescale Inc.’s outstanding unsecured notes maturing on December 15, 2014 exceeds $500 million as of September 1, 2014. (Refer to “Liquidity and Capital Resources – Adjusted EBITDA” following the footnotes to our condensed consolidated financial statements for further discussion of Adjusted EBITDA.) We expect to repay the full amount outstanding under the Revolver with proceeds from our proposed initial public offering. Furthermore, while the Replacement Revolver is expected to be undrawn at the closing of such offering, any outstanding letters of credit will reduce the available capacity.

In addition, the Credit Facility amendment, among other things, (i) amends the senior credit facilities to permit “amend and extend” transactions with only the consent of Freescale Inc. and the lenders holding the modified loans, (ii) amends the Credit Facility to permit future replacement revolving credit facilities with only the consent of Freescale Inc., the administrative agent, swing line lender, letter of credit issuer and the lenders providing the replacement revolving loan commitments and (iii) modifies Freescale Inc.’s general restricted payments basket and payment of restricted junior debt basket, including by providing for a new shared $200 million basket. These amendments will provide Freescale Inc. with greater flexibility to extend the maturities of the senior credit facilities and will increase the amount available to pay dividends, prepay junior debt and make other restricted payments. In consideration of the foregoing, we will pay amendment and consent fees of approximately $4 million in the aggregate upon effectiveness of the amendment.

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of 10.125% senior secured notes maturing on March 15, 2018 (the “10.125% Secured Notes”) in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 (subject to acceleration to September 1, 2014 in certain circumstances) and is now referred to as the “Extended Term Loan.” Refer to our December 31, 2010 Annual Report on Form 10-K for the definition and further discussion of the Original Maturity Term Loan and the Incremental Term Loans.

In the first quarter of 2010, we recorded a net charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the completion of the A&E Arrangement, which included the extinguishment of debt and the issuance of the 10.125% Secured Notes, and gains on repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement which were not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC

Subtopic 470-50”), the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs associated with closing the A&E Arrangement, partially offset by gains from repurchases of debt.

Open-Market Bond Repurchases

In the first quarter of 2010, Freescale Inc. repurchased $68 million of its senior unsecured notes at an $8 million pre-tax gain, net. We made no such repurchases in the first quarter of 2011.

Credit Facility

At April 1, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,230 million Extended Term Loan and (ii) the Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $590 million and $532 million outstanding, as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $49 million of the Revolver after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

The interest rate on the Extended Term Loan and the Revolver at April 1, 2011 was 4.51% and 2.26%, respectively. (The spread over LIBOR with respect to the Extended Term Loan and the Revolver is 4.25% and 2.00%, respectively.) In addition, the Revolver had a remaining borrowing capacity of $32 million, excluding the LCPI commitment and $25 million in outstanding letters of credit at April 1, 2011.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,842 million in senior secured, senior unsecured and senior subordinated notes outstanding at April 1, 2011, consisting of (i) $750 million of 10.125% Secured Notes, (ii) $1,380 million of senior secured 9.25% notes due 2018 (“9.25% Secured Notes”), (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $255 million of senior unsecured 9.125% / 9.875% PIK-election notes due 2014 (“PIK-Election Notes”), (v) $886 million of senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), (vi) $750 million of senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”), and (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.31% on April 1, 2011) plus 3.875% per annum.

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

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. See Note 5 for further details of these interest rate swap and cap contracts.

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates, and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

Freescale Inc. is not subject to any maintenance covenants under the senior credit facilities or indentures and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under the Credit Facility and indentures. We are unable to incur specified indebtedness, pay dividends, make certain investments, prepay junior debt or make other restricted payments, in each case not otherwise permitted by the senior credit facilities or indentures, unless, after giving effect to the proposed activity: (i) our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1, and (ii) our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1. In addition, we may not designate any subsidiary as unrestricted or engage in certain mergers, unless, after giving effect to the proposed transaction: (i) our senior secured first lien leverage ratio would be no greater than 3.5:1, and (ii) our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. Accordingly, if we fail to meet any of these ratios, we are not in default under the Credit Facility or the indentures. Rather, we are then not able to engage in the applicable activity, unless otherwise permitted by the Credit Facility and the indentures.

The indentures also provide for customary affirmative covenants, including financial reporting and payment of taxes, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding notes will become due and payable immediately without further action or notice. If any other event of default under the applicable indenture occurs or is continuing, the trustee or holders of at least 30% in aggregate principal amount of the then outstanding class of notes may declare all of such class of notes to be due and payable immediately.

The Credit Facility also contains customary affirmative covenants, including maintenance of insurance, financial reporting, compliance with applicable laws and inspection rights, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all amounts owed under the Credit Facility (including all outstanding loans and accrued interest thereon) automatically become due and payable and the borrower is automatically required to cash collateralize the letter of credit obligations. If any other event of default under the Credit Facility occurs and is continuing, the administrative agent may and, at the request of lenders holding more than 50% of the outstanding loans, letters of credit and unused commitments, shall, declare the commitments to be terminated, declare all amounts owed under the Credit Facility to become due, require that the borrower cash collateralize the letter of credit obligations and exercise any other rights available to the administrative agent or the lenders under the senior credit facilities or applicable law.

As of April 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facilities and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. Accordingly, we are restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Fair Value

At April 1, 2011 and December 31, 2010, the fair value of the aggregate principal amount of our long-term debt was approximately $7,951 million and $7,863 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

(5) Risk Management

Foreign Currency Risk

At April 1, 2011 and December 31, 2010, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $126 million and $187 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain of less than $1 million at both April 1, 2011 and December 31, 2010. Forward contract pre-tax gains (losses) of $4 million and less than $(1) million for the first quarter 2011 and 2010, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 1, 2011	December 31, 2010
Euro	$45	$54
Malaysian Ringgit	$15	$69
Japanese Yen	$11	$39
Swedish Krona	$9	$6
Israeli Shekel	$8	$16
Taiwan Dollar	$(12)	$(12)

We have provided $1 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of April 1, 2011. This amount is classified as restricted cash and is recorded as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Cash Flow Hedges

At April 1, 2011 and December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $83 million and $114 million, and a fair value of a net unrealized gain of $3 million and $3 million, respectively. These forward and option contracts have original maturities of less than one year. A pre-tax gain of less than $1 million for the first quarter of 2011 was recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. At April 1, 2011, we had effectively fixed our interest rate on $200 million of our variable interest rate debt through December 1, 2012 with interest rate swaps. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.31% at April 1, 2011) from the counterparties. In the first quarter of 2011 and 2010, in accordance with ASC Topic 815, we recognized pre-tax losses of less than $1 million and $3 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. At April 1, 2011, we had effectively fixed our interest rate on $400 million of our variable interest rate debt through December 1, 2012 with interest rate caps. In the first quarter 2011 and 2010, in accordance with ASC Topic 815, we recognized pre-tax losses of less than $1 million and $3 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of April 1, 2011, we believe that our exposure to counterparty risk is immaterial.

Refer to Note 3, “Fair Value Measurement,” for further information on our foreign currency derivatives and our interest rate swap and cap agreements.

(6) Income Taxes

As of April 1, 2011, our effective tax rate was a tax benefit of 2%, including a net income tax benefit of $8 million associated with discrete events. These discrete events relate primarily to the release of a valuation allowance related to certain deferred tax assets of a foreign subsidiary. As of April 2, 2010, our effective tax rate was also a tax benefit of 2%, including a net income tax benefit of $8 million associated with discrete events, which were attributable primarily to the reversal of interest and penalties on uncertain tax positions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the

Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

(7) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $87 million as of April 1, 2011.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, Freescale Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis, as the amount and timing of cash payments become fixed or readily determinable, for the estimated remediation periods, ranging from seven years to over 50 years.

As of April 1, 2011 and December 31, 2010, the undiscounted future cash flows are estimated at $88 million. The expected payments for 2011 through 2015 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $67 million anticipated thereafter. Accruals at April 1, 2011 and December 31, 2010 were $41 million, the majority of which are included in other liabilities on the accompanying Condensed Consolidated Balance Sheet. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could materially differ from the amounts accrued. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8 in our December 31, 2010 Annual Report on Form 10-K.

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

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (BGA) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the administrative law judge issued his determination finding in favor of the respondents and recommended that no injunction barring importation of the respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the administrative law judge’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Circuit Court of Appeals, which issued an opinion upholding the ITC’s final order. The Federal Circuit recently denied Freescale’s request to re-hear the appeal before the entire panel of justices. In September 2010, the asserted patents expired, thus nullifying the

Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation, which remains stayed pending resolution of certain procedural issues in the ITC and Federal Circuit, and have recorded no associated liability as of April 1, 2011.

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, and Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved in the ITC matter and other patents owned by Rambus. Rambus seeks unspecified monetary damages, enhanced damages, and injunctive relief. The ITC hearing is currently scheduled to take place in October, 2011. We continue to assess the merits of the ITC complaint and the Northern District of California lawsuit.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At April 1, 2011, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At April 1, 2011, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at April 1, 2011, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

(8) Reorganization of Business and Other

Three Months Ended April 1, 2011

Sendai Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the current environment, prohibit us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai fabrication facility ceased operations at the time of the earthquake, and we are unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the first quarter of 2011 and in accordance with ASC Topic 225, “Extraordinary and Unusual Items,” we reported $90 million in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other items in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this decision. We expect to complete the payments associated with these actions by the end of 2011. These non-cash charges and cash costs do not take into consideration any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

We are continuing to assess the situation in Sendai and evaluate the associated non-cash charges and cash costs. At each reporting date, we will review our accruals for employee termination benefits, exit costs and other contingencies associated with our Sendai facilities, which consist primarily of termination benefits (principally payroll and other incentive costs), to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive their full termination benefits or were redeployed due to circumstances not currently foreseen. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$—	12	—	—	$12
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	—	—	$12

Related headcount	—	480	—	—	480

Exit and Other Costs	$—	7	—	—	$7

We recorded $12 million in employee termination benefits associated with the closure of the Sendai fabrication facility in the first quarter of 2011. We will make payments to these 480 separated employees through the end of 2011. In addition, we also recorded $7 million of exit costs related to the termination of various supply contracts.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai fabrication facility and the Sendai design center, we recorded $49 million in non-cash asset impairment charges in the first quarter of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first quarter of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $7 million of operational costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility, which is expected to occur during the fourth quarter of 2011, with the reduction in headcount occurring through the second quarter of 2012. In each of the first quarters of 2011 and 2010, our severance and exit costs and other non-cash charges associated with the Reorganization of Business Program were $1 million.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$157	—	—	(10)	$147
Selling, general and administrative	12	—	—	(1)	11
Research and development	16	—	—	—	16

Total	$185	—	—	(11)	$174

Related headcount	1,420	—	—	(70)	1,350

Exit and Other Costs	$15	—	—	(2)	$13

The $11 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,350 employees through the first half of 2012. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai Fabrication Facility and Design Center,” for other charges associated with this facility in the first quarter of 2011 as a result of the earthquake in Japan. In addition, in the first quarter of 2011, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.

Three Months Ended April 2, 2010

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

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2010. We reversed $4 million of severance accruals as a result of 65 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $1 million of exit costs related to underutilized office space which was previously vacated in connection with our Reorganization of Business Program. In the first quarter of 2010, $4 million of these exit costs were paid.

Asset Impairment Charges and Other Costs

During the first quarter of 2010, we recorded $5 million of non-cash asset impairment charges related to our manufacturing facility in East Kilbride, Scotland which was classified as held-for-sale as of April 2, 2010.

Other Reorganization of Business Programs

In the first quarter of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010, we had no remaining severance relocation or exit cost accrual associated with these programs.

(9) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Holdings I. The reporting entity subsequent to the Merger is Holdings I, substantially all of which is owned by Freescale LP. (The relationship between the Company and Freescale LP is defined and discussed in Note 1 to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K.)

In connection with the Merger, the A&E Arrangement completed in the first quarter of 2010, and subsequent debt issuances completed in the second and third quarters of 2010, we have $4,842 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of April 1, 2011, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by certain of our parent companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of April 1, 2011, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of April 1, 2011 and December 31, 2010 and for the three months ended April 1, 2011 and April 2, 2010 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,596	$1,656	$(2,058)	$1,194
Cost of sales	—	—	1,178	1,590	(2,058)	710

Gross margin	—	—	418	66	—	484
Selling, general and administrative	1	—	156	53	(79)	131
Research and development	—	—	130	72	—	202
Amortization expense for acquired intangible assets	—	—	63	—	—	63
Reorganization of business and other	—	—	17	74	—	91

Operating (loss) earnings	(1)	—	52	(133)	79	(3)
Other expense, net	(147)	(147)	(192)	77	261	(148)

Loss before income taxes	(148)	(147)	(140)	(56)	340	(151)
Income tax expense (benefit)	—	—	7	(10)	—	(3)

Net loss	$(148)	$(147)	$(147)	$(46)	$340	$(148)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 2, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,297	$1,448	$(1,725)	$1,020
Cost of sales	—	—	1,042	1,334	(1,725)	651

Gross margin	—	—	255	114	—	369
Selling, general and administrative	1	—	159	49	(92)	117
Research and development	—	—	126	65	—	191
Amortization expense for acquired intangible assets	—	—	121	—	—	121
Reorganization of business and other	—	—	(3)	4	—	1

Operating loss	(1)	—	(148)	(4)	92	(61)
Gain on extinguishment or modification of long-term debt, net	—	—	(47)	—	—	(47)
Other (expense) income, net	(256)	(256)	(61)	91	329	(153)

(Loss) earnings before income taxes	(257)	(256)	(256)	87	421	(261)
Income tax benefit	—	—	—	(4)	—	(4)

Net (loss) earnings	$(257)	$(256)	$(256)	$91	$421	$(257)

Supplemental Condensed Consolidating Balance Sheet April 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$137	$898	$—	$1,035
Inter-company receivable	192	—	717	563	(1,472)	—
Accounts receivable, net	—	—	145	329	—	474
Inventory, net	—	—	247	495	—	742
Other current assets	—	—	168	99	—	267

Total current assets	192	—	1,414	2,384	(1,472)	2,518
Property, plant and equipment, net	—	—	542	434	—	976
Investment in affiliates	(5,233)	(5,231)	1,502	—	8,962	—
Intangible assets, net	—	—	252	1	—	253
Inter-company note receivable	—	108	9	139	(256)	—
Other assets, net	—	—	178	172	—	350

Total Assets	$(5,041)	$(5,123)	$3,897	$3,130	$7,234	$4,097

Liabilities and Shareholders’ (Deficit) Equity

Current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	—	—	610	862	(1,472)	—
Accounts payable	—	—	230	170	—	400
Accrued liabilities and other	5	—	352	259	—	616

Total current liabilities	5	—	1,224	1,293	(1,472)	1,050
Long-term debt	—	—	7,575	—	—	7,575
Inter-company note payable	30	109	—	117	(256)	—
Other liabilities	—	1	329	218	—	548

Total liabilities	35	110	9,128	1,628	(1,728)	9,173

Total shareholders’ (deficit) equity	(5,076)	(5,233)	(5,231)	1,502	8,962	(5,076)

Total Liabilities and Shareholders’ (Deficit) Equity	$(5,041)	$(5,123)	$3,897	$3,130	$7,234	$4,097

Supplemental Condensed Consolidating Balance Sheet December 31, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Shareholders’ (Deficit) Equity

Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total shareholders’ (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated

Cash flow (used for) provided by operating activities	$(1)	$1	$(136)	$161	$—	$25

Cash flows from investing activities:
Capital expenditures	—	—	(9)	(12)	—	(21)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	—	—	1
Payments for purchase licenses and other assets	—	—	(12)	(7)	—	(19)
Inter-company loan receivable	—	(1)	(2)	(1)	4	—

Cash flow used for investing activities	—	(1)	(21)	(20)	4	(38)

Cash flows from financing activities:
Payments for long-term debt and capital leases obligations	—	—	(8)	(1)	—	(9)
Inter-company loan payable	1	—	—	3	(4)	—

Cash flow provided by (used for) investing activities	1	—	(8)	2	(4)	(9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14

Net (decrease) increase in cash and cash equivalents	—	—	(165)	157	—	(8)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$—	$—	$137	$898	$—	$1,035

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 2, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated

Cash flow provided by (used for) operating activities	$—	$1	$(99)	$124	$—	$26

Cash flows from investing activities:
Capital expenditures	—	—	(17)	(25)	—	(42)
Sales and purchases of short-term and other investments, net	—	2	—	—	—	2
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	10	—	11
Payments for purchase licenses and other assets	—	—	(1)	(18)	—	(19)
Inter-company loan receivable	—	—	(14)	—	14	—

Cash flow provided by (used for) investing activities	—	2	(31)	(33)	14	(48)

Cash flows from financing activities:
Payments for long-term debt, capital leases obligations and notes payable	—	—	(820)	(17)	—	(837)
Debt issuance proceeds	—	—	750	—	—	750
Inter-company loan payable	—	—	—	14	(14)	—
Debt issuance costs and other	—	—	(48)	—	—	(48)

Cash flow used for investing activities	—	—	(118)	(3)	(14)	(135)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	(7)	—	(15)

Net increase (decrease) in cash and cash equivalents	—	3	(256)	81	—	(172)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$33	$405	$753	$—	$1,191

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three months ended April 1, 2011 and April 2, 2010. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2010 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2010 Annual Report on Form 10-K and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward looking statements.

Our Business. We are the global leader in embedded processing solutions. An embedded processing solution is the combination of our embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers, single-and multi-core microprocessors, applications processors and digital signal processors. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolios which allow us to serve our customers through our direct sales force and distribution partners.

Our broad product portfolio falls into three primary groupings, Microcontroller Solutions (“MSG”), Networking and Multimedia (“NMG”) and Radio Frequency, Analog and Sensor (“RASG”). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. Our net sales are derived from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are driven by our three primary groupings. Our MSG product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 36% and 37% of our total net sales in the first quarter of 2011 and 2010, respectively. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 66% and 65% of MSG’s net sales in the first quarter of 2011 and 2010, respectively. Our NMG product line, which includes communications processors and digital signal processors, networked multimedia devices and application processors, represented 25% of our total net sales in the first quarter of 2011 and 2010. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes radio frequency devices, analog devices and sensors, represented 24% of our total net sales in the first quarter of 2011 and 2010. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure, and computer peripherals markets. The automotive end market accounted for 59% and 57% of RASG’s sales in the first quarter of 2011 and 2010, respectively.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and consumer electronic devices. Net sales in the first quarter of 2011 were up 17% over the prior year quarter, with growth in all geographic regions in which we operate. The increase in net sales in the first quarter of 2011 was broad-based and driven primarily by strength in the automotive market for our MSG and RASG product groups. Our NMG product group also experienced revenue growth attributable to expansion of our core networking business across various markets compared to the prior year quarter. In the first quarter of 2011, MSG product sales grew 13%, or $50 million; RASG product sales grew 18%, or $45 million; and NMG products sales grew 19%, or $48 million; in each case as compared to the first quarter of 2010. The significant growth in our MSG and RASG net product sales was attributable primarily to the continued recovery of the global automotive markets, including increases in light vehicle production over the prior year quarter. Our automotive net sales in the first quarter of 2011 increased by 18% compared to the prior year quarter.

Going forward, our business will continue to be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. Following the severe downturn in economic conditions in 2008 and the beginning of 2009, we experienced sequential quarterly increases in net sales in each quarter beginning in the third quarter of 2009 and continuing through the first quarter of 2011. We are currently experiencing more balance in our demand and inventory levels, and we expect overall market conditions to return to a more normalized level. As a result, in the near term, we do not expect growth to continue at the same pace we experienced in 2010. Net sales throughout 2011 will depend on a continued general global economic recovery, our ability to effectively deal with semiconductor material supply chain challenges potentially arising from the March 11, 2011 earthquake in Japan as further discussed below, our ability to meet unscheduled or temporary increases in demand, and our ability to achieve design wins and meet product development launch cycles in our targeted markets, among other factors. For more information on trends and other factors affecting our business, refer to Part I, “Risk Factors” in our December 31, 2010 Annual Report on Form 10-K and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

On February 11, 2011, we filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-1 relating to a proposed initial public offering of Holdings I common shares. The offering is subject to market and other conditions.

Reorganization of Business Program and Sendai Closure. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of April 1, 2011, with the exception of the completion of our 150 millimeter exit strategy from Toulouse, France as described below, we have completed these restructuring actions.

As part of this program, we announced in the second quarter of 2009 that we were executing a plan to exit our remaining 150 millimeter manufacturing facilities, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The declining overall demand for the bulk of the products produced by our 150 millimeter fabrication facilities has resulted in lower factory utilization. We are in the process of transitioning these products to our more efficient 200 millimeter facilities. This decline in demand was accelerated by the weaker global economic climate in 2008 and 2009. Accordingly, we closed our 150 millimeter fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We also previously announced the planned closure of both our 150 millimeter fabrication facilities in Toulouse, France and Sendai, Japan, which we expected to complete in the fourth quarter of 2011. While we still expect to close the Toulouse, France facility within this time frame, the Sendai, Japan facility will not be reopened due to extensive damage following the March 11, 2011 earthquake off the coast of Japan.

Our facilities, equipment and inventory in Sendai, Japan have experienced significant damage resulting from the earthquake, the on-going aftershocks and other difficulties associated with the current environment. We incurred $90 million asset impairment and inventory charges, employee termination benefits, contract termination and other costs in the first quarter of 2011 associated with our inability to reopen our Sendai, Japan facilities. The majority of this charge consists of non-cash asset impairment charges of approximately $49 million and non-cash charges for damaged inventory of approximately $15 million. The remainder of this charge consists of approximately $26 million of cash costs consisting of incremental termination benefits of approximately $12 million and contract termination and other costs of approximately $14 million. We expect to complete the payments associated with these activities by the end of 2011. As we continue to evaluate and address the damage associated with our Sendai facilities, we will incur additional charges associated with contract termination, our employees and other costs associated with preparing our sites for sale. These non-cash charges and cash costs do not take into consideration any potential cost savings resulting from our inability to reopen or any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

In addition to the foregoing charge related to our inability to reopen our Sendai facility, we continue to estimate the other severance costs of the Sendai, Japan and Toulouse, France closures to be approximately $180 million, including approximately $170 million in cash severance costs and $10 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made over the course of 2011 and through the first half of 2012; however, the timing of these payments depends on many factors, including the actual closing date and local employment laws, and actual amounts paid may vary based on currency fluctuation. We expect these closures to result in annualized cost savings of approximately $120 million, which we expect to fully realize by the end of 2012. Actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control, and could differ materially from our estimates.

The Sendai, Japan facility produced microcontrollers, analog integrated circuits and sensor products. In anticipation of the previously announced closure, we have been building buffer inventory to support end-of-life products and the transfer of production from the Sendai, Japan facility to our other fabrication facilities and outside foundry partners. This buffer inventory has been stored in other Freescale facilities and was not affected by the events in Japan. In addition, some products produced in the Sendai, Japan facility have been qualified in our other locations, while other products are in the process of being transferred.

We are continuing to assess the impact of the earthquake near Sendai on our entire supply chain in an effort to minimize the impact on our customers’ operations and we have initiated a number of actions to address potential supply gaps, including:

•	Use of buffer inventories already built in anticipation of the previously announced Sendai, Japan factory closure;

•	Partnering with customers to substitute compatible, alternate devices where viable;

•	Production ramp of products already qualified in our semiconductor fabrication facilities in Oak Hill, Texas and Chandler, Arizona, or foundry partners;

•	Working with customers to accelerate the ongoing transition of products to our other facilities or foundry partners; and

•	Adding capacity earlier than planned for select technologies that are being transferred to our other fabrication facilities.

Net sales in future quarters may be negatively impacted by our inability to move production to other facilities, the extent that buffer inventory fails to meet customers’ needs, any negative impact on our global supply chain and vendors due to the impact from the earthquake, any decrease in demand from customers taking delivery of products in Japan, and any decrease in demand from our customers who may be impacted by other industry supply constraints resulting from the earthquake in Japan.

Results of Operations for the Three Months Ended April 1, 2011 and April 2, 2010

	Three Months Ended
(in millions)	April 1, 2011	% of Net Sales	April 2, 2010	% of Net Sales
Orders (unaudited)	$1,192	99.8%	$1,118	109.6%

Net sales	$1,194	100.0%	$1,020	100.0%
Cost of sales	710	59.5%	651	63.8%

Gross margin	484	40.5%	369	36.2%
Selling, general and administrative	131	11.0%	117	11.5%
Research and development	202	16.9%	191	18.7%
Amortization expense for acquired intangible assets	63	5.3%	121	11.9%
Reorganization of business and other	91	7.6%	1	0.1%

Operating loss	(3)	-0.3%	(61)	-6.0%
Loss on extinguishment or modification of long-term debt, net	—	0.0%	(47)	-4.6%
Other expense, net	(148)	-12.3%	(153)	-15.0%

Loss before income taxes	(151)	-12.6%	(261)	-25.6%
Income tax benefit	(3)	-0.2%	(4)	-0.4%

Net loss	$(148)	-12.4%	$(257)	-25.2%

Three Months Ended April 1, 2011 Compared to Three Months Ended April 2, 2010

Net Sales

Our net sales and orders of approximately $1,194 million and $1,192 million in the first quarter of 2011 increased 17% and 7%, respectively, compared to the prior year quarter. We experienced higher net sales in all of the product groups we are currently focusing on primarily as a result of increased production in the global automotive industry and increased demand from our distribution supply chain customers for consumer and industrial products. Distribution sales were approximately 23% of our total net sales and increased 15% compared to the prior year quarter, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars and units, was 11.2 weeks and 9.2 weeks, respectively, of net sales at April 1, 2011, compared to 11.8 weeks and 10.0 weeks, respectively, of net sales at December 31, 2010, and compared to 10.2 weeks and 8.4 weeks, respectively, of net sales at April 2, 2010. Net sales by product design group for the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Three Months Ended
(in millions)	April 1, 2011	April 2, 2010
Microcontroller Solutions	$424	$374
Networking and Multimedia	303	255
RF, Analog and Sensors	290	245
Cellular Products	138	121
Other	39	25

Total net sales	$1,194	$1,020

MSG

MSG’s net sales increased by $50 million, or 13%, compared to the prior year quarter, as a result of an increase in worldwide automotive production as well as strength in the broader industrial market. For example, in the first quarter of 2011, global and U.S. Big 3 light vehicle production increased by 6% and 15%, respectively, compared to the first quarter of 2010. This increase was attributable primarily to growth in U.S. and global automotive sales. MSG’s net sales increased by 16% in the automotive marketplace in the first quarter of 2011 compared to the prior year quarter. We also experienced an increase in the first quarter of 2011 in MSG’s net sales associated with consumer and industrial products purchased primarily through our distribution channel compared to the prior year quarter.

NMG

NMG’s net sales increased by $48 million, or 19%, compared to the prior year quarter. This growth was driven by broad-based expansion in our core networking business across various markets, including the service provider and enterprise markets. Our multimedia product revenues also increased primarily as a result of design wins ramping into production.

RASG

RASG’s net sales increased by $45 million, or 18%, compared to the prior year quarter, attributable primarily to higher demand for both analog and sensor products and increased wireless infrastructure investment. RASG’s net sales increased by 22% in the automotive marketplace in the first quarter of 2011 compared to the prior year quarter, predominantly as a result of increased light vehicle sales. In addition, we experienced an increase in radio frequency product net sales in the first quarter of 2011 compared to the prior year quarter. This increase was attributable primarily to increased wireless telecommunication network investment in 2G and 3G networks.

Cellular Products

Cellular Products net sales increased by $17 million, or 14%, in the first quarter of 2011 compared to the prior year quarter due to an increase in demand for our baseband processors and power management integrated circuits from our remaining customers.

Other

Other net sales increased by $14 million, or 56%, in the first quarter of 2011 compared to the prior year quarter, primarily due to an increase in intellectual property revenue and partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 2% and 1% for the first quarter of 2011 and 2010, respectively.

Gross Margin

In the first quarter of 2011, our gross margin increased $115 million, or 31%, compared to the prior year quarter. As a percentage of net sales, gross margin in the first quarter was 40.5%, reflecting an increase of 4.3 percentage points compared to the first quarter of 2010. Gross margin benefitted from lower depreciation expense of $16 million resulting from a change in the useful lives of certain of our probe, assembly and test equipment. Gross margin was also positively impacted by higher net product and intellectual property sales, the reallocation of resources to focus on new product introduction initiatives, an increase in utilization at our assembly and test facilities, procurement cost savings, improved yields and direct labor efficiencies. The improvement in manufacturing facility utilization (to 74% at April 1, 2011 compared to 66% at April 2, 2010) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2011. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $48 million in the first quarter of 2011 and $33 million in the first quarter of 2010. (The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations.)

Selling, General and Administrative

Our selling, general and administrative expenses increased $14 million, or 12%, in the first quarter of 2011 compared to the prior year quarter. This increase was primarily the result of increased spending on select sales and marketing programs and higher incentive compensation associated with our improved performance. As a percentage of our net sales, our selling, general and administrative expenses were 11.0% in the first quarter of 2011, reflecting a slight decrease over the prior year quarter, primarily due to improved leverage of existing resources while generating higher net sales.

Research and Development

Our research and development expense for the first quarter of 2011 increased $11 million, or 6%, compared to the first quarter of 2010. This increase was the result of continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives. As a percentage of our net sales, our research and development expenses were 16.9% in the first quarter of 2011, reflecting a decrease of 1.8 percentage points over the prior year quarter, due primarily to improved leverage of existing resources and higher net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $58 million, or 48%, in the first quarter of 2011 compared to the prior year quarter. This decrease was associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In the first quarter of 2011, in connection with the closing of the Sendai fabrication facility due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $90 million in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other items in reorganization of business and other.

In the first quarter of 2010, we had $5 million of non-cash asset impairment charges and $1 million of exit costs related to underutilized office space which was previously vacated in connection with our Reorganization of Business Program. We also reversed $5 million of severance accruals.

Loss on Extinguishment of Long-Term Debt, Net

In the first quarter of 2010, we recognized a net charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the completion of the A&E Arrangement, which included the extinguishment of debt and the issuance of the 10.125% Secured Notes, and gains on repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement, the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs, partially offset by gains from repurchases of debt. (Refer to “Financing Activities” within “Liquidity and Capital Resources” for the definition and discussion of terms referenced in this section.)

Other Expense, Net

Net interest expense in the first quarter of 2011 included interest expense of $151 million, partially offset by interest income of $2 million. Net interest expense in the first quarter of 2010 included interest expense of $148 million partially offset by interest income of $3 million. During the first quarter of 2011, we recorded a $2 million pre-tax gain in other expense, net related to foreign currency fluctuations. This gain was partially offset by pre-tax losses of less than $1 million primarily attributable to changes in the fair value of our interest rate swaps and interest rate caps, recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), as well as one of our investments accounted for under the equity method.

During the first quarter of 2010, we recognized pre-tax losses in other expense, net of $6 million due to the change in the fair value of our interest rate swaps and interest rate caps recorded in accordance with ASC Topic 815. In addition, we recorded $2 million in pre-tax losses attributable to foreign currency fluctuations and one of our investments accounted for under the equity method.

Income Tax Benefit

As of April 1, 2011, our effective tax rate was a tax benefit of 2%, including an income tax benefit of $8 million recorded for discrete events, which relate primarily to the release of valuation allowance related to certain deferred tax assets of a foreign subsidiary. Although we are a Bermuda entity with a statutory income tax rate of zero, the earnings of many of our subsidiaries are subject to taxation in the United States and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against U.S. deferred tax assets. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Three Months Ended April 1, 2011

Sendai Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the current environment, prohibit us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai fabrication facility ceased operations at the time of the earthquake, and we are unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the first quarter of 2011, we reported $90 million in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other items in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this decision. We expect to complete the payments associated with these actions by the end of 2011. These non-cash charges and cash costs do not take into consideration any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

We are continuing to assess the situation in Sendai and evaluate the associated non-cash charges and cash costs. At each reporting date, we will review our accruals for employee termination benefits, exit costs and other contingencies associated with our Sendai facilities, which consist primarily of termination benefits (principally payroll and other incentive costs), to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive their full termination benefits or were redeployed due to circumstances not currently foreseen. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$—	12	—	—	$12
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	—	—	$12

Related headcount	—	480	—	—	480

Exit and Other Costs	$—	7	—	—	$7

We recorded $12 million in employee termination benefits associated the closure of the Sendai fabrication facility in the first quarter of 2011. We will make payments to these 480 separated employees through the end of 2011. In addition, we also recorded $7 million of exit costs related to the termination of various supply contracts.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai fabrication facility and the Sendai design center, we recorded $49 million in non-cash asset impairment charges in the first quarter of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first quarter of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $7 million of operational costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility, which is expected to occur during the fourth quarter of 2011, with the reduction in headcount occurring through the second quarter of 2012. In each of the first quarters of 2011 and 2010, our severance and exit costs and other non-cash charges associated with the Reorganization of Business Program were approximately $1 million.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$157	—	—	(10)	$147
Selling, general and administrative	12	—	—	(1)	11
Research and development	16	—	—	—	16

Total	$185	—	—	(11)	$174

Related headcount	1,420	—	—	(70)	1,350

Exit and Other Costs	$15	—	—	(2)	$13

The $11 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,350 employees through the first half of 2012. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai Fabrication Facility and Design Center,” for other charges associated with this facility in the first quarter of 2011 as a result of the earthquake in Japan. In addition, in the first quarter of 2011, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.

Three Months Ended April 2, 2010

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

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2010. We reversed $4 million of severance accruals as a result of 65 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $1 million of exit costs related to underutilized office space which was previously vacated in connection with our Reorganization of Business Program. In the first quarter of 2010, $4 million of these exit costs were paid.

Asset Impairment Charges and Other Costs

During the first quarter of 2010, we recorded $5 million of non-cash asset impairment charges related to our manufacturing facility in East Kilbride, Scotland which was classified as held-for-sale as of April 2, 2010.

Other Reorganization of Business Programs

In the first quarter of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010, we had no remaining severance relocation or exit cost accrual associated with these programs.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,035 million of cash and cash equivalents at April 1, 2011, $377 million was held by our U.S. subsidiaries and $658 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $25 million and $26 million in the first quarter of 2011 and 2010, respectively. Our days sales outstanding increased to 36 days at April 1, 2011 from 35 days at December 31, 2010. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) remained unchanged at 101 days at April 1, 2011 from December 31, 2010. Days purchases outstanding decreased to 54 days at April 1, 2011 from 57 days at December 31, 2010 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash utilized for investing activities was $38 million and $48 million in the first quarter of 2011 and 2010, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The decrease in cash utilized for investing activities was primarily the result of lower capital expenditures, which were $21 million and $42 million for the first quarter of 2011 and 2010, and represented 2% and 4% of net sales, respectively. This decrease was partially offset by cash received for the sale of plant, property, and equipment in the first quarter of 2010.

Financing Activities

Our net cash utilized for financing activities was $9 million and $135 million in the first quarter of 2011 and 2010, respectively. This decrease is attributable to the greater utilization of cash for the prepayment and extinguishment of debt and other costs incurred in connection with the A&E Arrangement in the first quarter of 2010. The receipt of $750 million of proceeds from the issuance of the 10.125% senior secured notes maturing on March 15, 2018 (the “10.125% Secured Notes”) was wholly offset by the prepayments of a portion of the Credit Facility as part of the A&E Arrangement.

We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities (the “Credit Facility”), as described in more detail below. The refinancing activities have not been as a result of any default under those debt agreements. Rather, we have refinanced Freescale Inc.’s indebtedness to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt at a discount, and increasing flexibility under existing covenants for business planning purposes. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the Credit Facility filed a complaint against Freescale Inc. challenging the 2009 debt exchange transaction under the Credit Facility. (Refer to “Liquidity and Capital Resources – Financing Activities” in our December 31, 2010 Annual Report on Form 10-K for further discussion of the transaction referred to as the “2009 debt exchange.”) The debt exchange was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the amendment of its Credit Facility and the issuance of its 10.125% Secured Notes in the first quarter of 2010. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the 2010 transactions. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs. In the event of a decline in our operating performance and an inability to access other resources, including through such refinancings or amendments, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations.

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011 and in connection with our proposed initial public offering, Freescale Inc. entered into an amendment to the Credit Facility to, among other things, allow for the replacement of its existing revolving credit facility thereunder (the “Revolver”) with a new revolving credit facility (the “Replacement Revolver”). We have received commitments of $425 million for the Replacement Revolver, subject to increase to $500 million in certain circumstances. The Replacement Revolver will be available, and the amendments will be effective, subject to Freescale Inc.’s satisfaction of certain conditions, including (i) the absence of any default under the credit agreement, (ii) receipt of all necessary fees by the administrative agent, (iii) confirmation that the representations and warranties of Freescale Inc. and the other lender parties are true and correct in all material respects, (iv) the perfection of the security interest in the collateral (to the extent required by the Credit Facility), (v) delivery of customary closing certificates and opinions and (vi) the completion of our proposed initial public offering. The Replacement Revolver has the same terms and conditions as those applicable to the Revolver, except for such changes as have been agreed to by Freescale Inc. and the lenders, including the amendments described below. The Replacement Revolver will be available to us until July 1, 2016. However, the maturity will be accelerated to September 1, 2014, in the event that Freescale Inc.’s total leverage ratio for the June 30, 2014 test period (as calculated under the Credit Facility) is greater than 4:1 and the aggregate outstanding principal amount of Freescale Inc.’s outstanding unsecured notes maturing on December 15, 2014 exceeds $500 million as of September 1, 2014. (Refer to “Liquidity and Capital Resources – Adjusted EBITDA.”) We expect to repay the full amount outstanding under the Revolver with proceeds from our proposed initial public offering. Furthermore, while the Replacement Revolver is expected to be undrawn at the closing of such offering, any outstanding letters of credit will reduce the available capacity.

In addition, the Credit Facility amendment, among other things, (i) amends the senior credit facilities to permit “amend and extend” transactions with only the consent of Freescale Inc. and the lenders holding the modified loans, (ii) amends the Credit Facility to permit future replacement revolving credit facilities with only the consent of Freescale Inc., the administrative agent, swing line lender, letter of credit issuer and the lenders providing the replacement revolving loan commitments and (iii) modifies Freescale Inc.’s general restricted payments basket and payment of restricted junior debt basket, including by providing for a new shared $200 million basket. These amendments will provide Freescale Inc. with greater flexibility to extend the maturities of the senior credit facilities and will increase the amount available to pay dividends, prepay junior debt and make other restricted payments. In consideration of the foregoing, we will pay amendment and consent fees of approximately $4 million in the aggregate upon effectiveness of the amendment.

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued the 10.125% Secured Notes in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 (subject to acceleration to September 1, 2014 in certain circumstances) and is now referred to as the “Extended Term Loan.” Refer to our December 31, 2010 Annual Report on Form 10-K for the definition and further discussion of the Original Maturity Term Loan and the Incremental Term Loans.

Open-Market Bond Repurchases

In the first quarter of 2010, Freescale Inc. repurchased $68 million of its senior unsecured notes at an $8 million pre-tax gain, net. We made no such repurchases in the first quarter of 2011.

Credit Facility

At April 1, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,230 million Extended Term Loan and (ii) the Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $590 million and $532 million outstanding, as reduced by the $112 million prepayment made in connection with the A&E Arrangement and excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $49 million of the Revolver after the aforementioned prepayment, but borrowing requests have not been honored by LCPI.

The interest rate on the Extended Term Loan and the Revolver at April 1, 2011 was 4.51% and 2.26%, respectively. (The spread over LIBOR with respect to the Extended Term Loan and the Revolver is 4.25% and 2.00%, respectively.) In addition, the Revolver had a remaining borrowing capacity of $32 million, excluding the LCPI commitment and $25 million in outstanding letters of credit at April 1, 2011.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,842 million in senior secured, senior unsecured and senior subordinated notes outstanding at April 1, 2011, consisting of (i) $750 million of 10.125% Secured Notes, (ii) $1,380 million of senior secured 9.25% notes due 2018 (“9.25% Secured Notes”), (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $255 million of senior unsecured 9.125% / 9.875% PIK-election notes due 2014 (“PIK-Election Notes”), (v) $886 million of senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), (vi) $750 million of senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”), and (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.31% on April 1, 2011) plus 3.875% per annum.

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

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. See Note 5 for further details of these interest rate swap and cap contracts.

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates, and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

Freescale Inc. is not subject to any maintenance covenants under the senior credit facilities or indentures and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under the Credit Facility and indentures. We are unable to incur specified indebtedness, pay dividends, make certain investments, prepay junior debt or make other restricted payments, in each case not otherwise permitted by the senior credit facilities or indentures, unless, after giving effect to the proposed activity: (i) our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1, and (ii) our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1. In addition, we may not designate any subsidiary as unrestricted or engage in certain mergers, unless, after giving effect to the proposed transaction: (i) our senior secured first lien leverage ratio would be no greater than 3.5:1, and (ii) our fixed charge coverage ratio is at least 2:1 or equal to or greater than it was prior to giving effect to the proposed transaction. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. Accordingly, if we fail to meet any of these ratios, we are not in default under the Credit Facility or the indentures. Rather, we are then not able to engage in the applicable activity, unless otherwise permitted by the Credit Facility and the indentures. The indentures also provide for customary affirmative covenants, including financial reporting and payment of taxes, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding notes will become due and payable immediately without further action or notice. If any other event of default under the applicable indenture occurs or is continuing, the trustee or holders of at least 30% in aggregate principal amount of the then outstanding class of notes may declare all of such class of notes to be due and payable immediately.

The Credit Facility also contains customary affirmative covenants, including maintenance of insurance, financial reporting, compliance with applicable laws and inspection rights, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all amounts owed under the Credit Facility (including all outstanding loans and accrued interest thereon) automatically become due and payable and the borrower is automatically required to cash collateralize the letter of credit obligations. If any other event of default under the Credit Facility occurs and is continuing, the administrative agent may and, at the request of lenders holding more than 50% of the outstanding loans, letters of credit and unused commitments, shall, declare the commitments to be terminated, declare all amounts owed under the Credit Facility to become due, require that the borrower cash collateralize the letter of credit obligations and exercise any other rights available to the administrative agent or the lenders under the senior credit facilities or applicable law.

As of April 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. Accordingly, we are restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Fair Value

At April 1, 2011 and December 31, 2010, the fair value of the aggregate principal amount of our long-term debt was approximately $7,951 million and $7,863 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s senior notes and Credit Facility. Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. In addition, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of April 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. Accordingly, we are restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder. Rather, we are restricted from engaging in the applicable activity, except as otherwise permitted by the indentures. In addition to the limitations discussed above, (i) the commitment fee rate under the Credit Facility may be reduced if Freescale Inc. attains certain total leverage ratios (as defined in the Credit Facility), (ii) the maturity of the Replacement Revolver and Extended Term Loan will be accelerated to September 1, 2014, in the event that Freescale Inc.’s total leverage ratio for the June 30, 2014 test period (as calculated under the Credit Facility) is greater than 4:1 and the aggregate outstanding principal amount of Freescale Inc.’s outstanding unsecured notes maturing on December 15, 2014 exceeds $500 million as of September 1, 2014, and (iii) Freescale Inc.’s requirements to make mandatory prepayments under the replacement revolving credit facility are reduced upon attaining certain total leverage ratios.

Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net earnings (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.’s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Twelve Months Ended April 1, 2011
Net loss	$(944)
Interest expense, net	587
Income tax benefit	(24)
Depreciation and amoritzation expense (a)	963
Non-cash share-based compensation expense (b)	29
Fair value adjustment on interest rate derivatives (c)	8
Loss on extinguishment or modification of long-term debt, net (d)	370
Reorganization of business and other (e)	90
Cost savings (f)	121
Other terms (g)	38

Adjusted EBITDA	$1,238

(a)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(b)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(c)	Reflects the change in fair value of our interest rate derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(d)	Reflects losses on extinguishments and modifications of our long-term debt, net.
(e)	Reflects losses related to our reorganization of business programs and other charges.
(f)	Reflects cost savings that we expect to achieve from initiatives commenced prior to December 1, 2009 implemented under our reorganization of business programs that are in process or have already been completed.
(g)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $90 million over the remainder of 2011, approximately $100 million in 2012 and approximately $20 million thereafter in connection with the Reorganization of Business Program and the closure of the Sendai fabrication facility; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of April 1, 2011 of $1,035 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. Our ability to borrow under the Revolver was limited to $32 million as of April 1, 2011 after taking into account $25 million in outstanding letters of credit. We have filed with the SEC a registration statement on Form S-1 relating to a proposed initial public offering of Holdings I common shares. We intend to contribute the net proceeds from our proposed initial public offering to Freescale Inc. in order to repay indebtedness outstanding under the Revolver in full and to use the balance to repay a portion of our outstanding notes. Upon a successful completion of this offering, we expect to have $400 million (subject to increase to $475 million in certain circumstances) in availability under the Replacement Revolver, after giving effect to $25 million in letters of credit. The offering is subject to market and other conditions.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all. Furthermore, our debt agreements contain restrictive covenants that limit our ability to, among other things, incur additional debt and sell assets. We are highly leveraged, and this could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under one or more of our debt agreements. Increases in interest rates could also adversely affect our financial condition. In the absence of sufficient operating results and resources to service our debt, or as the result of the inability to complete appropriate refinancings and amendments of our debt, we could face substantial liquidity problems and may be required to seek the disposal of material assets or operations to meet our debt service and other obligations. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation.

As market conditions warrant, or as repurchase obligations under the agreements governing our Credit Facility and notes may require, we and our major equity holders may from time to time repurchase debt securities issued by Freescale Inc. in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the Credit Facility or the existing notes or for other permitted purposes.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements. Our significant accounting policies and critical estimates are disclosed in our December 31, 2010 Annual Report on Form 10-K. No material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2010.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of the aggregate principal amount of our long-term debt approximates $7,951 million at April 1, 2011, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $10 million at April 1, 2011. The fair value of our interest rate swaps was estimated based on the yield curve at April 1, 2011, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at April 1, 2011. A 100 basis point change in interest rates would increase the fair value of our long-term debt by $240 million and increase the net obligation under our interest rate swap and interest rate cap agreements by $4 million.

A significant variation of the value of the U.S. dollar against the principal currencies that have a material impact on us could result in a favorable impact on our net earnings (loss) in the case of an appreciation of the U.S. dollar, or a negative impact on our net earnings (loss) if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations because our reporting currency is the U.S. dollar, in which we receive the major part of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development, selling, general and administrative expenses are incurred in the currencies of the jurisdictions in which our operations are located.

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

At April 1, 2011, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $126 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of less than $1 million at April 1, 2011. Forward contract pre-tax gains (losses) of $4 million and less than $(1) million for the first quarter of 2011 and 2010, respectively, were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 1, 2011
Euro	$45
Malaysian Ringgit	$15
Japanese Yen	$11
Swedish Krona	$9
Israeli Shekel	$8
Taiwan Dollar	$(12)

At April 1, 2011, we also had Malaysian Ringgit option contracts designated as cash flow hedges with an aggregate notional amount of $83 million and a fair value of a net unrealized gain of $3 million. These option contracts have original maturities of less than one year. A pre-tax gain of less than $1 million for the first quarter of 2011 was recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward and option contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $51 million as of April 1, 2011, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading. As of April 1, 2011, we have provided $1 million in collateral to one of our counterparties in connection with our foreign exchange hedging program.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2010 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended April 1, 2011. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 6,100 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. When and if issued, patents are typically valid for 20 years from the date of filing the application. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees on ongoing royalties, require us to make material changes to our products and/or manufacturing processes, require us to cross-license certain of our patents or other intellectual property and/or prohibit us from manufacturing or selling one or more products in certain jurisdictions, which could adversely impact our operating results in future periods. If any of those events were to occur, our business, financial condition and results of operations could be adversely affected.

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

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, and Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved in the ITC matter and other patents owned by Rambus. Rambus seeks unspecified monetary damages, enhanced damages, and injunctive relief. The ITC hearing is currently scheduled to take place in October, 2011. We continue to assess the merits of the ITC complaint and the Northern District of California lawsuit.

Refer to Part I, Item 3: Legal Proceedings of our December 31, 2010 Annual Report on Form 10-K for further information.

Item 1A:	Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Some of the risk factors were previously disclosed in our December 31, 2010 Annual Report on Form 10-K. They have been updated to include information as of April 1, 2011.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services to us and our customers. Certain natural disasters, such as coastal flooding, large earthquakes or volcanic eruptions in those or other areas, may negatively impact our business.

We rely on internal manufacturing capacity, wafer fabrication foundries, logistics providers and other suppliers and sub-contractors in geologically unstable locations around the world. If coastal flooding, a large earthquake, volcanic eruption or other natural disaster were to directly damage, destroy or disrupt one of our manufacturing facilities, or those of our providers, subcontractors or third-party wafer fabrication foundries, it could disrupt our operations, cause temporary loss of capacity, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business, financial condition and results of operation. We may also be forced to move production to another manufacturing facility, which could result in additional production delays and unanticipated costs due to product requalification requirements, required modifications to the new facility to support production or other production challenges resulting from the transition. In addition, a large natural disaster may result in disruptions in our supply chains, including the availability and cost of key raw materials, utilities and equipment and other key services, which could negatively impact our business. Even if we are not directly impacted, such disruptions to our customers could result in decreased demand for our products, which could negatively impact our revenues and margins. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or any disruption in the operations of our logistic providers as a result of fire, natural disaster, unavailability of utilities or otherwise, could have a material negative effect on our business, financial condition and results of operations. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, including Japan and Taiwan.

Our wafer fabrication facility in Sendai, Japan was seriously damaged in the March 11, 2011, 9.0-magnitude earthquake which struck off the coast of Japan near that city. As a result of the significant damage and our previously announced plans to close the facility at the end of 2011, we determined not to reopen the facility following the earthquake. We incurred $90 million in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other items in the first quarter of 2011 in connection with our inability to reopen our Sendai, Japan facilities. We expect to complete the payments associated with these activities by the end of 2011. As we continue to evaluate and address the damage associated with our Sendai facilities, we will incur additional charges associated with contract termination, our employees and other costs associated with preparing our sites for sale. These non-cash charges and cash costs do not take into consideration any potential cost savings resulting from our inability to reopen or any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

The earthquake is also negatively impacting our manufacturing capacity and disrupting our supply chain. Our business may be further negatively impacted by our inability to move production to other facilities, the failure of our buffer inventory to meet customers’ needs, any negative impact on our global supply chain and vendors resulting from the earthquake, any decrease in demand from customers taking delivery of products in Japan, and any decrease in demand from our customers who may be impacted by other industry supply constraints resulting from the earthquake.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended April 1, 2011, we granted to certain employees (i) 140,000 restricted stock units and (ii) options to purchase 1,270,000 common shares under our Freescale Holdings 2006 Management Incentive Plan. We also granted certain employees options to purchase 53,000 common shares under the Freescale Semiconductor Holdings 2007 Employee Incentive Plan. The exercise price for these options is $2.46 per share. These securities were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Removed and Reserved.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title

10.1	Amendment No. 4 dated as of March 4, 2011, to the Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Form S-1 filed with the SEC on April 8, 2011).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

*	= filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: April 25, 2011	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer