Form 10-K/A
period 2010-12-31
Freescale Semiconductor Holdings I, Ltd.
filed 2011-07-01
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common shares. As of February 4, 2011, there were 196,295,161 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Freescale Semiconductor Holdings I, Ltd. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 11, 2011 to conform the disclosures contained in our Original Annual Report to the disclosures contained in the Registration Statement we filed on Form S-1 (Reg. No. 333-172188), as amended, in response to certain comments received from the staff of the SEC issued in connection with the staff’s review of the Registration Statement . In addition, we are filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to reflect the Company’s reverse stock split and change in par value effected on May 7, 2011 and May 26, 2011, respectively.

Except as noted above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, and none of the items revised herein nor any other item in the Original Annual Report have been updated to reflect events, results or developments concerning our business, financial condition or results of operations that occurred subsequent to the filing date of the Original Annual Report, or to modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings. Notwithstanding that this Amendment has been revised, where appropriate, to conform to the disclosure set forth in the Registration Statement, as amended, readers should be advised that this Form 10-K/A continues to describe conditions as of the date of the Original Annual Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

PART I

Holdings I (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor Holdings I, Ltd. and its subsidiaries, as the context requires. Freescale, the Freescale logo, CodeWarrior, Coldfire, Coldfire+, Kinetis, PowerQUICC, QorIQ, Qorivva, SMARTMOS, StarCore, VortiQa and Xtrinsic are our trademarks and copyrights. Other names used in this Amendment are for informational purposes only and may be trademarks of their respective owners. We were incorporated in Bermuda on November 9, 2006.

Item 1:	Business

Overview

We are a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. In 2010, we derived approximately 80% of our net sales from products where we held the #1 or #2 market positions and had over 30% of the embedded processor market. Our embedded processor products include microcontrollers (MCUs), single- and multi-core microprocessors (MPUs), applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including approximately 6,100 patent families, allowing us to serve our more than 18,000 customers through our direct sales force and distribution partners.

We are focused on some of the fastest growing applications within the automotive, networking, industrial and consumer markets. These applications include automotive safety, hybrid and all-electric vehicles, next generation wireless infrastructure, smart energy, portable medical devices, consumer appliances and smart mobile devices. We leverage our deep customer relationships, intellectual property portfolio, extensive suite of software and design tools and technical expertise to introduce innovative new products and platform-level solutions in our target markets. We were the first to market with the following products: our Qorivva MCU family, which offers a total suite of capabilities across the entire product portfolio, at the 55 nanometer process node; our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, which offer advantages in processing speed and power consumption in the networking infrastructure market; and our 77GHz integrated radar chipset technology for advanced automotive safety. We expect to be early to market with a quad-core applications processor for mobile devices with our i.MX6 family. We believe our ability to leverage our intellectual property across product lines and target markets enables us to be early to market with our products.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. Growing electronic content in automobiles, increasing network bandwidth, connected industrial and medical electronics, context-based sensing, the proliferation of smart mobile devices and the increasing importance of power efficiency are driving the growth of our business. According to the International Data Corporation (IDC), a global provider of market intelligence, the total market for MCUs, DSPs and communications processors is expected to exceed $23.1 billion by 2013, representing a compound annual growth rate of 8.0% from 2010. We believe our competitive offerings will enable us to grow faster than the markets in which we compete.

Our broad product portfolio falls into three primary groupings:

	Microcontrollers	Networking and Multimedia	RF, Analog and Sensor
Key Applications	Automotive safety & chassis Traditional, hybrid and all-electric automotive powertrains Consumer appliances Factory automation Portable medical devices Smart grid & smart energy	Wireless infrastructure (basestations) Enterprise switching & routing Cloud computing Networked printing & imaging Security appliances Automotive driver information system Smart mobile devices	Wireless infrastructure (basestations) Automotive safety systems Powertrain & engine management Hybrid electric vehicles Consumer sensors Smart mobile devices Consumer appliances

Market Position	#2 in MCUs(1) #2 in Automotive MCU /MPU(1) #2 in China MCU market(1)	#1 in Embedded Microprocessors(2) #1 in Communications Processors(2) #1 in eReader Applications Processors(1,4,6,7) #2 in DSPs(1)	#1 in RF Power Devices(1,2,3) #1 in Merchant Automotive MEMS- based Sensors(5) #1 in Automotive Accelerometers(5)

Net Sales ($ in millions) / % of 2010 Net Sales (*)	$1,594 / 36%	$1,233 / 28%	$1,056 / 24%

*	Cellular Products and Other accounted for the remaining 12% of total 2010 net sales.
(1)	IHS iSuppli, March 2010; (2) Ranking based on calendar year 2009 worldwide revenue. “Semiconductor Applications Worldwide Annual Market Share: Database,” Gartner Dataquest, March 2010. The Gartner Reports described herein, (the “Gartner Reports”) represent data, research opinion or viewpoints published as part of a syndicated subscription service by Gartner and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this report) and the opinions expressed in the Gartner Reports are subject to change without notice; (3) Allied Business Intelligence, January 2011; (4) Freescale estimate based on third-party data; (5) IHS iSuppli, October 2010; (6) Allied Business Intelligence October 2010; and (7) IDC, January 2011.

We sell our products directly to original equipment manufacturers (“OEMs”), distributors, original design manufacturers and contract manufacturers through our global sales force. Our close customer relationships have been built upon years of collaborative product development.

Our Industry

Semiconductor Market Overview

Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, storing information and converting or controlling electronic signals. Semiconductor functionality varies significantly depending upon the specific function or application of the end product in which the semiconductor is used. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization for a particular application or customer and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in the proliferation of semiconductors and electronic content across a diverse array of products. According to Gartner, the global semiconductor market, excluding memory and discrete devices, is forecasted to grow from $212.77 billion in 2010 to $25757.2 billion in 2013 representing a compound annual growth rate of 6.55%.

Increasing Proliferation of Embedded Processing Solutions

Embedded processors are stand-alone semiconductors that perform dedicated or embedded computing functions in electronic systems. They provide the core functionality within electronic systems adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. These products can be programmed to address specific requirements of electronic systems in a wide variety of applications and products. Embedded processing solutions combine an embedded processor, most commonly a MCU, a MPU or a DSP, with software and various sensors, interfaces, analog, power management and networking capabilities.

The proliferation of embedded processing solutions is being driven by the need for increased performance and capabilities, connectivity, power efficiency and lower costs. Advances in semiconductor design have resulted in smaller and more energy efficient embedded processors and solutions that enable design engineers to increase system intelligence across a broad and continually increasing variety of products. Embedded processors are well-suited to meet the demands of these products as they provide an efficient combination of processing capabilities per unit of energy consumed. Offering embedded processing solutions by integrating embedded processors with complementary products such as RF, power management, and analog and mixed-signal semiconductors and several categories of sensors enables OEMs to offer products with higher performance at a lower cost.

Our Target Markets

We have a strategic focus on markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership.

	Automotive	Networking	Industrial	Consumer
Market Size (1) (2010E $ in billions)	$20.4	$59.00	$17.00	$40.33
2010E to 2013E
Compound Annual Growth Rate (1)	12.0%	6.55%	8.66%	13.77%

Key Market Segments	Chassis & safety Powertrain Body & security Driver information systems Hybrid and all-electric	Wired & wireless infrastructure Routers & switches Security appliances Printers & gateways Femto / pico cells	Consumer appliances Building & factory automation Portable medical Smart meters & smart grids	Smart mobile devices RF remote controls Electronic gaming Consumer sensors Home multimedia

Growth Drivers	Increasing unit sales of automobiles, especially in emerging markets Increasing semiconductor content per vehicle Government & consumer demands for increased safety, efficiency	Proliferation of smart mobile devices, mobile data Increasing demand for bandwidth, cloud computing Digital content creation, distribution and consumption	Power efficiency considerations Increasing need for precision Machine to machine connectivity	Digital content creation, distribution and consumption Proliferation of smart mobile devices Gaming

(1)	All market data excludes memory and discrete devices with the exception of media tablets. All market size and growth data for the automotive market is from Strategy Analytics Semiconductors. All market size and growth data for the networking, industrial and consumer markets is from Gartner (“Forecast: Semiconductor Worldwide, 4Q10 Update”), December 2010. Market size and growth data for the consumer market excludes televisions and portable media players and includes media tablets.

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

Networking Market

Growth in the networking market is being driven by strong consumer demand for digital content, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce that requires constant connectivity to real-time data. Wireless, enterprise and Internet traffic is rapidly increasing due to trends including greater adoption of mobile Internet services and smart mobile devices, cloud computing, Internet protocol television and online gaming. New media-rich applications for both consumers and enterprises, like video sharing sites, social networks, HD movie downloads, video conferencing and online gaming are the major drivers of this growth. According to Cisco Systems’ Visual Networking Index forecast, Internet video is expected to account for 91% of all consumer Internet traffic in 2014 and global mobile data traffic is expected to double every year from 2009 through 2014. In the future, Internet delivery of video to TVs and mobile devices followed by cost-effective, HD interactive video communications is expected to fuel the growth of video traffic over the Internet.

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

Industrial Market

The industrial market is comprised of a wide variety of diverse submarkets such as smart energy and smart meters, white goods, machine-to-machine connectivity, portable medical devices, and home and building automation. The industrial semiconductor market, according to Gartner1, is expected to grow from $17.00 billion in 2010 to $1.8 billion in 2013, representing a compound annual growth rate of 8.66%. The demand for energy conservation, including the increased adoption of electronic utility metering, also commonly known as smart meters, is driving increased semiconductor demand. These smart meters incorporate semiconductors to enable precision metrology and connectivity with the power grid and home networks. In the white goods market, consumer appliances such as refrigerators and washing machines require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through touch controls. The use of machine-to-machine connectivity in commercial and industrial environments also is increasing. This technology allows a device, such as a sensor or a meter, to capture an event, such as a temperature reading or inventory level, and turn it into meaningful information (for example, by communicating that an item needs restocking). The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies, and the need for portability in emerging markets, creating demand for precision analog, connectivity and ultra low-power components.

Consumer Market

Growth in the consumer market is being driven by the demand for an assortment of rich media content that is increasingly consumed on a variety of smart mobile devices such as smart phones and tablets. The consumer semiconductor market, according to Gartner2, is expected to grow from $40.33 billion in 2010 to $59.33 billion in 2013, representing a compound annual growth rate of 13.77%. In addition, the application of sensors in consumer devices such as mobile phones and other smart mobile devices is expanding rapidly due to the increasing demand for display rotation and touch screen interfaces. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the performance, cost, quality, and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors, sensors, and power management ICs.

Our Competitive Strengths

We possess a number of competitive strengths that we believe will allow us to capitalize on the growth opportunities in the semiconductor industry including the following:

Worldwide leader in embedded processing. We have one of the most comprehensive and technologically advanced embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors, including specifically within communications processors, automotive MCUs and eReader applications processors. We have the ability to offer a full suite of embedded processors that leverage a mixture of proprietary and open processor architectures including ARM and Power Architecture technologies. In addition, we have the #1 position in RF power devices for cellular and mobile wireless infrastructure. We believe that our scale and breadth of products allow us to better serve our customers and will enable us to capture market share.

Strong system level technology and applications expertise. We have deep system level applications expertise as a result of our long-standing customer relationships. Our design tools, reference designs and software and platform solutions allow our customers to efficiently adopt and integrate our products. We believe our unique system-level technology and applications expertise enhance our ability to anticipate industry trends and customer needs. This knowledge enables us to collaborate with our customers during their product development process, allowing us to be early to market with new, innovative products.

Strong intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. We believe that our $782 million of research and development investment in 2010 was one of the largest in the industry. We have a research and development staff of over 5,500 employees focusing on embedded processing and system-level solutions engineering. We have an extensive intellectual property portfolio that includes approximately 6,100 patent families covering key technologies used in products within our target markets. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.

[1]	“Forecast: Semiconductor Worldwide, 4Q10 Update,” Gartner, December 2010. Excludes memory and discrete semiconductors.

[2]	“Forecast: Semiconductor Worldwide, 4Q10 Update,” Gartner, December 2010. Excludes memory and discrete semiconductors but includes semiconductors in media tablets.

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

Executive management team with proven history of success. We have a highly experienced executive management team with deep industry knowledge and a strong execution track record. Our Chairman and Chief Executive Officer, Rich Beyer, was hired in 2008 to lead our transformation efforts and has assembled an executive team that brings an average of over 26 years experience in the semiconductor and broader high-technology industries. Our management team has driven the significant improvement in our gross margin, successfully refocused our research and development activities, streamlined our manufacturing footprint and improved our capital structure.

Our Strategy

We intend to capitalize on the proliferation of embedded processing and to leverage our leading embedded processor technology and platform-level solutions in each of our four target markets. We believe our scale, broad technology portfolio, focused research and development investment, differentiated products and close customer relationships position us to grow at rates in excess of those of our target markets. The key elements of this strategy are to:

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

Rapidly deliver first-to-market highly differentiated products and platform-level solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of first-to-market products and platform-level solutions in our target markets. For example, we were the first to market the following products: our Qorivva MCU family, which offers a total suite of capabilities across the entire product portfolio, at the 55 nanometer process node; and our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, which offer advantages in processing speed and power consumption in the networking market. We intend to continue to leverage our research and development and design capabilities to deliver early to market products and platform-level solutions.

Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in underpenetrated end markets and geographies. We believe that our distribution partners provide us access to a significant number of potential customers. We have provided training to approximately 1,800 of our distribution partners’ field application and sales engineers to provide coverage and support for our products to those distribution partners. We are creating additional incentive programs and making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis line of MCUs, which incorporate the ARM Cortex-M4 architecture, and our Xtrinsic line of intelligent sensors.

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

Continue to improve gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yield and test time reductions, manufacturing footprint reduction and portfolio mix enhancement. Our efforts include the planned closure of our 150 millimeter facilities, which will result in significant fixed cost reductions and utilization improvement as products are transitioned to our more efficient 200 millimeter wafer fabrication facilities. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue to efficiently manage our capital expenditures. We believe we are well-positioned to continue to achieve improvements in margins and cash flow.

Products and Applications

Our key products are embedded processors, which include MCUs, single- and multi-core MPUs, applications processors and DSPs. We also offer customers a broad portfolio of differentiated semiconductor products that complement our embedded processors, including RF, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and open architecture software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a team of over 1,000 software engineers who work in conjunction with our partners to develop robust design ecosystems for our platform-level solutions. The implementation of these solutions can take various forms including devices which encompass a high level of integration within a single piece of silicon, the combination of several semiconductor devices into a single package or the highly integrated combination of multiple semiconductor devices and software into a subsystem.

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

Microcontrollers. Our MCU product portfolio ranges from ultra low power, low end 8-bit products to high performance 32-bit products with on-board flash memory. We are migrating much of our portfolio to our new 90-nanometer process technologies. We recently introduced the new Qorivva product line based on Power Architecture technology, which is the industry’s most powerful MCU developed utilizing 55 nanometer process technology. Our portfolio is highly scalable, and coupled with our extensive software tools such as CodeWarrior, enables our customers to more easily design in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities. We have integrated touch sensing software in our 8-bit S08 MCUs and our 32-bit ColdFire MCUs, minimizing system complexity for customers who need to add touch sensing to their system user interfaces. We have also introduced optimized Power Architecture-based 32-bit products for the automotive and industrial markets and 32-bit ColdFire and Kinetis products for industrial markets. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex-M4 processor for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of ARM Cortex-M4 MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, mixed signal and memory scalability. Similar to our Kinetis line, our 16-bit digital signal controllers are primarily used in the consumer appliance market where they manage motor control and enable quieter and more energy efficient consumer appliances.

Wireless Connectivity. Our wireless products utilize the IEEE standard 802.15.4, which is also the basis for the Zigbee wireless specification, for devices and applications that utilize a low data rate and require long battery life and secure networking. We integrate this technology in our solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls, and home automation.

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

•    Consumer (smart mobile devices, RF remote controls, electronic gaming, home multimedia)

• #2 in total MCUs(1) • #2 in China MCU market(1) • #2 in Automotive MCU /MPU(1,2) • #1 in 802.15.4 chipsets(2)

(1)	IHS iSuppli, March 2010;
(2)	Freescale estimate based on referenced third-party data.

Networking and Multimedia

We provide networking and multimedia MPUs for the wireless and wireline communications infrastructure, enterprise and home networking, and industrial and consumer markets. Our product portfolio includes communication processors, DSPs and multimedia and application processors and leverages a mixture of proprietary and open processor architectures, including ARM and Power Architecture technologies and our comprehensive software solutions.

Communications Processors. Communications processors are programmable semiconductors that perform tasks related to control and management of digital data, as well as network interfaces. They are designed to handle tasks related to data transmission between nodes within a network, the manipulation of that data upon arrival at its destination and protocol conversion. Our product portfolio includes 32-bit and 64-bit offerings ranging from a single core to multiple cores as well as our 45 nanometer multi-core QorIQ communications processors. For over 25 years, our communication processors, based on the Power architecture technology, have powered communication networks around the world. Our PowerQUICC communications processors are used throughout the wired and wireless infrastructure today. Our multi-core QorIQ platforms use one or more high-performance 32- or 64-bit cores integrated with specific network accelerators, and support a wide range of embedded networking equipment, industrial and general-purpose computing applications.

A key component to our platform-level solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. For example, we have completed several software acquisitions in recent years, including the foundation for the VortiQa software suite, and we continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. An example of this type of investment is the strategic alliances we have formed with embedded software partners ENEA Systems, Green Hills Software and Mentor Graphics. These strategic alliances are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multi-core processors and the tools required to assimilate them into their end products.

Digital Signal Processors. DSPs are MPUs that can perform advanced calculations very rapidly on a real-time basis. Within networking products, DSPs are utilized to perform functions such as baseband modem processing. We are on our fifth generation of multi-core digital signal processing technology. Our DSP portfolio includes single-core to multi-core DSPs based on the StarCore architecture integrated with specific wireless acceleration technology. These products enable baseband processing in the wireless base station market, support multiple air-interfaces in cellular networks such as LTE, HSPA+, TD-SCDMA, CDMA2000K and WiMAX, and as a result have been designed in at five of the top six wireless infrastructure OEMs. Our DSPs used in conjunction with our communications processors give us a broad portfolio in the market to satisfy wireless infrastructure requirements.

Applications Processors. Applications processors consist of a computing core with embedded memory and special purpose hardware and software for multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive driver information system and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. We collaborated with ARM Inc. to establish the Linaro Company software alliance to develop open source standards based on Linux that are intended to increase the speed of development of next generation consumer devices.

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

Radio Frequency Devices. Our products amplify RF signals in preparation for transmission of a communications signal over a wireless telecommunications network, from 2G to 4G, and for use in other markets such as avionics, broadcast, military applications, lighting, scientific and medical. Our RF devices target the wireless communications market and provide solutions for all of the major frequency bands and modulation formats, such as GSM, EDGE, CDMA, iDen, digital television, W-CDMA, TD-SCDMA, WiMAX and LTE. Applications for our RF infrastructure products include general purpose amplifiers, low noise amplifiers, attenuators, basestation IC drivers, base station module pre-drivers and RF high-power transistors. We have consistently provided market leadership in a broad range of RF products, resulting in our long-standing #1 market position in RF power transmission devices.

Analog, Mixed-Signal and Power Management Integrated Circuits. Our analog, mixed-signal and power management ICs perform various functions, including driving actuators (such as in motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for electronic systems. These advanced analog and mixed-signal devices perform audio processing, backlight management / control, power management, and charging functions. The product portfolio includes an array of system-on- a-chip (SoC) solutions that allow the integration of significant amounts of digital processing logic in conjunction with sophisticated analog functionality. Examples of how our analog and mixed-signal and power management semiconductors play a critical role in key applications include highly efficient and safe battery management for hybrid and all-electric vehicles and power management ICs integrated with processors for consumer and industrial applications. These products are sold into all of our markets, frequently as part of our platform-level solutions, as well as specialized components.

Sensors. Sensors serve as a primary interface between an embedded system and the external environment. We provide several categories of semiconductor-based sensors: pressure, inertial, magnetic and proximity sensors. We created one of the first MEMS-based tire pressure sensors in 2003, and more recently we created the world’s first active safety 77 GHz integrated radar chipset technology in 2010. Our Xtrinsic smart sensor platform introduced in 2010 combines an inertial sensor, embedded processor with connectivity and power management along with a reference software toolset for ease of design-in, that allows contextual based processing and decision intelligence. These products provide orientation detection, gesture recognition, tilt to scroll functionality and position detection in mobile devices and gaming applications. Within automotive, our 77GHz radar sensor products enable the convergence of active and passive safety systems, our inertial sensors enable vehicle stability control and our pressure sensors are well-positioned for continued growth in tire pressure monitoring.

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

Cellular Products

Since 2008, we have significantly decreased our research and development investment for our cellular products following market share losses by our largest customer and have refocused our research and development spending on high growth applications within our target markets. Our cellular handset product portfolio represented approximately 20% of our net sales in 2008 as compared to approximately 10% in 2010. Although we have significantly reduced funding for product development for our baseband product offerings, we continue to provide products, solutions and support to our existing cellular customers. We sell baseband processors to Motorola to support their iDen mobile devices and support several product lines within the Research in Motion Blackberry series. Product offerings in our cellular handset product portfolio include baseband processors, power management ICs and RF subsystems. These products focus on digital basebands, RF transceivers and single-chip radios for GSM/EDGE, W-CDMA and iDen network protocols. Other product offerings in our cellular handset product portfolio include power management ICs, and proximity and inertial sensors that serve as the interface between the smart mobile device, the environment and the user. Applications for our proximity sensors in cellular products include touch screen interface, audio processing ICs, intelligent speaker phone and ringer features. Applications for our inertial sensors in cellular products include portrait-landscape display rotation, fall/shock detection, camera stabilization, and 3-D gaming.

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

Research and Development

Our research and development activities comprise both product and technology development. Our technology development programs, including SoC design and packaging and process technology, support our product design engineering efforts. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), SMARTMOS, RF and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products. Our research and development locations include facilities in the United States, Brazil, Canada, Mexico, Czech Republic, France, Germany, Israel, Romania, Russia, United Kingdom, China, India and Malaysia.

During 2010, we focused our research and development initiatives consistent with our strategy to focus on growth markets and key market leadership positions where we believe attractive growth opportunities exist over the long-term. Following our decision in 2008 to gradually wind-down our cellular handset product portfolio, we reduced our research and development expenditures related to this area. Research and development expense was $782 million, $833 million and $1,140 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Manufacturing

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. We also utilize a balance of internal capabilities and contract manufacturing services for standard complementary metal oxide semiconductor (CMOS) processes and high-volume products. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies smaller than 90 nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and enhance cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer size and scale down to 45-nanometer technologies.

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

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Oak Hill, Austin, Texas	RF transceivers RF amplifiers Power management devices Sensors RF laterally diffused metal oxide semiconductor (LDMOS) devices	200 millimeter wafers CMOS, bipolar CMOS (BiCMOS), Silicon Germanium Power CMOS 0.25 micron

Chandler, Arizona	MCUs Power management devices	200 millimeter wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	MPUs MCUs Applications processors	200 millimeter wafers Advanced CMOS, system-on-a-chip 90 nanometer

Toulouse, France (*)	Power management devices Motor controllers	150 millimeter wafers Power CMOS 0.5 micron

Sendai, Japan (*)	MCUs Sensors	150 mm wafers CMOS, embedded non-volatile memory (NVM), Micro Electro Mechanical Systems (MEMs) 0.5 micron

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	MPUs MCUs Power management devices Analog and mixed-signal devices RF devices Sensors

Tianjin, China	MPUs MCUs Power management devices Analog and mixed-signal devices Baseband processors

(*)	The operations at these facilities are scheduled to close in the fourth quarter of 2011.

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

Our technology approach is to leverage multi-functional technical capabilities and innovation to create unique and differentiated products meeting customer requirements for systems and solutions. For our digital products such as DSPs, MPUs and MCUs, we use both industry-standard processes and standard processes enhanced by us and our partners. To develop sensors, analog power and RF devices, we use specialized, differentiated in-house processes.

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

Competition

The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion and evolving standards. Our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share. In addition, we could lose market share to new entrants that are able to more quickly adapt to technological changes despite our historical relationships with our customers.

We compete in our different product lines primarily on the basis of technology offered, product features, quality and availability of service, time-to-market, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. We believe that new products represent the most significant opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry.

The majority of the markets in which we compete are mature and include established competitors with substantial experience. Although product life cycles and the degree of complexity varies by end market, our primary competitors generally offer products that have similar breadth, depth and design complexity. Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Electronics Corporation, STMicroelectronics, Microchip Technology Incorporated, Atmel Corporation, Analog Devices Incorporated, Cavium Networks, Inc. and Texas Instruments Incorporated.

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

The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released on April 30, 2010, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. Those countries where particular concern is expressed include China, where the USTR finds China’s intellectual property enforcement to be “largely ineffective and a non-deterrent,” and India, where the expressed concern was “India’s inadequate legal framework and ineffective enforcement.” In addition, Malaysia was identified as a country where piracy remains widespread and enforcement is declining. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

We generate revenue from licensing our patents and certain technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through appropriate legal means to the extent that we determine the potential benefits of such actions outweigh any costs involved.

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

In order to secure components for the production of products, we may continue to enter into non-cancelable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels during periods of declining market demand. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to reduce significantly the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating earnings.

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

After winning a product design for one of our customers, we may still experience delays in generating sales from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly and adversely affect our financial results, as we may have incurred significant expense and generated no sales. Finally, if our customers fail to successfully market and sell their products, it could have a material negative impact on our business, financial condition and results of operations as the demand for our products falls.

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

We compete in our different product lines primarily on the basis of technology offered, product features, quality and availability of service, time-to-market, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. We believe that new products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry. If we are unable to keep pace with technology changes, our market share could decrease and our business would be adversely affected. In addition, we could lose market share to new entrants that are able to more quickly adapt to technological changes despite our historical relationships with our customers.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 44%, 46% and 54% of our net sales in 2010, 2009 and 2008, respectively. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. Other than Continental Automotive and Motorola, no other end customer represented more than 10% of our total net sales in any of the last three years. Continental Automotive represented 12% and 11% of our total net sales in 2010 and 2009, respectively, and Motorola represented 10% and 23% of our total net sales in 2009 and 2008, respectively.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries, or a decline in demand for particular products in those industries, could have a material negative impact on our results of operations.

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

We are highly leveraged. As of December 31, 2010, our total consolidated indebtedness (all of which has been incurred by our subsidiaries) was approximately $7,618 million. We are a guarantor of substantially all of this debt. Our subsidiaries also had an additional $27 million available for borrowing under a revolving credit facility. In addition, under the terms of the senior unsecured PIK-election notes due 2014, Freescale Inc., the issuer of the PIK-election notes, has the option to utilize the payment-in-kind (PIK) feature of the outstanding PIK-election notes at the PIK interest rate of 9.875%, make a cash interest payment at the cash interest rate of 9.125%, or use an evenly split combination of the two, for each interest payment period through December 15, 2011. In the event a PIK interest election is made, our consolidated debt will increase by the amount of such PIK interest. Freescale Inc. elected to pay PIK interest for the interest period that ended June 15, 2010, and, as a result, Freescale Inc. increased the principal amount of the PIK-election notes by approximately $25 million on June 15,

2010. Freescale Inc. also elected to use the PIK interest feature for the interest periods ending on June 15, 2009 and December 15, 2009, resulting in an increase in principal amount of approximately $53 million in 2009. Freescale Inc. paid the December 15, 2010 interest payment, and has elected to pay the June 15, 2011 interest payment, in cash. Since the acquisition by the Consortium in 2006, our only indebtedness has consisted of the senior credit facilities, the existing notes, a small working capital line of credit at a foreign subsidiary that is no longer outstanding and an insignificant amount of notes previously issued by Freescale Inc. that remained outstanding after the acquisition. Freescale Inc. has not defaulted under any of this indebtedness.

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

At December 31, 2010, our indebtedness included (i) a revolving credit facility with a committed capacity of $590 million, and $532 million outstanding thereunder, excluding letters of credit and a non-funding commitment attributable to Lehman Commercial Paper, Inc. (LCPI), which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008, which will be available through December 1, 2012, at which time all outstanding principal amounts under the revolving credit facility will be due and payable; (ii) $2,237 million outstanding under a term loan due December 1, 2016, which maturity accelerates to September 1, 2014 if (a) on such date the aggregate principal amount of Freescale Inc.’s senior unsecured notes due 2014 exceeds $500 million and (b) Freescale Inc.’s total leverage ratio as of June 30, 2014 (as calculated under the senior credit facilities) is greater than 4:1; (iii) $1,198 million aggregate principal amount outstanding under senior unsecured notes due 2014; (iv) $764 million aggregate principal amount outstanding under senior subordinated notes due 2016; (v) $2,130 million aggregate principal amount outstanding under senior secured notes due 2018; and (vi) $750 million aggregate principal amount outstanding under senior unsecured notes due 2020. As of December 31, 2011, we did not meet either of the tests that could trigger acceleration of indebtedness under the senior credit facilities in 2014 as described in clause (ii) above. At December 31, 2011, our total leverage ratio (as calculated under the senior credit facilities) was 5.77:1, and we had approximately $1,198 million of senior unsecured notes due 2014 outstanding. Accordingly, unless we are able to reduce our total leverage ratio or repay or refinance our senior unsecured notes due 2014 to within the stated thresholds prior to the applicable times in 2014, indebtedness under our senior credit facilities due in 2016 will be accelerated to September 1, 2014 absent consent of the lenders thereunder. We had $2,237 million of indebtedness outstanding under the senior credit facilities subject to acceleration provisions as of December 31, 2010.

Despite our high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

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

If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation. In addition, we are unable to engage in specified activities if we fail to meet specified ratios under our debt agreements.

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

We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities. The refinancing activities have not been as a result of any default under those debt agreements. Rather, we have refinanced Freescale Inc.’s indebtedness to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt at a discount, and increasing flexibility under existing covenants for business planning purposes. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the senior credit facilities filed a complaint against Freescale Inc. challenging the 2009 debt exchange transaction under the senior credit facilities. The debt exchange was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the amendment of its senior credit facilities and the issuance of its 10.125% senior secured notes in the first quarter of 2010. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the 2010 transactions. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs.

In the absence of sufficient operating results and resources to service our debt, or appropriate refinancing or amendments thereof, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets and, even if permitted, we may not be able to consummate any such dispositions, which could result in our inability to meet our debt service obligations. Much of our debt requires, and our future debt may also require, us to repurchase such debt upon an event that would constitute a change of control for the purposes of such debt. We may not be able to meet these repurchase obligations because we may not have sufficient financial resources to do so. Our failure to meet our repurchase obligations upon a change of control would cause a default under the agreements governing our debt.

Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under our debt agreements, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the senior credit facilities, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the senior credit facilities) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the senior credit facilities) is no greater than 6.5:1, except as otherwise permitted by the senior credit facilities. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. As of December 31, 2010, Freescale Inc. met the total leverage ratio and the senior secured first lien leverage ratio but did not meet the consolidated secured debt ratio of 3.25:1 or the fixed charge coverage ratio of 2.0:1. At such time, Freescale Inc.’s consolidated secured debt ratio and fixed charge ratio was 4.28:1 and 1.91:1, respectively. Accordingly, we are currently restricted from having liens on assets securing indebtedness, incurring indebtedness, paying dividends, making certain investments, prepaying junior debt and making other restricted payments, in each case as not otherwise permitted by the indentures. However, the fact that we do not meet the ratios in the indentures does not result in any default thereunder.

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

Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We use highly combustible materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of explosions and fires, which can cause significant disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of semiconductor from one of our facilities to another can take between six to twelve months to accomplish, and in the interim period we would likely suffer significant or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations. In connection with our decision to eliminate our 150 millimeter manufacturing capability, we are currently transitioning certain technologies to our other manufacturing facilities and contract manufacturers.

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

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in the countries in which we conduct business and other factors related to our international operations.

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

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 6,100 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical patents and patent applications that protect the same invention, covering different geographical regions. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, enforcement of patents and other intellectual property rights may be unavailable or limited in scope. The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released on April 30, 2010, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. Those countries where particular concern is expressed include China, where the USTR finds China’s intellectual property enforcement to be “largely ineffective and a non-deterrent,” and India, where the expressed concern was “India’s inadequate legal framework and ineffective enforcement.” In addition, Malaysia was identified as a country where piracy remains widespread and enforcement is declining. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to protect adequately our intellectual property may have a material negative impact on our business, financial condition and results of operations.

We obtain some of the intellectual property we use in our operations through license agreements with third parties. Some of these license agreements contain provisions that may require the consent of the counterparties to remain in effect after a change of control. If we are unable to obtain any required consents under any license agreements in the event of a change of control, our rights to use intellectual property licensed under those agreements may be at risk. If any license agreements are terminated or expire, we could lose the right to use the subject intellectual property, which could result in a negative impact on our ability to manufacture and sell some of our existing products.

Our products may be subject to product liability and warranty claims, which could be expensive and could divert management’s attention.

We make highly complex electronic components and, accordingly, there is a risk that defects may occur in any of our products. Such defects may damage our reputation and can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, delays in, cancellations of, rescheduling or return of orders or shipments and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. We typically provide warranties on products we manufacture for a period of three years from the date of sale. These warranties typically provide that, on the date of shipment, our products will be free from defects in material and workmanship and will conform to our approved specifications. In the event of a defect, we will either refund the purchase price or repair or replace the product with the same or equivalent product at our cost that meets the warranty, if the warranty applies. If we release defective products into the market, our reputation could suffer and we could lose sales opportunities and become liable to pay damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of the amounts they pay us for our products, including consequential damages.

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

Our net sales and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of adverse economic conditions in the U.S. and international markets, including the recent crisis in global credit and financial markets;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	manufacturing, assembly and test capacity; and

•	our ability to hire, retain and motivate key employees to meet the demands of our customers.

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

The failure to complete our transformation program and the impact of activities taken under the program could adversely affect our business.

Since 2008 we have significantly transformed our business and market strategy. This transformation program has included strengthening our senior leadership team, winding down our cellular handset research and development and selling, general and administrative activities, restructuring research and development efforts, streamlining our manufacturing footprint, and improving our capital structure, including activities in connection with our transformation program. In the past, we have realized significant annualized cost savings as a result of these activities. However, cost savings from measures yet to be completed may be lower than we currently anticipate, and they may not be realized on our anticipated timeline. We have completed our transformation program, with the exception of completing the closure of our 150 millimeter manufacturing activities, which we expect to occur during the fourth quarter of 2011. Closure of the Toulouse, France and Sendai, Japan facilities could be delayed due to unanticipated product demand requiring us to keep these facilities operating to meet such demand. Furthermore, these transformation activities involve transitioning production from the Toulouse, France and Sendai, Japan sites to other manufacturing locations, building inventory to support such transition and potentially requiring our customers to “requalify” the products currently manufactured in those sites, which could also delay closure of these facilities or could adversely impact the expected cost reductions and level of sales to an extent we have not anticipated. If the closure of our 150 millimeter fabrication facilities in Toulouse, France and Sendai, Japan is delayed beyond 2011, the anticipated cost savings would be delayed, and we would continue to incur production and other costs related to the operation of this facility.

Because of the complex manufacturing process in the semiconductor industry, it is common that the same designed product may have varying performance characteristics based on the facility at which the product is manufactured. Therefore, it is typical in our industry for customers to “requalify” products when they are moved to a new manufacturing facility by confirming that the performance of the product made at the new facility meets the customer’s specifications. The user of the product determines whether requalification is required, based on applicable regulatory requirements and the user’s quality control procedures. We believe that it is likely that most of the products for which manufacturing is transitioned will be required to undergo requalification. The timing and extent of the requalification process varies significantly by product and by transition and could result in product delivery delays to our customers and to the ultimate end user. In addition, we could incur additional costs to ensure the necessary product specifications at the new facilities. It is difficult to predict whether the impact of the transitions and requalifications will be significant. Extended delays in product delivery or the inability to achieve product specifications could have a negative impact on our net sales, and significant additional costs could further impact operating margins. In addition, such events could have similar consequences for our customers, which could harm those customer relationships and adversely affect our business. We seek to mitigate these risks by building up product inventory in advance of a transition and have been doing so with respect to the closures of the manufacturing facilities in Toulouse, France and Sendai, Japan. Even if we fully execute these activities, there may be other unforeseeable and unintended factors or consequences that could adversely impact our business.

We have recorded significant charges for reorganization of business activities, interest expense and amortization expense in the past and may do so again in the future, which could have a material negative impact on our business.

In 2009 and 2008, we recorded cash costs for restructuring and non-cash asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amount of $345 million and $320 million, respectively. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur cash costs for employee termination and exit costs and non-cash asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

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

The following table describes our facilities as of December 31, 2010:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	4 owned facilities, 26 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	5.6 million	1.4 million

Asia	6 owned facilities, 19 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China Sendai, Japan(1)	1.9 million	0.4 million

Europe, Middle East, Africa	3 owned facilities, 20 leased facilities	Toulouse, France(1) Munich, Germany Tel Aviv, Israel East Kilbride, Scotland	1.7 million	0.3 million

(1)	The manufacturing operations at these facilities are scheduled to close in the fourth quarter of 2011.

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

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in the United States and other jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. Environmental requirements may become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws. Please refer to Note 8 to our accompanying consolidated financial statements included elsewhere in this Amendment for additional information regarding the amounts we have accrued related to our environmental remediation obligations.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $41 million as of December 31, 2010, approximately 68% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. In addition, the EPA recently announced it will conduct “vapor intrusion studies” in residential areas adjacent to the 52nd Street facility. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material.

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

Equity Compensation Plan Information

The following tables summarize our equity compensation plan information as of December 31, 2010.

Freescale Semiconductor Holdings I, Ltd.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—		—
Equity compensation plans not approved by security holders(1)	13,750,683	$7.69	(2)	1,643,985

Total	13,750,683	$7.69		1,643,985

(1)	This includes restricted stock units and options to purchase common shares of Holdings I awarded under the 2006 Management Incentive Plan and options to purchase common shares of Holdings I awarded under the 2007 Employee Incentive Plan.
(2)	This weighted-average exercise price does not include outstanding restricted stock units.

Freescale Holdings L.P.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	129,749	$—	—

Total	129,749	$—	—

(1)	This includes Class B limited partnership interest units in Freescale Holdings L.P. awarded under the 2006 Profits Interest Plan (described in Note 6 to the accompanying audited consolidated financial statements).

Item 6:	Selected Financial Data

Freescale Semiconductor Holdings I, Ltd.

Five Year Financial Summary

	Successor				Combined(1)	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Operating Results
Net sales	$4,458	$3,508	$5,226	$5,722	$6,359	$565	$5,794
Cost of sales	2,768	2,563	3,154	3,821	3,625	450	3,175

Gross margin	1,690	945	2,072	1,901	2,734	115	2,619
Selling, general and administrative	502	499	673	653	729	59	670
Research and development	782	833	1,140	1,139	1,204	99	1,105
Amortization expense for acquired intangible assets	467	486	1,042	1,310	117	106	11
In-process research and development(2)	—	—	—	—	2,260	2,260	—
Reorganization of business, contract settlement, and other(3)	—	345	53	64	(12)	—	(12)
Impairment of goodwill and intangible assets(4)	—	—	6,981	449	—	—	—
Merger expenses(5)	—	—	11	5	522	56	466

Operating (loss) earnings	(61)	(1,218)	(7,828)	(1,719)	(2,086)	(2,465)	379
(Loss) gain on extinguishment or modification of long-term debt, net(6)	(417)	2,296	79	—	(15)	—	(15)
Other (expense) income, net(7)	(600)	(576)	(733)	(780)	(8)	(56)	48

(Loss) earnings before income taxes and cumulative effect of accounting change	(1,078)	502	(8,482)	(2,499)	(2,109)	(2,521)	412
Income tax (benefit) expense	(25)	(246)	(543)	(886)	(108)	(134)	26

(Loss) earnings before cumulative effect of accounting change	(1,053)	748	(7,939)	(1,613)	(2,001)	(2,387)	386
Cumulative effect of accounting change, net of income tax expense	—	—	—	—	7	—	7

Net (loss) earnings	$(1,053)	$748	$(7,939)	$(1,613)	$(1,994)	$(2,387)	$393

Balance Sheet (End of Period)
Total cash and cash equivalents and short-term investments(8)	$1,043	$1,363	$1,394	$751	$710
Total assets	$4,269	$5,093	$6,651	$15,117	$17,739
Total debt and capital lease obligations	$7,618	$7,552	$9,786	$9,497	$9,526
Total shareholders’ (deficit) equity	$(4,934)	$(3,894)	$(4,692)	$3,190	$4,717

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”) or with the rules for pro forma presentation but is presented because we believe it provides the most meaningful comparison of our results.
(2)	In connection with our acquisition by a consortium of private equity funds in 2006, purchase accounting adjustments were recorded to establish intangible assets including in-process research and development. This amount was expensed upon closing of the acquisition.
(3)	Charges in 2009 and 2008 related to a series of restructuring actions we initiated in 2008 to streamline our cost structure and redirect some research and development investments into growth markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reorganization of Business, Contract Settlement, and Other” for a description of these actions and charges. During 2007, we recorded severance costs as part of a program to improve our operational efficiencies and reduce costs and we also recorded impairment and exit costs associated with the closure of our wafer fabrication facility in Crolles, France.
(4)	In 2008, in connection with the termination of our agreement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. During 2007, we began discussions regarding an existing supply agreement with Motorola and concluded that indicators of impairment existed related to the intangible assets associated with our wireless business. As a result, we recorded a $449 million impairment charge related to these assets in 2007.

(5)	Costs associated with the 2006 acquisition by a consortium of private equity funds included (i) the redemption of outstanding notes, (ii) share-based compensation due to accelerated vesting of stock options, restricted stock units, and stock appreciation rights awards, (iii) various professional fees and (iv) employee compensation and payroll taxes. Amount for 2008 reflects expenses related to our acquisition of SigmaTel, Inc. and other merger related items.
(6)	Charges recorded in 2010 primarily reflect a net pre-tax charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization associated with the refinancing activities completed in 2010. These charges were partially offset by a $15 million net pre-tax gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. Gains recorded during 2009 primarily reflect a $2,264 million net pre-tax gain recorded in the first quarter of 2009 in connection with the debt exchange completed during the period. Gains recorded during 2008 reflect the net pre-tax gain related to open market repurchases of Freescale Inc.’s existing notes. The charge recorded in the predecessor period reflects the loss related to the full redemption of our floating rate notes due 2009.
(7)	Primarily reflects interest expense associated with our long-term debt for periods after the acquisition in 2006.
(8)	The following table provides a reconciliation of total cash and cash equivalents and short-term investments to the amounts reported in our accompanying audited Consolidated Balance Sheets at December 31, 2010, 2009, 2008, 2007, and 2006 or in their accompanying Notes:

(in millions)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents	$1,043	$1,363	$900	$206	$177
Short-term investments	—	—	494	545	533

Total	$1,043	$1,363	$1,394	$751	$710

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years ended December 31, 2010, 2009, and 2008. You should read the following discussion of our results of operations and financial condition in conjunction with our accompanying audited consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Amendment. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Amendment. Actual results may differ materially from those contained in any forward looking statements. As used herein, “Freescale Inc.” means Freescale Semiconductor, Inc., our indirect wholly owned subsidiary and main U.S. operating entity. We refer to our principal shareholder, Freescale Holdings L.P., as “Freescale LP,” its general partner, Freescale Holdings G.P., Ltd., as “Freescale GP,” our direct subsidiary, Freescale Semiconductor Holdings II, Ltd., as “Holdings II” and our indirect subsidiaries, Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd. and Freescale Semiconductor Holdings V, Inc., as “Holdings III,” “Holdings IV” and “Holdings V,” respectively.

Overview

Our Business. We are a global leader in embedded processing solutions. An embedded procession solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include MCUs, single-and multi-core MPUs, applications processors and DSPs. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including RF, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including approximately 6,100 patent families, which allow us to serve our more than 18,000 customers through our direct sales force and distribution partners.

Our broad product portfolio falls into three primary groupings, Microcontroller Solutions (MSG), Networking and Multimedia (NMG) and Radio Frequency, Analog and Sensor (RASG). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our ten largest end customers accounted for approximately 44%, 46% and 54% of our net sales in 2010, 2009 and 2008, respectively. Other than Continental Automotive and Motorola, no other end customer represented more than 10% of our total net sales for any of the last three years. In 2010, 2009 and 2008, 83%, 83% and 78% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific, Europe, Middle East and Africa (EMEA), Americas and Japan regions represented approximately 45%, 26%, 23% and 6%, respectively, of our net sales in 2010.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our three primary groupings. Our MSG product line represents the largest component of our total net sales. MCUs and associated application development systems represented approximately 36%, 32% and 31% of our total net sales in 2010, 2009 and 2008, respectively. Demand for our MCU products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 64%, 64% and 65% of MSG’s net sales in 2010, 2009 and 2008, respectively. Our NMG product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 28%, 27% and 22% of our total net sales in 2010, 2009 and 2008, respectively. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes RF devices, analog devices and sensors, represented 24%, 23% and 20% of our total net sales in 2010, 2009 and 2008, respectively. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure, and computer peripherals markets. The automotive end market accounted for 55%, 49% and 53% of the Radio Frequency, Analog and Sensor group’s sales in 2010, 2009, and 2008, respectively.

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

Net sales in 2010 were up 27% over the prior year, with growth in all geographic regions in which we operate, excluding Japan. The increase in net sales in 2010 was broad-based, demonstrating strength in each of our MSG, NMG and RASG product groups. In 2010, MSG product sales grew 43%, or $480 million; NMG product sales grew 33%, or $304 million; and RASG product sales grew 30%, or $242 million; in each case as compared to 2009. The significant growth in our MSG and RASG product portfolios was attributable primarily to the continued recovery of the global automotive markets, including significant increases in light vehicle production over the prior year. Our automotive net sales in 2010 increased by 44% compared to the prior year, in line with market growth rates. Within our NMG business, our communications processor and DSPs products, which are sold into enterprise and service provider markets, also contributed a substantial portion of product sales growth, along with higher net sales in our emerging multimedia business. In addition, the continued general economic recovery fueled stronger consumer and industrial product sales in our MSG and RASG products.

In 2009 and 2008, our business was significantly impacted by the global economic downturn. Decreased global automotive demand and production cuts in the automotive markets as well as reduced demand in the consumer and industrial market negatively impacted our results. We experienced lower net sales and profitability, as well as lower factory utilization compared to peak levels because of the downturn in general and our position as an electronic content provider to the automotive industry. In addition, our decision in 2008 to gradually wind down our cellular handset product portfolio and to restructure our relationship with Motorola, whereby it agreed to pay certain consideration to us in exchange for our terminating its remaining minimum purchase commitment obligations, resulted in substantial declines in cellular products sales beginning in the second half of 2008. We have completed our transformation activities relating to the winding down of our cellular handset product portfolio, which consisted of significant reductions in the related research and development and selling, general and administrative activities. We intend to provide products, solutions and support to our existing cellular customers, although we expect demand for these products and services to continue to decline over time. As a result, we expect our net sales from our cellular handset product portfolio to continue to decline.

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

Reorganization of Business Program. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of December 31, 2010, with the exception of the completion of our 150 millimeter exit strategy described below, we had completed the majority of these restructuring actions.

As a part of this program, we announced in the second quarter of 2009 that we were executing a plan to exit our remaining 150 millimeter manufacturing facilities, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The declining overall demand for the bulk of the products served by our 150 millimeter fabrication facilities has resulted in lower factory utilization. We are in the process of transitioning these products to our more efficient 200 millimeter facilities. This decline in demand was accelerated by the weaker global economic climate in 2008 and 2009. Accordingly, we closed our 150 millimeter fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We also previously announced the planned closure of both our 150 millimeter fabrication facilities in Toulouse, France and Sendai, Japan, which we expect to complete in the fourth quarter of 2011; however, closure could be delayed due to unanticipated product demand requiring us to keep the facility operating to meet such demand or as a result of transitioning production from the Toulouse, France and Sendai, Japan sites to other manufacturing locations, building inventory to support such transition and potentially requiring our customers to “requalify” the products currently manufactured in those sites. Refer to “Risk Factors—The failure to complete our transformation program and the impact of activities taken under the program could adversely affect our business”. We estimate the costs of these closures to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit expenses. We anticipate substantially all of these costs to be paid over the course of 2011 and through 2012; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We expect these closures to result in annualized cost savings of approximately $120 million, which we expect to fully realize by the end of 2012. Actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control, and could differ materially from our estimates.

Debt Restructuring Activities. During 2010 and 2009, we undertook several debt restructuring initiatives that have enabled us to reduce our long-term debt and extend the maturity of a significant portion of our outstanding indebtedness. In the first quarter of 2009, Freescale Inc. refinanced approximately $2,083 million of its senior notes due 2014 and $746 million of its senior subordinated notes due 2016 with approximately $924 million of incremental term loans due 2016 which were borrowed under its senior credit facilities in a transaction we refer to as the “debt exchange.” In addition, in the first quarter of 2010, Freescale Inc. amended its senior credit facilities and extended the maturity of $2,265 million of term loans thereunder to 2016 (subject to acceleration to 2014 in certain circumstances), and used the proceeds from the issuance of $750 million in senior secured notes due 2018 to repay a like amount of debt outstanding under the senior credit facilities in a transaction we refer to as the “amend and extend.” Also, in the second quarter of 2010, Freescale Inc. issued $1,380 million of senior secured notes due 2018 and used the proceeds, plus cash on hand, to prepay the remaining balances under the original maturity term loans and the incremental term loans under the senior credit facilities, and in the third quarter of 2010, it issued $750 million of senior unsecured notes due 2020 and used the proceeds to repurchase a like amount of its existing senior unsecured notes due 2014. We refer to the 2010 second and third quarter transactions collectively as our “other 2010 debt refinancing activities.” We have also been opportunistically repurchasing Freescale Inc.’s existing notes in the open market. During 2010, 2009 and 2008, we repurchased $213 million, $99 million and $177 million, respectively, of existing notes. These restructuring activities were not undertaken due to any defaults under our indebtedness, but rather to improve our capital structure and increase our flexibility under the terms of such debt. Refer to “Liquidity and Capital Resources” below for additional information.

Effect of Acquisition Accounting. On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds in a transaction we refer to as the “Merger.” The consortium included The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others, which we refer to as our “Sponsors.” In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks/tradenames, customer relationships, developed technology/purchased licenses, and in-process research and development (IPR&D) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This reduced the post-Merger increase in our non-cash amortization charges, although they are still above historical levels. The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations.

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

Net sales

Our net sales are derived from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are derived from our three major product groups: MSG, NMG and RASG. We also derive net sales from Cellular Products and “Other,” which consists of foundry wafer sales to other semiconductor companies, intellectual property net sales, product net sales associated with end markets outside of our product design group target markets and net sales from sources other than semiconductors. We sell our products primarily through our direct sales force. We also use distributors for a portion of our sales and recognize net sales upon the delivery of our products to the distributors. Distributor net sales is reduced for estimated returns and distributor sales incentives.

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

Gross margin

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, there is more operating leverage because fixed manufacturing costs are spread over higher output. We experienced a significant increase in our utilization rate to 75% in the fourth quarter of 2010 compared to 36% in the first quarter of 2009 due to increased demand for our products during the second half of 2009, which accelerated during 2010. We also experienced a significant decrease in our utilization rate from 74% in the first quarter of 2008 to 60% in the fourth quarter of 2009 (with the low point being in the first quarter of 2009 as mentioned above) due to decreased demand for our products in connection with the global recession during the second half of 2008 and first half of 2009.

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

Results of Operations

Operating Results

(in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Orders (unaudited)	$4,631	$3,719	$4,845

Net sales	$4,458	$3,508	$5,226
Cost of sales	2,768	2,563	3,154

Gross margin	1,690	945	2,072
Selling, general and administrative	502	499	673
Research and development	782	833	1,140
Amortization expense for acquired intangible assets	467	486	1,042
Reorganization of business, contract settlement, and other	—	345	53
Impairment of goodwill and intangible assets	—	—	6,981
Merger expenses	—	—	11

Operating loss	(61)	(1,218)	(7,828)
(Loss) gain on extinguishment or modification of long-term debt, net	(417)	2,296	79
Other expense, net	(600)	(576)	(733)

(Loss) earnings before income taxes	(1,078)	502	(8,482)
Income tax benefit	(25)	(246)	(543)

Net (loss) earnings	$(1,053)	$748	$(7,939)

Percentage of Net Sales

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Orders (unaudited)	103.9%	106.0%	92.7%

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1%	73.1%	60.4%

Gross margin	37.9%	26.9%	39.6%
Selling, general and administrative	11.3%	14.2%	12.9%
Research and development	17.5%	23.7%	21.8%
Amortization expense for acquired intangible assets	10.5%	13.9%	19.9%
Reorganization of business, contract settlement, and other	—%	9.8%	1.0%
Impairment of goodwill and intangible assets	—%	—%	133.6%
Merger expenses	—%	—%	0.2%

Operating loss	*	*	*
(Loss) gain on extinguishment or modification of long-term debt, net	*	65.4%	1.5%
Other expense, net	*	*	*

(Loss) earnings before income taxes	*	14.3%	*
Income tax benefit	*	*	*

Net (loss) earnings	*	21.3%	*

*	Not meaningful.

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

MSG

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

NMG

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

RASG

RASG’s net sales increased by $242 million, or 30%, in 2010 compared to the prior year, attributable primarily to higher demand for both analog and sensor products resulting from a rise in worldwide automotive production. RASG’s net sales increased by 45% in the automotive marketplace in 2010 compared to the prior year, predominantly as a result of increased light vehicle sales. Higher demand for our analog products also fueled an increase in our consumer business in 2010 over the prior year and is reflective of the continued general economic recovery. We also experienced an increase in RF product net sales in 2010 compared to the prior year. This increase was attributable primarily to a period of increased spending in China’s wireless infrastructure investment cycle.

Cellular Products

Cellular Products net sales declined by $16 million, or 3%, in 2010 compared to the prior year due in part to the change in sales mix between our remaining customers. We have completed our transformation activities relating to the winding down of our cellular handset product portfolio, which consisted of significant reductions in related research and development and selling, general and administrative activities. We intend to continue to provide products, solutions and support to our existing cellular customers.

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

Gross margin

In 2010, our gross margin increased $745 million compared to the prior year. As a percentage of net sales, gross margin in 2010 was 37.9%, reflecting an increase of 11.0 percentage points compared to 2009. This increase was attributable to higher net sales and an increase in factory utilization of approximately 15 percentage points as compared to the end of 2009. The increase in factory utilization and a $112 million decrease in depreciation and amortization expense positively impacted gross margin, as we experienced greater operating leverage of our fixed manufacturing costs. In addition, in connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce has increased 13% since the end of 2009. Manufacturing-related expenses, including tool maintenance and support, purchased parts and production supplies, were also higher in 2010 as compared to 2009 as a result of increased production volumes. We also experienced increases in other costs, including shipping and expedite fees, to ensure we met our customers increasing demand requirements during 2010. Our gross margin included PPA impact and depreciation acceleration related to the planned closures of our 150 millimeter manufacturing facilities of $156 million in 2010 and $228 million in 2009.

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

Research and development

Our research and development expense for 2010 decreased $51 million, or 6%, compared to 2009. This decrease was primarily the result of the gradual winding-down of research and development activities related to our cellular handset product portfolio and the realization of cost savings associated with workforce reductions. On average, we reduced our research and development headcount by approximately 13% in 2010 compared to 2009. This decrease was partially offset by higher incentive compensation associated with our increased net sales and improved performance, the termination of austerity measures at the beginning of 2010, higher costs associated with intellectual property licensing and focused investment in the new product introduction process. As a percentage of our net sales, our research and development expenses were 17.5% in 2010, reflecting a decrease of 6.2 percentage points over the prior year, due primarily to improved leverage of existing resources and higher net sales.

Amortization expense for acquired intangible assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $19 million, or 4%, in 2010 compared to the prior year. This decrease is associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of business, contract settlement, and other

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

RASG

RASG’s net sales declined in 2009 by $218 million, or 21%, compared to 2008, as a result of lower demand for both analog and sensor products due to weaker automotive vehicle production. In addition, we also experienced a decline in RF product demand due to the end of that period of China’s investment in its 3G wireless infrastructure. Despite the overall decline from the prior year, in the second half of 2009, RASG’s net sales increased sequentially by 11% in total, and by 48% in the automotive marketplace, as compared to the first half of 2009. This increase related primarily to a 46% increase in units produced by the Big 3 in the second half of 2009 and corresponding increases in our foreign markets, as compared to the first half of 2009, resulting from government incentive programs and the replenishment of inventories.

Cellular Products

Cellular Products net sales declined by $592 million, or 56%, in 2009 compared to 2008 due primarily to significantly lower demand from Motorola due to the termination of our agreement with it in the second half of 2008. The sharp decline in product sales to Motorola was partially offset by higher demand in 2009 from Research In Motion for our baseband processors.

Other

Other net sales declined by $150 million, or 45%, in 2009 as compared to 2008 due principally to a $175 million, or 71%, decrease in foundry wafer sales in connection with the winding down of a manufacturing contract with a customer. As a percentage of net sales, intellectual property revenue was 2% and 1% for 2009 and 2008, respectively.

Gross margin

In 2009, our gross margin decreased $1,127 million compared to 2008. As a percentage of net sales, gross margin was 26.9% in 2009, reflecting a decline of 12.7 percentage points from the prior year. This decrease was attributable to substantially reduced net sales which resulted in a decline in factory utilization of approximately 20 percentage points, as compared to 2008. This negatively impacted gross margin, as we experienced less operating leverage of fixed manufacturing costs. In response to these circumstances, we executed several cost savings initiatives, including reducing our cost of procured materials and services, internalizing certain wafer manufacturing and assembly and test contract services and executing a workforce reduction across our manufacturing organization. On average, our manufacturing and supply chain operations workforce was reduced 22% during 2009 compared to 2008. Our gross margin included PPA impact and depreciation acceleration related to the planned closures of our 150-millimeter manufacturing facilities of $228 million in 2009 and $225 million in 2008.

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

Research and development

Our research and development expense for 2009 decreased $307 million, or 27%, compared to 2008. This decrease was the result of savings from a comprehensive transformation plan to refocus our research and development efforts on the automotive, networking, industrial and consumer markets. This refocus also included the termination of our participation in the IBM alliance, which was a jointly-funded research alliance of several semiconductor manufacturing companies focused on cooperative development of 300 millimeter process technology. The termination of our participation of the IBM alliance was not significant to our operations, as we continue to work with IBM and our other foundry partners to incorporate new process technology into our product roadmap. We also exited our Magnetoresistive Random Access Memory (MRAM) process technology development by contributing to an external party and generated initial savings from the strategic realignment of our cellular handset product portfolio. As a result, on average, our research and development workforce was reduced 20% during 2009 compared to 2008. These savings were partially offset by external acquisitions in 2008 and internal organic investments in our remaining core businesses. As a percentage of our net sales, our research and development expenses were 23.7% in 2009, reflecting an increase of 1.9 percentage points over the prior year, due primarily to lower net sales.

Amortization expense for acquired intangible assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $556 million, or 53%, in 2009 compared to 2008. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of business, contract settlement, and other

In 2009, we recorded $298 million in net charges for severance costs primarily in connection with our decision to exit our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the wind-down of our cellular handset product portfolio. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. These net charges also included $15 million of severance reversals recorded as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. In addition to these severance charges, we recorded $24 million in exit costs related primarily to underutilized office space which was vacated during 2009 in connection with the consolidation of certain research and development activities, $25 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets.

We also recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan in reorganization of business, contract settlement, and other. These charges were related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan. In addition, in connection with our planned closure of our fabrication facility in Toulouse, France in 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations.

In 2008, we recorded a benefit of $296 million in reorganization of business, contract settlement, and other in connection with a settlement agreement with Motorola whereby Motorola agreed to provide certain consideration to us in exchange for our terminating its remaining minimum purchase commitment obligations. This amount included the recognition of $187 million of previously deferred revenue recorded under an earlier amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements as a result of the settlement agreement.

We also accrued $151 million in employee severance and other exit costs in connection with our Reorganization of Business Program in 2008. In addition, we recorded exit costs of $43 million related to a strategic decision to terminate our participation in the IBM alliance. In addition to these Reorganization of Business Program charges, we recorded $88 million of non-cash impairment charges in 2008 related to (i) idle property, plant and equipment assets, (ii) certain research and development assets, (iii) the closure of our manufacturing facility located in Tempe, Arizona and (iv) certain other assets previously classified as held-for-sale.

As a result of a change in executive leadership in 2008, we recorded in reorganization of business, contract settlement, and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of awards in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the hiring of our current Chief Executive Officer. In addition, we recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Finally, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of business, contract settlement, and other related to the portion of the grant for assets disposed of during 2008.

Impairment of goodwill and intangible assets

In 2008, in connection with the termination of our agreement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. These goodwill and intangible assets were primarily established in purchase accounting at the completion of the Merger in December 2006.

Merger expenses

Merger expenses were $11 million in 2008 and consisted primarily of retention costs associated with the acquisition of SigmaTel, Inc. on April 30, 2008, as well as accounting, legal and other professional fees. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal integrated circuits (ICs) for the consumer electronics market.

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

During 2009, we also recorded in other, net pre-tax losses of (i) $15 million related to certain of our investments which were accounted for under either the cost method or the equity method; (ii) $8 million in connection with the ineffective portion of swaps that were no longer classified as a cash flow hedge; (iii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps; and (iv) $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities and other derivatives (see further discussion of our auction rate securities in Note 3 to the accompanying audited consolidated financial statements), and (ii) $4 million recorded in connection with a settlement of a Lehman Brothers Special Financing, Inc. (LBSF) swap arrangement with a notional amount of $400 million (see further discussion of the LBSF swap arrangement in Note 5 to the accompanying audited consolidated financial statements).

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

Reorganization of Business, Contract Settlement, and Other

Over the last three years, we have executed a series of restructuring initiatives that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general, and administrative activities and reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facility in East Kilbride, Scotland in 2009 and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Sendai, Japan and Toulouse, France manufacturing facilities, which are expected to occur during the fourth quarter of 2011, with the reduction in headcount occurring through the second quarter of 2012.

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

In 2009, we recorded $313 million in charges for severance costs primarily in connection with our planned closures of our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the gradual wind-down of our cellular handset research and development and selling, general and administrative activities. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. We reversed $15 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

During 2009, we also recorded charges for exit costs of $24 million related primarily to underutilized office space which was vacated in connection with the Reorganization of Business Program. As of December 31, 2009, $8 million of these exit costs were paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to terminate our participation in the IBM alliance, a jointly-funded research alliance of several semiconductor manufacturing companies focused on cooperative development of 300-millimeter process technology. We paid the remaining $26 million of the related charge for this action in 2009.

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

Asset Impairment Charges and Other Costs

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with consolidating our leased facilities. We also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset product portfolio and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

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

Operating Activities

We generated cash flow from operations of $394 million and $76 million during the years ended December 31, 2010 and 2009, respectively. The increase in cash flow provided by operations in 2010 as compared to 2009 was primarily attributable to a 27% increase in net sales resulting in increased profitability in 2010 compared to the prior year. Our days sales outstanding decreased to 35 days at December 31, 2010 from 36 days at December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 101 days at December 31, 2010 from 87 days at December 31, 2009 as a result of replenishing inventory levels associated with increased customer demand and inventory built in anticipation of the planned closures of our Toulouse, France and Sendai, Japan facilities. Days purchases outstanding increased to 57 days at December 31, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments.

We generated cash flow from operations of $76 million and $405 million during the years ended December 31, 2009 and 2008, respectively. The decrease in cash flow provided by operations in 2009 compared to 2008 was primarily attributable to the significant decline in net sales during 2009, and the increase in revenue in 2008 attributable, in part, to the receipt of funds in connection with our restructured arrangement with Motorola. Our days sales outstanding decreased to 36 days at December 31, 2009 from 38 days at December 31, 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 87 days at December 31, 2009 from 93 days at December 31, 2008 as a result of declining inventory levels. Days purchases outstanding increased to 45 days at December 31, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

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

Our net cash provided by (used for) investing activities was $374 million and $(59) million in 2009 and 2008, respectively. The increase in the cash provided by investing activities in 2009 compared to the prior year was primarily the result of the generation of $488 million from the sale of our short-term investments in connection with redirecting our investments in a wholly owned money market fund to cash equivalent money market accounts. The factors impacting our investing cash flows during 2008 were the proceeds from the sale of our property, plant and equipment located at the 300 millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007, partially offset by the utilization of $94 million of cash during 2008 in connection with the acquisition of SigmaTel, Inc. Our capital expenditures were $85 million and $239 million in 2009 and 2008, respectively, and represented 2% and 5% of our net sales, respectively.

Financing Activities

Our net cash (used for) provided by financing activities was $(383) million and $9 million in 2010 and 2009, respectively. The increase in cash used for financing activities in 2010 as compared to 2009 is attributable primarily to (i) utilizing an incremental $148 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments in 2010 as compared to the prior year, (ii) utilizing $82 million in cash for costs incurred in connection with the amend and extend and the other 2010 debt refinancing activities, and (iii) receiving $184 million in proceeds from a draw down on the revolving credit facility in 2009. We also made a $24 million excess cash flow payment in

2009 in connection with the terms of our senior credit facilities. Finally, the $2,880 million of proceeds from the issuances of new notes in 2010 were substantially offset by the prepayments and repurchases of a portion of the senior credit facilities and senior unsecured notes as part of the amend and extend and the other 2010 debt refinancing activities.

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

We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities, as described in more detail below. The refinancing activities have not been as a result of any default under those debt agreements. Rather, we have refinanced Freescale Inc.’s indebtedness to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt at a discount, and increasing flexibility under existing covenants for business planning purposes. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the senior credit facilities filed a complaint against Freescale Inc. challenging the 2009 debt exchange transaction under the senior credit facilities. The debt exchange was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the amendment of its senior credit facilities and the issuance of its 10.125% senior secured notes in the first quarter of 2010. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the 2010 transactions. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs. In the event of a decline in our operating performance and an inability to access other resources, including through such refinancings or amendments, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations.

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

2009 Debt Exchange

In the first quarter of 2009, Freescale Inc. completed the debt exchange. Through the debt exchange, $2,829 million aggregate principal amount of existing notes was retired. Based on the principal amount of existing notes delivered and accepted, Freescale Inc. borrowed approximately $924 million principal amount of incremental term loans under the senior credit facilities, which were recorded at a $384 million discount. Upon completion of the debt exchange, the carrying value of the outstanding long-term debt obligations on the existing notes declined by $2,853 million, including $24 million of accrued PIK interest on the PIK-election notes. This decline was partially offset by the borrowing of the incremental term loans with a carrying value of $540 million.

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

Senior Credit Facilities

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

The extended term loan matures on December 1, 2016, subject to acceleration to September 1, 2014 in the event that Freescale Inc.’s total leverage ratio (as calculated under the senior credit facilities) for the June 30, 2014 test period is greater than 4:1 and the aggregate outstanding principal amount of Freescale Inc.’s outstanding unsecured notes maturing on December 15, 2014 exceeds $500 million as of September 1, 2014. Under the senior credit facilities, the total leverage ratio is generally defined as the ratio of (i) the aggregate principal amount of our consolidated total debt (excluding indebtedness pursuant to specified securitization facilities), minus the aggregate amount of cash and cash equivalents, as of the end of the applicable test period, to (ii) our Adjusted EBITDA (as described below under “—Adjusted EBITDA”) for such test period. As of December 31, 2010, we did not meet either of the above tests that could trigger acceleration. At such time, our total leverage ratio (calculated as described above) was 5.77:1, and we had approximately $1,948 million of such senior unsecured notes outstanding. Accordingly, unless we are able to reduce our total leverage ratio or repay or refinance our senior unsecured notes due 2014 to within the stated thresholds prior to the applicable times in 2014, indebtedness under our senior credit facilities due in 2016 will be accelerated to September 1, 2014 absent consent of the lenders thereunder. We had $2,237 million of indebtedness outstanding under the extended term loan subject to the above acceleration provision as of December 31, 2010. The revolving credit facility is available through December 1, 2012. Each of the extended term loan and the revolving credit facility bears interest, at Freescale Inc.’s option, at a rate equal to an applicable margin over either a base rate or a LIBOR rate. The applicable margin for borrowings under the revolving credit facility may be reduced subject to the attainment of certain leverage ratios. The interest rate at December 31, 2010 was 4.51% on the extended term loan and 2.26% on the revolving credit facility. Freescale Inc. is required to repay a portion of the term loan in quarterly installments in aggregate annual amounts of approximately $29 million, with the remaining balance due upon maturity. Freescale Inc. is also required to pay quarterly facility commitment fees on the unutilized capacity of the revolving credit facility at an initial rate of 0.50% per annum, as well as customary letter of credit fees. The commitment and letter of credit fee rates may be reduced if Freescale Inc. attains certain leverage ratios.

All obligations under the senior credit facilities are unconditionally guaranteed by Freescale Inc.’s direct and indirect parent companies other than Freescale GP, including us, and, subject to certain exceptions, each material domestic restricted subsidiary of Holdings III and certain foreign subsidiaries of Holdings III. All obligations under the senior credit facilities and the guarantees of those obligations are secured by substantially all of the assets of Freescale Inc. and each guarantor other than us and Holdings II, and a pledge of certain equity owned by certain foreign subsidiary guarantors, subject to certain exceptions. The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of our subsidiaries to: incur additional indebtedness or issue preferred shares; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated indebtedness; change Freescale Inc.’s lines of business; and change the status of Holdings III, Holdings IV or Holdings V as a passive holding company. Freescale Inc. is not subject to any maintenance covenants under the senior credit facilities and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under the senior credit facilities. We are unable to incur specified indebtedness, pay dividends, make certain investments, prepay junior debt or make other restricted payments, in each case not otherwise permitted by the senior credit facilities, unless our senior secured first lien leverage ratio (as defined in the senior credit facilities) would be no greater than 3.5:1 after giving effect to the proposed activity. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transactions, our total leverage ratio (calculated as described above) is no greater then 6.5:1, except as otherwise permitted by the senior credit facilities. In addition, except as otherwise permitted by the senior credit facilities,, we may not designate any subsidiary as unrestricted or engage in certain acquisitions unless, after giving effect to the proposed transaction, our senior secured first lien leverage ratio would be no greater than 3.5:1. Under the senior credit facilities, the senior secured first lien leverage ratio is generally defined as the ratio of (i) the aggregate principal amount of our consolidated indebtedness secured by liens, minus our aggregate cash and cash equivalents, as of the end of the applicable test period, to (ii) our Adjusted EBITDA (as described below under “—Adjusted EBITDA”) for such test period. Accordingly, if we fail to meet any of these ratios, we are not in default under the senior credit facilities. Rather, we are then not able to engage in the applicable activity, unless otherwise permitted by the senior credit facilities.

The senior credit facilities also contain customary affirmative covenants, including maintenance of insurance, financial reporting, compliance with applicable laws and inspection rights, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all amounts owing under the senior credit facilities (including all outstanding loans and accrued interest thereon) automatically become due and payable and the borrower is automatically required to cash collateralize the letter of credit obligations. If any other event of default under the senior credit facilities occurs and is continuing, the administrative agent, may and, at the request of lenders holding more than 50% of the outstanding loans, letters of credit and unused commitments, shall, declare the commitments to be terminated, declare all amounts owing under the senior credit facilities to become due, require that the borrower cash collateralize the letter of credit obligations and exercise any other rights available to the administrative agent or the lenders under the senior credit facilities or applicable law.

As of December 31, 2010, Freescale Inc. was in compliance with the covenants under the senior credit facilities and met the applicable ratios thereunder as described above. Please refer to Note 4 to the accompanying audited consolidated financial statements in this Amendment for further information regarding our senior credit facilities.

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

Interest on the fixed rate notes is payable semi-annually in arrears. The floating rate notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.30% on December 31, 2010) plus 3.875% per annum, which is payable quarterly in arrears. For any interest period through December 15, 2011, Freescale Inc. may elect to pay interest on the PIK-election notes (i) in cash, (ii) by electing to use the PIK interest feature or (iii) using an evenly split combination of the foregoing. After December 15, 2011, Freescale Inc. must pay all interest payments on the PIK-election notes in cash. If Freescale Inc. elects to use the PIK interest feature, the outstanding principal amount of the PIK-election notes will increase by the full amount of the PIK interest payment. For example, for the interest periods ending on June 15, 2010, December 15, 2009 and June 15, 2009, Freescale Inc. elected to use the PIK interest feature and increased the principal amount of the PIK-election notes by approximately $25 million and $53 million in 2010 and 2009, respectively. Freescale paid the December 15, 2010 interest payment, and has elected to pay the June 15, 2011 interest payment in cash.

All obligations under the notes are unconditionally guaranteed by the same entities that guarantee obligations under the senior credit facilities, and each series of senior secured notes is secured by substantially the same collateral that secures obligations under the senior credit facilities. The indentures governing the notes contain covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of their assets. Freescale Inc. is not subject to any maintenance covenants under the indentures and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under the indentures. We are unable to incur indebtedness, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by the applicable indenture, unless our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 after giving effect to the proposed activity. In addition, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction. Under the indentures, the fixed charge coverage ratio is generally defined as the ratio of (i) our Adjusted EBITDA (as described below under “—Adjusted EBITDA”) for the applicable test period, to (ii) our consolidated fixed charges for such period, which generally include net interest expense and distributions on preferred stock. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. Under the applicable indentures, the secured debt ratio is generally defined as the ratio of (i) the aggregate principal amount of our consolidated indebtedness secured by liens as of the end of the applicable test period, to (ii) our Adjusted EBITDA (as described below under “—Adjusted EBITDA”) for such test period. Accordingly, if we fail to meet any of these ratios, we are not in default under our indentures. Rather, we are then not able to engage in the applicable activity, unless otherwise permitted by the indentures. The indentures also provide for customary affirmative covenants, including financial reporting and payment of taxes, and customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding notes will become due and payable immediately without further action or notice. If any other event of default under the applicable indenture occurs or is continuing, the trustee or holders of at least 30% in aggregate principal amount of the then outstanding class of notes may declare all of such class of notes to be due and payable immediately. As of December 31, 2010, Freescale Inc. was in compliance with the covenants in the indentures but did not meet the consolidated secured debt ratio of 3.25:1 or the fixed charge ratio of 2.0:1. At such time, Freescale Inc.’s consolidated secured debt ratio and fixed charge ratio was 4.28:1 and 1.91:1, respectively. Accordingly, we are currently restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratios in the indentures does not result in any default thereunder.

Freescale Inc. has the right to redeem the 10.125% senior secured notes prior to March 15, 2014, the 9.25% senior secured notes prior to April 15, 2014 and the 10.75% senior unsecured notes prior to August 1, 2015, in each case in whole or in part and at any time and from time to time, at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus the applicable “make-whole” premium. This provision allows Freescale Inc. to repay all or a portion of the applicable series of notes early by making a lump sum payment to the holders pursuant to a formula based on the sum of the present values of the remaining scheduled payments of interest, principal and premium, discounted to the date of redemption at a rate equal to a comparable maturity Treasury yield plus 50 basis points. The make-whole amount is intended to provide a settlement amount above the debt’s current fair value to compensate the holder (i.e., make it whole) for the impact of the early payment. On or after the applicable specified date, Freescale Inc. may also redeem, in whole or in part, the applicable series of notes at any time and from time to time at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus a premium declining over time as set forth in the applicable indenture. In addition, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the 10.125% senior secured notes on or prior to March 15, 2013, the 9.25% senior secured notes on or prior to April 15, 2013 and the 10.75% senior unsecured notes on or prior to August 1, 2013, in each case with the proceeds of certain equity offerings, including this offering, on the terms and conditions set forth in the applicable indentures.

Freescale Inc. has the right to redeem the senior subordinated notes prior to December 15, 2011, in whole or in part and at any time and from time to time, at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus the applicable “make-whole” premium, as described above. Freescale Inc. may also redeem, in whole or in part, the senior subordinated notes at any time and from time to time on or after December 15, 2011 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus a premium declining over time as set forth in the applicable indenture.

Freescale Inc. may currently redeem the floating rate notes, the PIK-election notes and the 8.875% senior unsecured notes, in each case in whole or in part and at any time and from time to time, at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus a premium declining over time as set forth in the applicable indenture. As of April 1, 2011, the floating rate notes, the PIK-election notes and 8.875% senior unsecured notes were redeemable at 100%, 104.563% and 104.438%, respectively, of the principal balance of such notes.

In addition, if Freescale Inc. experiences certain change of control events or sells assets, holders of each series of notes may be permitted to require Freescale Inc. to repurchase all or part of their notes at a repurchase price equal to 101% (for a change of control) or 100% (for an asset sale) of the principal balance of such notes, plus accrued and unpaid interest to the repurchase date. Refer to Note 4 to the accompanying audited consolidated financial statements for further information regarding our notes.

Hedging Transactions

Freescale Inc. periodically enters into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Refer to Note 5 to the accompanying audited consolidated financial statements for further details of these interest rate swap and cap contracts.

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

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s existing notes and senior credit facilities. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the senior credit facilities, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the senior credit facilities) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the senior credit facilities) is no greater than 6.5:1, except as otherwise permitted by the senior credit facilities. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. For a description of the applicable ratios, please see “- Financing Activities – Senior Credit Facilities” and “- Existing Notes” above. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of December 31, 2010, Freescale Inc. met the total leverage ratio and the senior secured first lien leverage ratio but did not meet the consolidated secured debt ratio of 3.25:1 or the fixed charge ratio of 2.0:1. At such time, Freescale’s consolidated secured debt ratio and fixed charge ratio was 4.28:1 and 1.91:1, respectively. Accordingly, we are currently restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder. Rather, we are restricted from engaging in the applicable activity, except as otherwise permitted by the indentures. In addition to the limitations discussed above, (i) the commitment fee rate under the senior credit facilities may be reduced if Freescale Inc. attains certain total leverage ratios (as defined in the senior credit facilities), (ii) the maturity of the replacement revolving credit facility and term loans will be accelerated to September 1, 2014, in the event that Freescale Inc.’s total leverage ratio for the June 30, 2014 test period (as calculated under the senior credit facilities) is greater than 4:1 and the aggregate outstanding principal amount of Freescale Inc.’s outstanding unsecured notes maturing on December 15, 2014 exceeds $500 million as of September 1, 2014, and (iii) Freescale Inc.’s requirements to make mandatory prepayments under the replacement revolving credit facility are reduced upon attaining certain total leverage ratios.

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

The following is a reconciliation of net loss earnings, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.’s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Year Ended December 31, 2010
Net loss	$(1,053)
Interest expense, net	583
Income tax benefit	(25)
Depreciation and amortization expense (a)	1,021
Non-cash share-based compensation expense (b)	28
Fair value adjustment on interest rate derivatives (c)	14
Loss on extinguishment or modification of long-term debt, net (d)	417
Cost savings (e)	126
Other terms (f)	36

Adjusted EBITDA	$1,147

(a)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(b)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(c)	Reflects the change in fair value of our interest rate derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(d)	Reflects losses on extinguishments and modification of our long-term debt, net.
(e)	Reflects cost savings that we expect to achieve from initiatives commenced prior to December 1, 2009 implemented under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

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

	Payments Due by Period
(in millions)	2011	2012	2013	2014		2015	Thereafter		Total
Debt obligations (including short-term debt) (1)	$29	$560	$29	$1,227	(2)	$29	$5,737	(2)	$7,611
Capital lease obligations (3)	5	1	1	—		—	—		7
Operating leases (4)	37	30	26	23		14	17		147
Software licenses	40	36	27	11		1	—		115
Service and other obligations	67	13	10	4		3	—		97
Foundry commitments (5)	77	—	—	—		—	—		77
Purchase commitments	13	—	—	—		—	—		13

Total cash contractual obligations (6)	$268	$640	$93	$1,265		$47	$5,754		$8,067

(1)	Reflects the principal payments on the senior credit facilities and the notes. These amounts exclude estimated cash interest payments of approximately $571 million in 2011, $599 million in 2012, $605 million in 2013, $624 million in 2014, $535 million in 2015 and $1,157 million thereafter (based on currently applicable interest rates in the case of variable interest rate debt).
(2)	Indebtedness outstanding under the senior credit facilities matures in 2016 but may be accelerated to September 1, 2014 if (a) on such date the aggregate outstanding principal amount of Freescale Inc.’s senior unsecured notes due 2014 exceeds $500 million and (b) Freescale Inc.’s total leverage ratio for the June 30, 2014 test period is greater than 4:1.
(3)	Excludes interest of $1 million on capital lease obligations of $7 million at December 31, 2010.
(4)	Sublease income on operating leases is approximately $5 million in 2011, $6 million in 2012, $4 million in 2013, $1 million in 2014, $1 million in 2015 and $1 million in 2016. Currently there is no sublease income scheduled beyond 2016.
(5)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(6)	As of December 31, 2010, we had reserves of $218 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

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

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all. Additionally, our debt agreements contain restrictive covenants that limit our ability to, among other things, incur additional debt and sell assets. Please refer to the discussion in “Risk Factors—We are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt agreements,” “—If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation” and “—Increases in interest rates could adversely affect our financial condition”; “—Liquidity and Capital Resources—Financing Activities—Senior Credit Facilities” and “—Existing Notes”; and Note 4 to the accompanying audited consolidated financial statements for further discussion of the impact of our debt service obligations, including the PIK feature of our outstanding PIK-election notes, on our long-term liquidity.

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

Significant Accounting Policies and Critical Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period.

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

We assess the impairment of investments and long-lived assets, which include goodwill, identifiable intangible assets and property, plant and equipment (PP&E), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2008, we concluded that indicators of impairment existed related to our goodwill and certain of our identifiable intangible assets in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening market conditions in our remaining businesses.

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

When applying either the excess earnings method or the royalty savings method, the cash flows expected to be generated by the intangible asset are discounted to their present value equivalent using an appropriate weighted average cost of capital (WACC) for the respective asset being valued. The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in the Company’s expected capital structure. The WACC is adjusted to reflect the relative risk associated with the cash flows of the asset being valued.

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

The primary assumptions in each of these calculations are net sales and cost projections and the WACC utilized to discount the resulting cash flows. Our assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve. The primary drivers of the impairment recorded were the impact on future projected net sales of the termination of a supply agreement with Motorola, our intent to pursue strategic alternatives for our cellular handset product portfolio and the weakening global market conditions. This global macroeconomic crisis resulted in weakening conditions in the automotive, industrial, consumer, networking and wireless semiconductor markets we serve. Our cost projections include production, research and development and selling, general and administrative costs to generate the net sales associated with the asset being valued. These cost projections are based upon historical and projected levels of each cost category based on our overall projections for the Company.

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

PP&E

Our impairment evaluation of PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future net sales and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. During 2010, 2009 and 2008, we recorded various non-cash asset impairment charges for PP&E of $6 million, $25 million and $88 million, respectively, in reorganization of business, contract settlement, and other.

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

During the fourth quarter of 2008, we executed a renewed strategic focus on key market leadership positions. In connection with this renewed focus and given general market conditions, we initiated the Reorganization of Business Program. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France and Sendai, Japan manufacturing facilities, which is expected to occur during the fourth quarter of 2011, with the reduction in headcount occurring through the second quarter of 2012. We incurred $318 million and $232 million in severance and exit costs associated with the Reorganization of Business Program in 2009 and 2008, respectively, and our severance and exit costs associated with the Reorganization of Business Program in 2010 approximated reversals of prior accruals.

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

Product Sales and Intellectual Property Revenue Recognition and Valuation

We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales for allowances for collectability, discounts and price protection, product returns and incentive programs for distributors related to these sales, based on actual historical experience, current market conditions and other relevant factors at the time the related sale is recognized.

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

Share-Based Compensation

We account for awards granted under our share-based employee compensation plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These plans are more fully described under “Executive Compensation” and Note 6 in the accompanying audited consolidated financial statements. We estimated fair values for non-qualified stock options granted during the applicable periods using the Black-Scholes option-pricing model with the weighted-average assumptions as indicated below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average grant date fair value per share	$4.08	$4.08	$17.23
Weighted average assumptions used:
Expected volatility	77.0%	72.1%	58.2%
Expected lives (in years)	6.25	6.25	6.14
Risk free interest rate	2.6%	2.3%	3.3%
Expected dividend yield	—%	—%	—%

In accordance with ASC Topic 718, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of our peer group companies. We utilized the volatilities of peer group companies due to our lack of extensive history as a public company and the fact our current equity is not publicly traded. The peer group companies operate in the semiconductor industry and are of similar size. When establishing the expected life assumptions, we used the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.

Given the absence of an active market for our common shares and the lack of any third-party transaction involving the common shares during the applicable periods, we estimated the fair value of our common shares for purposes of determining share-based compensation expense for the periods presented primarily based on the valuation analyses described below and an analysis of other relevant factors, including:

•	the level of operational risk and uncertainty surrounding forecasted cash flows;

•	our financial position, historical operating results, and expected growth in operations;

•	historical and forecasted EBIT and EBITDA measures; and

•	the lack of liquidity for the options and restricted stock units of our private company.

The valuation analyses were prepared using the market-comparable approach and the income approach to estimate our aggregate enterprise fair value. To determine the estimated fair value of our equity, we reduce the resulting estimated enterprise fair value by the fair value of our outstanding debt. We prepared a contemporaneous valuation using the approach indicated above on an annual basis. We also monitor our valuations for indicators of potential changes in our estimated enterprise fair value and the estimated fair value of our equity on a quarterly basis.

The market-comparable approach indicates the fair value of a business based on a comparison of the subject company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction, as well as prior subject company transactions. Each comparable company was selected based on various factors, including, but not limited to, industry similarity, financial risk, company size, adequate financial data and actively traded stock price.

The income approach is a valuation technique that provides an estimate of the fair value of a business based on the cash flows that a business can be expected to generate over its remaining life. This approach begins with an estimation of the annual cash flows for each of the next 10 years, which is then converted to a present value equivalent using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the business at the end of the discrete 10 year projection period to arrive at an estimate of the fair value of the business enterprise.

We prepare a financial forecast for each valuation to be used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts take into account past experience and future expectations. There is inherent uncertainty in these estimates.

We also consider the fact that our shareholders are restricted from transferring their common shares, subject to limited exceptions. The estimated fair value of our common shares at each valuation date reflect a non-marketability discount, partially based on the anticipated likelihood and timing of a future liquidity event. In the determination of fair value of the common shares, the non-marketability discount was 17% at the end of 2009 and 8% at the end of 2010. The discount was reduced in December 2010 based on the expectation of a potential liquidity event within the next 12 months. The resulting estimated fair value of common shares was:

	December 31, 2010	December 31, 2009
Weighted average grant date fair value per share	$6.40	$12.69

There is inherent uncertainty in the forecasts and projections that were used in our common share valuations. If we had made different assumptions and estimates, the amount of our share-based compensation expense and net loss could have been different, and such differences could have been material. We performed a sensitivity analysis of the impact of an increase in the estimated fair value of our common shares on our share-based compensation expense under ASC Topic 718 for grants made during 2010. We granted 0.5 million options and 58 thousand restricted stock units during 2010. The impact of a $1 increase in the estimated fair value of our common shares from the respective estimated fair value of $6.40 per share for grants made during 2010 would have resulted in an increase in share-based compensation expense of approximately $750,000 for the year ended December 31, 2010.

We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” to determine the fair value of our common shares.

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

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $64 million as of December 31, 2010, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading. As of December 31, 2010, we have provided $15 million in collateral to three of our counterparties in connection with our foreign exchange hedging program.

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

The fair value of our long-term debt approximated $7,863 million at December 31, 2010, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 1% change in interest rates would have a $250 million impact on the fair value of our long-term debt and a $4 million impact on the fair value of our interest rate swap and interest rate cap agreements.

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

KPMG LLP

Austin, Texas

February 10, 2011, except for Note 1, under “Reverse Stock Split and Change in Par Value,” as to which the date is May 25, 2011

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Operations

(in millions)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net sales	$4,458	$3,508	$5,226
Cost of sales	2,768	2,563	3,154

Gross margin	1,690	945	2,072
Selling, general and administrative	502	499	673
Research and development	782	833	1,140
Amortization expense for acquired intangible assets	467	486	1,042
Reorganization of business, contract settlement, and other	—	345	53
Impairment of goodwill and intangible assets	—	—	6,981
Merger expenses	—	—	11
Operating loss	(61)	(1,218)	(7,828)
(Loss) gain on extinguishment or modification of long-term debt, net	(417)	2,296	79
Other expense, net	(600)	(576)	(733)
(Loss) earnings before income taxes	(1,078)	502	(8,482)
Income tax benefit	(25)	(246)	(543)

Net (loss) earnings	$(1,053)	$748	$(7,939)

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,043	$1,363
Accounts receivable, net	457	379
Inventory, net	732	606
Other current assets	260	335

Total current assets	2,492	2,683
Property, plant and equipment, net	1,111	1,315
Intangible assets, net	309	780
Other assets, net	357	315

Total assets	$4,269	$5,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$34	$114
Accounts payable	431	300
Accrued liabilities and other	554	481

Total current liabilities	1,019	895
Long-term debt	7,582	7,430
Other liabilities	602	662

Total liabilities	9,203	8,987
Stockholders’ deficit:
Preferred shares(1), par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common shares(1), par value $0.01 per share; 900 shares authorized, 196 and 196 issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Treasury shares at cost	(1)	(1)
Additional paid-in capital(1)	7,287	7,258
Accumulated other comprehensive earnings	27	43
Accumulated deficit	(12,249)	(11,196)

Total stockholders’ deficit	(4,934)	(3,894)

Total liabilities and stockholders’ deficit	$4,269	$5,093

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Shareholders’ Deficit

	Common Shares			Additional Paid-in Capital (1)	Accumulated Other Comprehensive Earnings
(in millions)	Number of Shares(1)	Amount(1)	Treasury Shares			Accumulated Deficit	Comprehensive (Loss) Earnings
Balances at January 1, 2008	196	$2	$—	$7,141	$47	$(4,000)	$(1,572)

Net loss	—	—	—	—	—	(7,939)	(7,939)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	9	—	9
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	—	73	—	—	—
Dividends	—	—	—	—	—	(5)	—
Option exercises	—	—	(1)	—	—	—	—

Balances at December 31, 2008	196	$2	$(1)	$7,214	$37	$(11,944)	$(7,949)

Net earnings	—	—	—	—	—	748	748
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	(2)	—	(2)
Net unrealized gain on derivative instruments (net of tax effect)	—	—	—	—	14	—	14
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(6)	—	(6)
Amortization of deferred compensation and other	—	—	—	44	—	—	—

Balances at December 31, 2009	196	$2	$(1)	$7,258	$43	$(11,196)	$754

Net loss	—	—	—	—	—	(1,053)	(1,053)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	1	—	1
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	—	(16)	—	(16)
Amortization of deferred compensation	—	—	—	29	—	—	—
Issuances for share-based compensation awards	—	—	—	—	—	—	—

Balances at December 31, 2010	196	$2	$(1)	$7,287	$27	$(12,249)	$(1,069)

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$748	$(7,939)
Depreciation and amortization	1,041	1,219	1,855
Impairment charges and reorganization of business, contract settlement, and other	—	355	7,034
Stock-based compensation	28	38	56
Deferred incomes taxes	(47)	(300)	(583)
Loss (gain) on extinguishment or modification of debt, net	417	(2,296)	(83)
In-process research and development and other non-cash items	34	128	93
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	(96)	37	193
Inventory	(67)	126	(83)
Accounts payable and accrued liabilities	157	(196)	(263)
Other operating assets and liabilities	(20)	217	125

Net cash provided by operating activities	394	76	405

Cash flows from investing activities:
Capital expenditures, net	(281)	(85)	(239)
Acquisitions and strategic investments, net of cash acquired	—	—	(121)
Proceeds from sale of businesses and investments	—	8	26
Sales and purchases of short-term and other investments, net	35	488	51
Proceeds from sale of property, plant and equipment	22	16	288
Payments for purchase licenses and other assets	(96)	(53)	(64)

Net cash (used for) provided by investing activities	(320)	374	(59)

Cash flows from financing activities (1):
Retirement of and payments for long-term debt, capital lease obligations and notes payable	(3,181)	(176)	(150)
Debt issuance proceeds	2,880	184	497
Debt issuance costs and other	(82)	1	(5)

Net cash (used for) provided by financing activities	(383)	9	342

Effect of exchange rate changes on cash and cash equivalents	(11)	4	6

Net (decrease) increase in cash and cash equivalents	(320)	463	694
Cash and cash equivalents, beginning of period	1,363	900	206

Cash and cash equivalents, end of period	$1,043	$1,363	$900

(1)	In the first quarter of 2009, a $2,264 million non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

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

In response to these economic pressures, we executed a series of strategic investment and cost reduction actions in late 2008 and 2009 to sharpen our strategic focus on growth markets and key market leadership positions where we anticipated above market growth opportunities over the long term. Specifically, during 2009, we executed actions to align our cost structure with our prior decision to gradually wind-down our cellular handset product portfolio. We also announced the initiation of a plan to exit our remaining 150 millimeter manufacturing capability in Sendai, Japan and Toulouse, France and finalized the closure of our 150 millimeter manufacturing capability in East Kilbride, Scotland because of a general migration away from 150 millimeter technologies and products to more cost-effective advanced technologies and products.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Reverse Stock Split and Change in Par Value: On May 7, 2011, we effected a 1-for-5.16 reverse stock split of our common shares which is referred to as a consolidation under Bermuda law. The reverse stock split increased the par value of those common shares from $.005 per share to $0.0258 per share. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital, as discussed in Note 6, have been adjusted retrospectively to reflect the reverse stock split. On May 26, 2011, the par value of the common shares was reduced from $0.0258 per share to $0.01 per share, which resulted in an authorized share capital of 1,000 million shares, of which 900 million were designated common shares par value $0.01 each and 100 million were designated preference shares par value $0.01 each. The decrease in par value resulted in a decrease in the value of common shares and a corresponding increase in the value of additional paid-in capital for each of the periods presented.

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

Impairments

During 2008, as a result of certain impairment indicators, including our then-announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact of weakening market conditions on our remaining businesses at the time, and in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”), we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Upon concluding the net book value related to customer relationships, tradenames / trademarks and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $724 million, $98 million and $809 million, respectively, related to those intangible assets in 2008. As of December 31, 2010 and 2009, however, we determined that no further indicators of impairment existed with regard to our intangible assets.

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

Additional Paid-In Capital

In connection with the closing of the Merger and after adjusting for the impacts of the aforementioned reverse stock split and change in par value, we issued approximately 196 million common shares, par value $0.01, to Freescale LP in exchange for a contribution of approximately $7.1 billion. We issued to Freescale LP a warrant for the purchase of approximately 9.5 million common shares with a strike price of $36.12, equal to the fair value on the date of grant. The fair value of the warrant, approximately $171 million, is included in additional paid-in capital on our accompanying audited Consolidated Balance Sheets.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2010 and 2009, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

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

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly owned Restricted Subsidiaries, as defined in the Amended Credit Facility agreement. As of December 31, 2010, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity. Based on our annual operating results for the year ended December 31, 2008, we made a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009.

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

Registration Agreement

On September 30, 2010, in connection with the issuance of the 10.75% Unsecured Notes, Freescale Inc. entered into a registration rights agreement (the “Registration Rights Agreement”) among Freescale Inc., the Guarantors and the initial purchaser of the 10.75% Unsecured Notes. Under the Registration Rights Agreement, Freescale Inc. has agreed to use commercially reasonable efforts to file an exchange offer registration statement or, under specific circumstances, a shelf registration statement with the Securities and Exchange Commission (SEC). Pursuant to such exchange offer registration statement, Freescale Inc. will issue, in exchange for tendered 10.75% Unsecured Notes, registered securities containing terms substantially identical in all material respects to the 10.75% Unsecured Notes. Pursuant to the Registration Rights Agreement, additional interest will be assessed with respect to the 10.75% Unsecured Notes in the event a registration default occurs.

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

(6) Employee Benefit and Incentive Plans

Share and Equity-based Compensation

Our total share and equity-based compensation expense is presented below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cost of sales	$3	$2	$3
Selling, general and administrative	23	30	48
Research and development	3	2	4
Reorganization of business, contract settlement, and other	—	—	18

Total	$29	$34	$73

Share and Equity-based Compensation Plans

On May 7, 2011 we effected a 1-for-5.16 reverse stock split of our common shares. The exercise price, fair value per share and the number of common shares issuable under the share-based compensation plans of Holdings I were proportionately adjusted to reflect the reverse stock split. (Refer to Note 1 for further discussion of the impact of the reverse stock split on weighted average common shares outstanding.)

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

Previously granted options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for options and on a one-for-one hundred forty-four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest discussed later in this Note). Options to purchase an aggregate of approximately 3 million shares of Holdings I common shares, 67 thousand Class B Interests and the 1.2472% Class B-2008 Series Interest were exchanged for new options to purchase an aggregate of approximately 7 million shares of Holdings I common shares. Options granted pursuant to the Option Exchange have an exercise price of $6.40 per share. In accordance ASC Topic 718, the increase in the fair value of the Holdings I options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which will be recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified and Rollover Options

In connection with the Merger, we adopted a new share-based compensation plan (“2006 Management Incentive Plan”), which authorizes share-based awards to be granted to management, key employees and directors for up to 6.0 million common shares. On February 4, 2009, the 2006 Management Incentive Plan was amended to allow up to approximately 11.7 million Holdings I common shares to be issued under this plan. On October 28, 2009, the 2006 Management Incentive Plan was further amended to allow up to approximately 13.5 million Holdings I common shares to be issued under the plan. As of December 31, 2010, the Company has issued approximately 9.4 million non-qualified options in Holdings I (“2006 Options”), which remain outstanding, with exercise prices ranging from $6.40 to $36.12 per share, to certain members of management pursuant to the 2006 Management Incentive Plan. (These options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2010 we had approximately $44 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average grant date fair value per share	$4.08	$4.08	$17.23
Weighted average assumptions used:
Expected volatility	77.0%	72.1%	58.2%
Expected lives (in years)	6.25	6.25	6.14
Risk free interest rate	2.6%	2.3%	3.3%
Expected dividend yield	—%	—%	—%

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

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2010 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2010	9,312	$7.95	10	$—
Granted	508	$6.40
Terminated, cancelled or expired	(363)	$7.38
Exercised	(29)	$6.40

Balance at December 31, 2010	9,428	$7.84	9	$55

Exercisable options at December 31, 2010	2,404	$8.72	—	$13

Under the 2006 Management Incentive Plan, we also issued fully vested options (“Rollover Options”), to purchase approximately 0.8 million shares of our common shares, in exchange for approximately 143 thousand fully vested Freescale Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options were determined based on a formula that maintained the intrinsic value of the

Freescale Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of Freescale Inc.’s common shares at the closing of the Merger, the average price for the Rollover Options was $22.24 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.

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

In June 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 0.9 million shares of our common shares in the form of share-based awards to key employees. On October 28, 2009, the 2007 Non-Executive Incentive Plan was amended to allow up to approximately 2.1 million shares of Holdings I common shares to be issued under the plan. As of December 31, 2010, approximately 1.7 million non-qualified options (“2007 Options”), with exercise prices ranging from $6.40 to $36.12 per share, have been issued, and remain outstanding, to key employees. (These options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options grant date. As of December 31, 2010, we had approximately $7 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average grant date fair value per share	$4.08	$4.08	$16.87
Weighted average assumptions used:
Expected volatility	77.0%	74.7%	58.3%
Expected lives (in years)	6.25	6.25	6.16
Risk free interest rate	2.6%	2.5%	3.0%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2010 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Balance at January 1, 2010	1,810	$7.02	10	$—
Granted	40	$6.40
Terminated, cancelled or expired	(170)	$7.43
Exercised	—

Balance at December 31, 2010	1,680	$6.97	9	$10

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

During 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization of business, contract settlement, and other charge in our accompanying audited Consolidated Statement of Operations. In addition, approximately 37 thousand Class B Interests became vested upon the separation of six other executives in 2008, and concurrently, approximately 68 thousand Class B Interests were forfeited. In addition, approximately six thousand Class B Interests became vested upon the separation of 2 executives in 2009, and concurrently, approximately three thousand Class B Interests were forfeited. As of December 31, 2010, 130 thousand Class B Interests, held by former executives of Freescale Inc., remain outstanding. (These Class B Interests exclude those canceled in exchange for new options to purchase Holdings I common shares in connection with the Option Exchange.)

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

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2010 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2010	2,383
Granted	58
Vested	(171)
Issuances	(87)
Terminated, cancelled or expired	(18)

Non-vested RSU and DSU balance at December 31, 2010	2,165

On April 7, 2008, we granted 0.9 million RSUs to certain executives of the Company. Included in this grant were 0.4 million RSUs granted to our new Chief Executive Officer. However, in accordance with the provisions of ASC Topic 718, for financial reporting purposes, the date of our Chief Executive Officer’s grant is March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date.

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

Pension and Post-retirement Benefit Plans

Effective as of December 31, 2007, we adopted the provisions of ASC Topic 715 that require that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and that changes in the funded status be reflected in comprehensive earnings. ASC Topic 715 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007. The measurement date for all U.S. and non-U.S. plans was December 31st for 2010 and 2009.

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

Plan Assets Underlying Pension Plans

The pension plans for certain of our foreign subsidiaries have underlying assets, while pension plans of other foreign subsidiaries are unfunded. Our overall investment strategy with regard to these pension assets is to achieve a wide diversification of asset types, fund strategies and fund managers with resulting future cash flows associated with such investments sufficient to fund anticipated future pension payments. The target allocations for plan assets are 37% equity securities, 35% cash investment and 28% fixed income securities, although the actual plan asset allocations may be within a specified range of these targets. Equity securities primarily include investments in U.S. and international large-cap and mid- cap companies. Cash investments primarily include cash balances and investments in time deposits. Fixed income securities include international government securities, corporate bonds from diversified industries, municipal bonds, and U.S. Treasury securities. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.

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

At December 31, 2010 and 2009, we had valuation allowances of $740 million and $288 million against certain of our deferred tax assets in the United States, and valuation allowances of $83 million and $101 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more likely than not to be realized. Valuation allowances have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2008, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted earnings pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting U.S. pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.

During 2010, we recorded a net increase to our valuation allowance of $434 million. This net increase consisted of a $452 million increase related to our U.S. valuation allowance, partially offset by an $18 million decrease in our overall foreign valuation allowance. The increase in the U.S. valuation allowance is attributable to an overall increase in U.S. net deferred tax assets, of which $446 million was recorded through deferred tax expense, and a $6 million deferred tax benefit was recorded in other comprehensive earnings. The decrease in the foreign valuation allowance was a result of recording a $19 million deferred tax benefit offset by $1 million deferred tax expense recorded in other comprehensive earnings.

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

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (BGA) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On December 1, 2008, the administrative law judge issued his determination finding in favor of the respondents and recommended that no injunction barring importation of the respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the administrative law judge’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Circuit Court of Appeals, which issued an opinion upholding the ITC’s final order. Freescale has requested that the Federal Circuit re-hear the appeal before the entire panel of judges. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of December 31, 2010.

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

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our customer relationships, trademarks/tradename and developed technology/purchased license intangible assets. We concluded that our enterprise net book value exceeded its fair value, and that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill in accordance with ASC Topic 350. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets in accordance with ASC Topic 360. As a result of these analyses, we recorded impairment charges of $5,350 million against goodwill (effectively reducing our goodwill balance to zero) and $724 million, $98 million and $809 million against our customer relationship, trademark/tradename and developed technology/purchased license intangible assets, respectively, in our accompanying audited Consolidated Statement of Operations for 2008.

Asset impairment charges of $6 million, $25 million and $88 million have been included in reorganization of business, contract settlement, and other in the accompanying audited Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 charges related to our former manufacturing facility in East Kilbride, Scotland. The 2009 charges were related primarily to certain assets classified as held for sale as of December 31, 2009 (or previously classified as held for sale) and in connection with our consolidation of leased facilities. The 2008 charges were attributable primarily to (i) a $59 million charge related to certain idle property, plant and equipment assets, (ii) an $18 million charge related to certain research and development assets and (iii) a $7 million non-cash impairment charge related to our former manufacturing facility located in Tempe, Arizona.

(10) Reorganization of Business, Contract Settlement, and Other

Over the last three years, we have executed a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and re-directed some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. These actions included (i) the winding-down of our cellular handset research and development and selling, general and administrative activities, (ii) terminating our participation in the IBM alliance (a jointly funded research alliance of several semiconductor manufacturing companies focused on cooperative development of 300 millimeter process technology) in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) discontinuing our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland and the planned closures of such manufacturing facilities in Sendai, Japan and Toulouse, France and (iv) consolidating certain research and development, sales and marketing, and logistical and administrative operations.

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

In 2009, we recorded $313 million in charges for severance costs primarily in connection with our planned closures of our manufacturing facilities in Sendai, Japan and Toulouse, France and severance costs associated with the gradual wind-down of our cellular handset research and development and selling, general and administrative activities. Additional reorganization costs consisted primarily of severance costs related to our ongoing Reorganization of Business Program, including the general consolidation of certain research and development, sales and marketing, and logistical and administrative operations. We reversed $15 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

During 2009, we also recorded charges for exit costs of $24 million related primarily to underutilized office space which was vacated in connection with the Reorganization of Business Program. As of December 31, 2009, $8 million of these exit costs were paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to terminate our participation in the IBM alliance, a jointly-funded research alliance of several semiconductor manufacturing companies focused on cooperative development of 300-millimeter process technology. We paid the remaining $26 million of the related charge for this action in 2009.

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

Asset Impairment Charges and Disposition Activities

During 2009, we recorded $25 million of non-cash impairment charges related to certain assets classified as held-for-sale (or previously classified as held-for-sale) and in connection with consolidating our leased facilities. We also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset product portfolio and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

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

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,503	$(8,012)	$4,458
Cost of sales	—	—	4,610	6,170	(8,012)	2,768

Gross margin	—	—	1,357	333	—	1,690
Selling, general and administrative	5	—	657	197	(357)	502
Research and development	—	—	518	264	—	782
Amortization expense for acquired intangible assets	—	—	467	—	—	467
Reorganization of business, contract settlement, and other	—	—	9	(9)	—	—

Operating loss	(5)	—	(294)	(119)	357	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(1,048)	(1,047)	(328)	353	1,470	(600)

(Loss) earnings before income taxes	(1,053)	(1,047)	(1,039)	234	1,827	(1,078)
Income tax expense (benefit)	—	—	9	(34)	—	(25)

Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,214	$4,788	$(5,494)	$3,508
Cost of sales	—	—	3,490	4,567	(5,494)	2,563

Gross margin	—	—	724	221	—	945
Selling, general and administrative	5	—	869	193	(568)	499
Research and development	—	—	542	291	—	833
Amortization expense for acquired intangible assets	—	—	486	—	—	486
Reorganization of business, contract settlement, and other	—	—	88	257	—	345

Operating loss	(5)	—	(1,261)	(520)	568	(1,218)
Gain on extinguishment or modification of long-term debt, net	—	—	2,296	—	—	2,296
Other income, net	1,526	1,526	229	560	(4,417)	(576)

Earnings before income taxes	1,521	1,526	1,264	40	(3,849)	502
Income tax (benefit) expense	—	—	(254)	8	—	(246)

Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$6,818	$7,074	$(8,666)	$5,226
Cost of sales	—	5	5,191	6,624	(8,666)	3,154

Gross margin	—	(5)	1,627	450	—	2,072
Selling, general and administrative	7	—	835	254	(423)	673
Research and development	—	6	756	378	—	1,140
Amortization expense for acquired intangible assets	—	1	1,041	—	—	1,042
Reorganization of business, contract settlement, and other	—	—	(67)	120	—	53
Impairment of goodwill and intangible assets	20	—	6,943	18	—	6,981
Merger expenses	—	—	9	2	—	11

Operating loss	(27)	(12)	(7,890)	(322)	423	(7,828)
Gain on extinguishment or modification of long-term debt, net	—	—	79	—	—	79
Other (expense) income, net	(7,737)	(7,693)	(499)	444	14,752	(733)

(Loss) earnings before income taxes	(7,764)	(7,705)	(8,310)	122	15,175	(8,482)
Income tax expense (benefit)	—	32	(605)	30	—	(543)

Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Shareholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total shareholders’ (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$30	$661	$672	$—	$1,363
Inter-company receivable	—	16	501	359	(876)	—
Accounts receivable, net	—	—	120	259		379
Inventory, net	—	—	149	457	—	606
Other current assets	—	34	178	123	—	335

Total current assets	—	80	1,609	1,870	(876)	2,683
Property, plant and equipment, net	—	—	831	484	—	1,315
Investment in affiliates	(3,874)	(3,949)	1,184	(3)	6,642	—
Intangible assets, net	—	—	780	—	—	780
Inter-company note receivable	—	—	241	16	(257)	—
Other assets, net	—	—	195	120	—	315

Total Assets	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Liabilities and Shareholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$50	$64	$—	$114
Inter-company payable	13	—	544	319	(876)	—
Accounts payable	—	—	154	146	—	300
Accrued liabilities and other	—	—	263	218	—	481

Total current liabilities	13	—	1,011	747	(876)	895
Long-term debt	—	—	7,430	—	—	7,430
Inter-company note payable	11	5	—	241	(257)	—
Other liabilities	(1)	—	348	315	—	662

Total liabilities	23	5	8,789	1,303	(1,133)	8,987

Total shareholders’ (deficit) equity	(3,897)	(3,874)	(3,949)	1,184	6,642	(3,894)

Total Liabilities and Shareholders’ (Deficit) Equity	$(3,874)	$(3,869)	$4,840	$2,487	$5,509	$5,093

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)
Dividends from affiliates	—	—	—	—	—	—
Non-cash adjustments	1,030	94	1,347	206	(1,204)	1,473
Changes in operating assets and liabilities	5	953	(464)	103	(623)	(26)

Cash flow (used for) provided by operating activities	(18)	—	(165)	577	—	394

Cash flows from investing activities:
Capital expenditures, net	—	—	(88)	(193)	—	(281)
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Proceeds from sale of property, plant and equipment	—	—	3	19	—	22
Payments for purchased licenses and other assets	—	—	(19)	(77)	—	(96)
Inter-company loan and capital contributions	—	(168)	174	(122)	116	—

Cash flow (used for) provided by investing activities	—	(134)	71	(373)	116	(320)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,113)	(68)	—	(3,181)
Debt issuance proceeds	—	—	2,880	—	—	2,880
Inter-company loan and capital contributions	18	104	61	(67)	(116)	—
Debt issuance costs and other	—	—	(82)	—	—	(82)

Cash flow provided by (used for) financing activities	18	104	(254)	(135)	(116)	(383)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—		(11)

Net (decrease) increase in cash and cash equivalents	—	(30)	(359)	69	—	(320)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$—	$302	$741	$—	$1,043

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748
Dividends from affiliates		4	762	—	(766)	—
Non-cash adjustments	(1,522)	(734)	(3,133)	732	3,801	(856)
Changes in operating assets and liabilities	—	(791)	1,323	(396)	48	184

Cash flow (used for) provided by operating activities	(1)	5	470	368	(766)	76

Cash flows from investing activities:
Capital expenditures, net	—	—	(26)	(59)	—	(85)
Proceeds from sale of businesses and investments	—	3	5	—	—	8
Sales and purchases of short-term and other investments, net	—	—	(6)	494	—	488
Proceeds from sale of property, plant and equipment	—	—	13	3	—	16
Payments for purchase licenses and other assets	—	—	(21)	(32)	—	(53)
Inter-company loans and capital contributions		—	(233)	(1)	234	—

Cash flow provided by (used for) investing activities	—	3	(268)	405	234	374

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(141)	(35)	—	(176)
Debt issuance proceeds	—	—	184	—	—	184
Dividends to affiliates	—	—	—	(766)	766	—
Inter-company loans and equity financing	1	—	—	233	(234)	—
Other	—	—	1	—	—	1

Cash flow provided by (used for) financing activities	1	—	44	(568)	532	9

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	11	—	4

Net increase in cash and cash equivalents	—	8	239	216	—	463
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$30	$661	$672	$—	$1,363

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(7,764)	$(7,737)	$(7,705)	$92	$15,175	$(7,939)
Dividends from affiliates	—	165	10	—	(175)	—
Non-cash adjustments	7,789	(264)	7,467	523	(7,143)	8,372
Changes in operating assets and liabilities	(20)	7,858	240	(74)	(8,032)	(28)

Cash flow provided by operating activities	5	22	12	541	(175)	405

Cash flows from investing activities:
Capital expenditures, net	—	—	(155)	(84)	—	(239)
Acquisitions of strategic investments, net of cash acquired	—	—	(121)	—	—	(121)
Proceeds from sale of businesses and investments	—	—	26	—	—	26
Sales and purchases of short-term and other investments, net	—	—	356	(305)	—	51
Proceeds from sale of property, plant and equipment	—	—	8	280	—	288
Payments for purchased licenses and other assets	—	—	(22)	(42)	—	(64)
Inter-company loans and capital contributions	—	—	(5)	—	5	—

Cash flow provided by (used for) investing activities	—	—	87	(151)	5	(59)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(143)	(7)	—	(150)
Debt issuance proceeds	—	—	460	37	—	497
Dividends to affiliates	—	—	—	(175)	175	—
Inter-company loans and equity financing	—	—	—	5	(5)	—
Other	(5)	—	—	—	—	(5)

Cash flow (used for) provided by financing activities	(5)	—	317	(140)	170	342

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6

Net increase in cash and cash equivalents	—	22	416	256	—	694
Cash and cash equivalents, beginning of period	—	—	6	200	—	206

Cash and cash equivalents, end of period	$—	$22	$422	$456	$—	$900

(15) Quarterly and Other Financial Data (unaudited)

2010 Operating Results	4th	3rd	2nd	1st
Net sales	$1,182	$1,148	$1,108	$1,020
Gross margin	$464	$442	$415	$369
Operating income (loss)	$17	$1	$(18)	$(61)
Net loss	$(102)	$(156)	$(538)	$(257)

2009 Operating Results	4th	3rd	2nd	1st
Net sales	$951	$893	$824	$840
Gross margin	$309	$267	$193	$176
Operating loss	$(261)	$(261)	$(345)	$(351)
Net (loss) earnings	$(114)	$(410)	$(484)	$1,756

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

This Amendment does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Amendment.

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

The following table sets forth certain information regarding the directors and executive officers of the Company and Freescale Inc. as of February 11, 2011. Our executive officers are employees of Freescale Inc.

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

Richard M. Beyer is our Chairman of the board of directors and Chief Executive Officer and has served in these roles since March 2008. From May 2002 to March 2008, Mr. Beyer was Chief Executive Officer and director of Intersil Corporation, which designs and manufactures high performance analog solutions. Mr. Beyer joined Intersil when it acquired Elantec Semiconductor, Inc., a provider of analog ICs, where he was president, chief executive officer and director. Prior to joining Elantec, Mr. Beyer served as president, chief executive officer and director of FVC.com, a video technology solutions provider. Prior to that, he served as president, chief operating officer and director of VLSI Technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips. Before VLSI, he was executive vice president and chief operating officer of National Semiconductor Corporation, a semiconductor manufacturer, and president of National Semiconductor’s Communications and Computing Group. Before joining National Semiconductor, Mr. Beyer served in a number of senior management positions in the telecommunications and computer industries. Mr. Beyer served on the board of directors of Credence Systems Corporation from September 2003 to March 2008.

Mr. Beyer was selected to serve as the Chairman of the board of directors because of his role as our Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management expertise at public companies and because such appointment is required by his employment agreement.

Jim Baillie is our Vice President, Global Quality and has served in this role since October 2009. Prior to that, from February 2007 to September 2009, Mr. Baillie served as Vice President of Quality and Reliability at Intersil Corporation, a which designs and manufactures high performance analog solutions. Prior to Intersil, from January 2006 to February 2007, Mr. Baillie served as Director of Quality for Motorola ECC, the embedded computing division of the telecommunications company, in Tempe, Arizona. From July 2005 to January 2006, Mr. Baillie was an independent contractor. Prior to that, from January 1994 to July 2005, Mr. Baillie spent 12 years at Motorola Semiconductor Products Sector and Freescale Inc., holding positions such as Director of Phoenix Quality Operations and Director of Field Quality Engineering.

Michel C. Cadieux is our Senior Vice President of Human Resources and Security and has held this position since August 2008. From December 2006 to June 2008, Mr. Cadieux served as senior vice president, Human Resources and chief talent officer for Advanced Micro Devices (AMD), a semiconductor design innovator after which he took time off as he transitioned to Freescale Inc. Prior to his role at AMD, he served in a number of senior executive and human resources roles, including Senior Vice President, Corporate Services and Vice President, Human Resources, at ATI Technologies, Inc., a manufacturer of semiconductors and semiconductor equipment, from September 2000 to December 2006.

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

Thomas Deitrich is our Senior Vice President and General Manager, Radio Frequency, Analog, and Sensor. In addition, Mr. Deitrich also manages the cellular products portfolio. Mr. Deitrich has served in this dual role since April 2009. From October 2007 to April 2009, Mr. Deitrich managed the Cellular Products Group and from September 2006 to October 2007, he was the division general manager for the Cellular Division. Prior to joining Freescale, Mr. Deitrich served as Senior Vice President, original design manufacturers, Design, and Vertical Integration at Flextronics International, Inc., an electronics manufacturing services provider, from October 2003 to September 2006, and Senior Vice President, American Standards, Product Business Group at Sony Ericsson, a global mobile phone manufacturer, from October 2001 to September 2003.

Jonathan A. Greenberg is our Senior Vice President, General Counsel and Secretary and has served in this role since June 2010. From April 2008 to June 2010, Mr. Greenberg served as senior vice president, general counsel and secretary at Spirit AeroSystems, an aerospace technology supplier. From January 2008 to April 2008, Mr. Greenberg was a legal consultant to United Industrial Corporation, an aerospace and defense technology conglomerate. From September 2004 to December 2007, he served as vice president, general counsel and chief ethics and compliance officer for United Industrial Corporation. His in-house legal experience also includes serving as general counsel and senior corporate counsel at two Washington, D.C. area technology companies. Prior to embarking on his in-house legal career, Mr. Greenberg practiced law for nine years, including five years at a major Wall Street firm and a boutique Manhattan law firm, followed by four years at the Washington, D.C. offices of Holland & Knight, LLP, where he was elected partner in 2000.

Ken Hansen is our Senior Fellow, Vice President and Chief Technology Officer and has served in this role since August 2009. Prior to becoming CTO, from November 2007 to August 2009, Mr. Hansen was senior fellow and vice president in the chief development office where he focused on improving design efficiency and reducing product cost across all the Freescale businesses. Previously, from July 2003 to November 2007, he held several senior technology and management positions at Freescale Inc. and Motorola leading research and development teams. Mr. Hansen is a Senior Member of the IEEE, the Institute of Electrical and Electronics Engineers, a professional association dedicated to advancing technological innovation, and holds 12 U.S. patents.

Randy Hyzak is our Vice President and Chief Accounting Officer and has held this position since February 2009. From February 2005 to January 2009, Mr. Hyzak served in various other accounting capacities at Freescale, including as our Corporate Controller. Prior to joining us in February 2005, Mr. Hyzak was a senior manager with the public accounting firm Ernst & Young LLP where he primarily served large global Fortune 500 clients during his eleven years with the firm.

Brad Johnson is our Senior Vice President, Strategy and Business Transformation. Prior to joining us in February 2011, Mr. Johnson held various positions, most recently as a principal, at McKinsey & Company, Inc. from 2005 to February 2011, where he was a leader of the firm’s global high technology practice and semiconductor interest group and focused functionally on strategy, corporate finance and mergers and acquisitions.

Reza Kazerounian is our Senior Vice President and General Manager, Microcontroller Solutions and has held this position since May 2009. From September 2005 to March 2009, Dr. Kazerounian served as president and CEO of STMicroelectronics Inc. Americas, a manufacturer of semiconductor ICs after which he took time off as he transitioned to Freescale Inc. From August 2003 to September 2005, Dr. Kazerounian also served as the group vice president and division manager of STMicroelectronics’ smart card and programmable systems memory divisions. Prior to joining STMicroelectronics, he was chief operating officer with WaferScale Integration, Inc., which provides Programmable System Devices, where he was responsible for all operations, engineering and product development. WaferScale was acquired by STMicroelectronics in September 2000.

Rajeeva Lahri is our Senior Vice President of Global Back-End Operations and Production Planning and has served in this role since July 2010. From July 2007 to June 2010, Dr. Lahri served as the chief executive officer of Signet Solar Inc Develop, a developer and manufacturer of large area thin film silicon PV modules. From May 2002 to July 2007, Dr. Lahri served as the chief technology officer and executive vice president of worldwide operations at Intersil Corporation, which designs and manufactures high performance analog semiconductors. Prior to that, Dr. Lahri served as senior vice president of technology and operations at Elantec Semiconductor, Inc., a provider of analog ICs, which was acquired by Intersil, deputy chief technology officer of Philips Semiconductors (now NXP Semiconductors) and senior vice president of corporate technology for VLSI technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips, which was acquired by Philips. He has also held various management and technical positions at National Semiconductor Corporation, a semiconductor manufacturer, and Hewlett Packard, a technology company specializing in printing, personal computing, software, services and IT infrastructure.

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

Henri Richard is our Senior Vice President, Chief Sales and Marketing Officer and has served in this role since joining us in September 2007. Prior to joining us, Mr. Richard was Executive Vice President and Chief Sales and Marketing Officer at Advanced Micro Devices (AMD), a semiconductor design innovator from 2002 to September 2007. He joined AMD in 2002 as Group Vice President of Worldwide Sales. Previously, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies.

David Stasse is our Vice President and Treasurer and has held this position since August 2008. From August 2006 to August 2008, Mr. Stasse served as Assistant Treasurer. Prior to joining us, Mr. Stasse was an independent consultant from March 2006 to July 2006 and he was First Vice President focused on treasury matters at MBNA Corporation, a financial services provider, from May 2005 to February 2006. From March 2004 to May 2005, he was Treasury Manager at SPX Corp., a provider of products and services for multiple industries including food and beverage, transportation, automotive, power generation and distribution, gas and oil production, manufacturing, pharmaceutical and biotechnology, and from July 1998 to February 2004, Mr. Stasse served in various finance positions at Honeywell International, an inventor and manufacturer of technologies addressing global macrotrends challenges such as safety, security and energy.

Lisa Su is our Senior Vice President and General Manager, Networking and Multimedia Group and has served in this role since September 2008. Dr. Su also served as our Chief Technology Officer from June 2007 to August 2009. Dr. Su came to Freescale Inc. from IBM, a technology and consulting firm, where she served from 1995 until June 2007 in various technology development and management capacities including Vice President of Semiconductor Research and Development, Vice President of Technology Development and Alliances and Director of Emerging Products.

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

Daniel J. Heneghan has served as a member of our board of directors since July 2010. Mr. Heneghan is Chairman of our Audit and Legal Committee and a member of our Finance Committee. Mr. Heneghan brings more than 25 years of experience in financial and executive positions in semiconductor and high tech industries to the board of directors. Mr. Heneghan has been an independent consultant since 2005, advising technology companies and serving on multiple boards of directors. From 1999 to 2005, Mr. Heneghan served as Vice President and Chief Financial Officer at Intersil Corporation, which designs and manufactures high performance analog solutions. Prior to that, Mr. Heneghan was Vice President and Controller of the Semiconductor Business at Harris Corporation, an international communications and information technology company. Prior to that, Mr. Heneghan was Vice President and General Manager of the Digital Products Division at Harris. Mr. Heneghan also served at various times as Division Controller of the Semiconductor Business, Director of Planning and Director of Finance at Harris. He also serves on the boards of directors of Pixelworks, Inc., Micrel, Inc. and NTELOS Holdings Corp.

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

Thomas H. Lister became a member of our board of directors in December 2006. Mr. Lister is Chairman of our Finance Committee and a member of our Audit and Legal Committee. Mr. Lister is Co-Managing Partner of the private equity firm Permira Advisors Ltd. and previously served as head of Permira’s North American business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co., a private equity firm, where he spent 13 years focused on investments in technology, media and telecom and healthcare. Mr. Lister serves on the Board and Audit Committees of Permira Holdings Limited and the Advisory Committee of Legico, a debt investment fund advised by the Permira Funds. He has previously served on the Board of Directors and Audit Committees of Aearo Technologies, Community Health Systems, IMG Worldwide and 24 Hour Fitness. Mr. Lister received a dual degree in Chemistry and Political Science from Duke University where he was Phi Beta Kappa and magna cum laude. Mr. Lister received his MBA from Harvard Business School and was named a Baker Scholar and a John Loeb fellow in Finance.

Mr. Lister was selected to serve as a director in light of his affiliation with Permira, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.

John W. Marren became a member of our board of directors in June 2007. Mr. Marren is a member of our Compensation and Leadership Committee and our Finance Committee. Mr. Marren joined the private equity firm TPG Capital in 2000 as a Partner and leads TPG’s technology team. Prior to that, Mr. Marren was a Managing Director at the financial services firm Morgan Stanley, most recently as co-head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at the investment bank Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips (now part of NXP Semiconductors), and Vitesse Semiconductor Corporation. Mr. Marren is currently the Chairman of the board of directors of MEMC Electronic Materials, Inc. and serves on the board of directors of SunGard Data Systems Inc., Aptina Imaging, and Avaya Inc. Mr. Marren previously served on the boards of directors of Conexant Systems, Inc. from 2004 to 2008 and ON Semiconductor Corporation from 2000 to 2008.

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

Gregory L. Summe has served as a member of our board of directors since September 2010. Mr. Summe is a member of our Compensation and Leadership Committee. Mr. Summe is a Managing Director and Vice Chairman of Global Buyout at The Carlyle Group, a private equity firm, and a member of Carlyle’s Operating Committee. Prior to joining Carlyle in September 2009, he was the Chairman and CEO of PerkinElmer, Inc., a designer, manufacturer and deliverer of advanced technology solutions addressing health and safety concerns, a company he led for eleven years from 1998 to September 2009. He joined PerkinElmer in January 1998 in the role of President and Chief Operating Officer and in 1999 was elected Chief Executive Officer and Chairman of the Board. He also served as a Senior Advisor to Goldman Sachs Capital Partners, a leader in private corporate equity investing, from 2008 to 2009. Prior to joining PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, an inventor and manufacturer of technologies addressing global macrotrends challenges such as safety, security, and energy, serving as the President of General Aviation Avionics, President of the Aerospace Engines Group and President of the Automotive Products Group. Before joining AlliedSignal, he was the General Manager of Commercial Motors at General Electric and was a Partner with the consulting firm of McKinsey & Company, Inc. Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is also in the Engineering Hall of Distinction at the University of Kentucky. Mr. Summe currently sits on the board of directors of Automatic Data Processing Inc., the State Street Corporation and Veyance Inc.

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

Executive Summary

All of our executive officers are employees of Freescale Inc. Compensation and related matters are reviewed and approved by the Compensation and Leadership Committee of the Company and the Compensation and Leadership Committee of Freescale Inc., which we refer to collectively as the Compensation Committee. The Compensation Committee of the Company and Freescale Inc. consist of the same members.

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

Base salaries are determined and evaluated annually, relative to the composite market data for similar positions and roles within our peer group (described below), as well as salary relative to internal comparable positions, and individual performance and contribution to Freescale. The Compensation Committee has the authority to approve an adjustment to an executive’s base salary, other than the Chief Executive Officer’s, if warranted, during this annual review or upon special circumstances including promotions or changes in duties. At the first meeting in 2010, the Compensation Committee (and board of directors for our Chief Executive Officer) reviewed base salaries for the Named Executive Officers and determined not to adjust the base salaries for 2010 as discussed below.

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

Long-term incentive awards are designed to align and recognize individual and company performance in creating long-term shareholder value and align the focus and execution of executives with our long-term success. We have granted long-term incentive awards to our executives under the Freescale Holdings 2006 Management Incentive Plan (MIP) and the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (EIP). Long-term incentive awards include options to purchase our common shares restricted stock unit awards (including deferred stock unit awards) payable in our common shares and restricted cash awards. While we also have granted Class B limited partnership interests in Freescale LP under the Freescale LP 2006 Interest Plan (“Interest Plan”), no Class B interests were held by any of our Named Executive Officers or other employees during 2010.

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

This compensation discussion and analysis is intended to explain our compensation philosophy and the factors considered in establishing our executive compensation. This disclosure should be read in connection with the compensation tables and narrative disclosure included elsewhere in this Amendment, all of which provide further detail on the compensation granted and paid to our Named Executive Officers.

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

The Compensation Committee annually reviews the composite market data of companies from our peer group as one of the factors in determining base salary, total target cash and total compensation for the direct reports to our Chief Executive Officer, including Named Executive Officers (as well as recommending to the board of directors the compensation for our Chief Executive Officer). The Compensation Committee may also review composite market data from our peer group upon special events including promotions or changes in duties. The composite market data reviewed by the Compensation Committee from our peer group consists of market median (50th percentile) base salary, median total target cash and median total compensation, which reflects compensation paid to executives in similar positions at our peer group of companies. While the composite market data is an important factor to the Compensation Committee’s review and approval of compensation for Named Executive Officers, it is just one of the factors considered, and the Compensation Committee has discretion in determining the extent of its use. The composite market median helps the Compensation Committee establish a range of compensation at plus or minus fifteen percent of the 50th percentile. This range is considered along with the relative compensation of comparable positions within Freescale and individual contributions to Freescale. For this reason, base salary, total target cash and total compensation for the Named Executive Officers may vary and is not limited to the composite market median.

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

Freescale’s total revenues were greater than 64 percent of the companies in our peer group, which the Compensation Committee took into consideration when reviewing composite market data of the peer group.

Applying Our Compensation Philosophy

The Compensation Committee annually reviews base salary, total target cash (consisting of base salary and short-term cash incentive awards) and long-term incentive awards for the direct reports to our Chief Executive Officer, including Named Executive Officers, and our Chief Executive Officer. However, the Compensation Committee may also review and adjust base salary, total target cash and long-term incentives at any time for special events including promotions or changes in duties. Each element of compensation is considered individually and collectively in relation to the composite market data from our peer group, relation to internal comparable positions, individual performance and contribution to Freescale. Our programs are designed to reward executive officers who consistently demonstrate a commitment and ability to deliver the results expected of our winning culture, and when Freescale achieves defined performance objectives.

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

For 2010, the Compensation Committee, and our board of directors as required for our Chief Executive Officer, reviewed the market median base salary, median total target cash and median total compensation for similar positions at our peer group companies. The composite market median helps the Compensation Committee establish a range of compensation at plus or minus fifteen percent of the market median. This range is considered along with the relative compensation of comparable positions within Freescale and individual contributions to Freescale for each named executive officer. The Compensation Committee has discretion in determining the extent to which the market median is used in determining compensation of our Named Executive Officers. Because Freescale is at the 62nd percentile of the peer group by revenue, and we do not have publicly traded equity like our peers, the Compensation Committee has relied more on total target cash in comparison to our peers.

The following discussion provides additional information regarding our 2010 compensation decisions related to each Named Executive Officer.

Richard M. Beyer. Mr. Beyer’s compensation for 2010 was determined in accordance with our compensation philosophy, and the Compensation Committee considered the significant impact Mr. Beyer has had on Freescale’s overall corporate performance. Mr. Beyer’s compensation is based on minimum amounts set forth in the employment agreement negotiated upon commencement of his employment in March 2008. For 2010, Mr. Beyer’s base salary included the reinstatement of his base salary after the 20% temporary reduction and one week off without pay during each quarter in 2009. Mr. Beyer’s base salary is 23% above the top of the range established by the Compensation Committee. Mr. Beyer’s total target cash was not increased in 2010, other than the reinstatement of the temporary base salary reduction and one-week off without pay during each quarter in 2009. Mr. Beyer’s total target cash is 29% above the top of the range established by the Compensation Committee. Mr. Beyer’s actual total target cash compensation for 2010 was less than target, as a result of the Compensation Committee exercising its discretion to reduce the 2010 First Half Bonus payment by 50%. Except for the temporary reduction in 2009, Mr. Beyer’s base salary and total target cash have been the same since the commencement of his employment in 2008. Mr. Beyer was not granted any long-term incentive awards in 2010 and thus his long-term incentive awards are below the range established by the Compensation Committee.

The Compensation Committee believes Mr. Beyer’s 2010 compensation is appropriate based on the total target cash and long-term incentive compensation for other Chief Executive Officers in the peer group. Mr. Beyer’s base salary and total target cash compensation exceed the ranges established by the Compensation Committee because they reflect the minimum amounts set forth in Mr. Beyer’s employment agreement, which was negotiated in 2008 at a time when the Company sought to attract a highly regarded executive to replace its outgoing Chief Executive Officer, and his significant contributions to our business during his tenure. In 2008, the Company needed to appropriately incentivize Mr. Beyer, a highly regarded senior executive with substantial experience in the semiconductor industry, to leave his position as a chief executive at a public company and move to a privately held company entering a restructuring phase. As a result, the minimum amounts set forth in the employment agreement reflected these needs and permitted the Company to allocate Mr. Beyer’s salary appropriately between cash and non-cash compensation. Since Mr. Beyer joined the Company, his leadership has enabled us to successfully implement our Reorganization of Business Program and improve our operations, particularly during 2010. Accordingly, the Compensation Committee determined that the specified amounts in excess of the base salary and total target cash ranges in 2010 were necessitated largely by contractual obligation as well as by the significant contributions made by Mr. Beyer during the year and the reinstatement of his full salary after the temporary reduction during 2009.

Alan Campbell. Mr. Campbell’s 2010 base salary included the reinstatement of his full base salary after the 10% temporary base salary reduction and one-week off without pay during each quarter in 2009. Mr. Campbell’s base salary is 15% above the top of the range established by the Compensation Committee and his total target cash is 16% above the top of the range established by the Compensation Committee. Mr. Campbell’s actual total target cash compensation for 2010 was less than target, as a result of the Compensation Committee exercising its discretion to reduce the 2010 First Half Bonus payment by 50%. Except for the temporary reduction in 2009, Mr. Campbell’s base salary and total target cash have been the same since 2008. Mr. Campbell was not granted any long-term incentive awards in 2010 and thus his long-term incentive awards are below the range established by the Compensation Committee. The Compensation Committee believes Mr. Campbell’s 2010 compensation is appropriate based on the total target cash and long-term incentive compensation for other Chief Financial Officers in the peer group. Mr. Campbell’s base salary and total target cash compensation exceed the ranges established by the Compensation Committee because they reflect his extensive tenure with the Company and its predecessor and the significant contributions Mr. Campbell has made to our business. Mr. Campbell started with our predecessor over 30 years ago. His extensive history and knowledge of the Company is extremely valuable to the Company and its on-going operations and, accordingly, the Company has sought to incentivize Mr. Campbell to remain in his position. In addition, Mr. Campbell has the added responsibility of leading our Global Information Systems organization. The Compensation Committee determined that these additional responsibilities and the importance of retaining Mr. Campbell, as well as the reinstatement of his full salary after the 2009 reduction, necessitated the specified amounts in excess of the base salary and total target cash ranges in 2010.

Jonathan Greenberg. Mr. Greenberg commenced his employment with Freescale in June 2010, and his base salary and total target cash compensation were negotiated at the time his employment commenced. Mr. Greenberg’s base salary is 3% above the top of the range established by the Compensation Committee. Mr. Greenberg’s total target cash is within the range established by the Compensation Committee. Mr. Greenberg was granted long-term incentive awards of 125,968 options to purchase our common shares, 29,069 restricted stock units and a restricted cash award payment of $500,000, payable upon the third anniversary of the grant date, as negotiated at the time of his employment. The aggregate value of these awards in 2010 is below the long-term incentive value of the range established by the Compensation Committee. The Compensation Committee believes Mr. Greenberg’s 2010 compensation is appropriate because of his prior experience and the incentives necessary to recruit him from his prior position as a senior executive.

Reza Kazerounian. Dr. Kazerounian’s 2010 base salary and total target cash compensation were negotiated at the time his employment commenced in May 2009. Dr. Kazerounian’s base salary is within the range established by the Compensation Committee. Dr. Kazerounian’s total target cash is also within the range established by the Compensation Committee. However, Dr. Kazerounian’s actual total target cash compensation for 2010 was less than target, as a result of the

Compensation Committee exercising its discretion to reduce the 2010 First Half Bonus payment by 50%. Dr. Kazerounian was not granted any long-term incentive awards in 2010 and thus his long-term incentive awards are below the range established by the Compensation Committee. The Compensation Committee believes Dr. Kazerounian’s 2010 compensation is appropriate because of his prior experience and the incentives necessary to recruit him from his prior position as a high-level executive.

Henri Richard. Mr. Richard’s 2010 base salary included the reinstatement of his full base salary after the 10% temporary base salary reduction and one-week off without pay during each quarter in 2009. Mr. Richard’s compensation is based on minimum amounts set forth in his employment agreement. Mr. Richard’s base salary is 45% above the top of the range established by the Compensation Committee. Mr. Richard’s total target cash is 47% above the top of the range established by the Compensation Committee. However, Mr. Richard’s actual total target cash compensation for 2010 was less than target, as a result of the Compensation Committee exercising its discretion to reduce the 2010 First Half Bonus payment by 50%. Except for the temporary reduction in 2009, Mr. Richard’s base salary and total target cash has been the same since the commencement of his employment in 2007. Mr. Richard was not granted any long-term incentive awards in 2010 and thus his long-term incentive awards are below the range established by the Compensation Committee.

The Compensation Committee believes Mr. Richard’s 2010 compensation is appropriate based on the total target cash and long-term incentive compensation for other named executive officers in the peer group. Mr. Richard’s base salary and total target cash compensation exceed the ranges established by the Compensation Committee because they reflect the minimum amounts set forth in Mr. Richard’s employment agreement, and his significant efforts to develop our sales and marketing capabilities during his tenure. In 2007 following the acquisition by the Consortium, the Company sought to attract a well-known executive to lead its sales and marketing efforts. The Company needed to incentivize Mr. Richard to leave his position as a senior sales and marketing executive at a public company and become part of the leadership team at a private company. The amount of his base salary and total target cash established at such time reflected these needs and, in 2008, Mr. Richard entered into an employment agreement with the Company which established minimum amounts for his base salary and total target cash. As the Company emerged from its Reorganization of Business Plan, Mr. Richard has led a rebuilding effort in our sales and marketing operations that helped the Company increase its design wins in 2010. The Compensation Committee determined that the specified amounts in excess of the base salary and total target cash ranges in 2010 were necessitated largely by contractual obligation as well as by the significant contributions made by Mr. Richard during 2010 and the reinstatement of his full salary after the 2009 reduction.

Elements of Compensation

Total Target Cash

Total target cash consists of base salary and short-term cash incentive awards, and is a key element of our compensation programs. With respect to long-term incentive awards granted in 2010, which are not part of total target cash and do not contain performance targets, our strategy includes the use of a multi-year lump sum grant instead of on-going annual grants because we have not had publicly traded equity since 2006. This design feature is important when evaluating our total target cash against total annual compensation for a given year. Annual total target cash compensation for the direct reports to our Chief Executive Officer averages between 20% and 30% of total compensation over a three- or four-year period, when comparing annual cash compensation and long-term incentive awards. The percentage of total target cash compensation in comparison to total compensation will fluctuate in a single year depending upon the timing of a multi-year lump sum grant. Long-term incentive awards may be granted upon special events including new hires, promotions and changes in duties.

Base Salary

The Compensation Committee may adjust an executive’s base salary, other than the Chief Executive Officer, if warranted, during its annual review or upon special events including promotions or changes in duties. At the first meeting in 2010, the Compensation Committee reviewed base salaries for the direct reports of our Chief Executive Officer, including the Named Executive Officers, and after considering each Named Executive Officer’s base salary in comparison to the composite market data, relative to internal comparable positions, and individual performance and contribution, the Compensation Committee (and board of directors for our Chief Executive Officer) determined not to adjust base salaries for 2010. The 2010 base salaries for Named Executive Officers reflect the reinstatement of base salaries following our 2009 cost savings initiative, including a temporary base salary reduction and one week off without pay per quarter, which were actions implemented in response to the macro-economic environment. The Compensation Committee also approved the base salary of Jonathan Greenberg the Named Executive Officer hired during 2010. The approved base salaries are listed below. Minimum base salary amounts are set forth in each Named Executive Officer’s employment agreement.

Name	2010 Base Salary ($)
Richard M. Beyer	1,100,000
Alan Campbell	545,000
Jonathan Greenberg	395,000
Reza Kazerounian	525,000
Henri Richard	600,000

Short-Term Cash Incentive Compensation

Short-term cash incentive awards are granted under the Incentive Performance Plan on a biannual basis, which is designed to align corporate, organizational and business development goals and results, as well as promote the achievement of short-term financial and other business objectives. Our short-term cash incentive awards are also designed to reward the individual job performance of employees against their established performance objectives. Short-term cash incentive awards are designed for a measurement period of up to one year, and are based on both corporate performance, measured against pre-established performance objectives, and individual job performance.

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

In addition, the Compensation Committee believes the two quality metrics, defective parts per million and customer quality incident cycle-time, incentivize employees to deliver quality products to our customers and respond to quality incidents in a timely fashion. The performance objectives are set to be aggressive, yet achievable, and represent an improvement over the prior period.

In July 2010, the Compensation Committee evaluated our First Half 2010 achievement against performance objectives established under the 2010 First Half Bonus Plan and determined (i) the 2010 First Half EBITDA result of $424 million exceeded the performance objective of $350 million, (ii) the 2010 First Half Revenue result of $2,128 million exceeded the performance objective of $1,880 million, (iii) the First Half 2010 Quality PPM improvement of 76.5% exceeded the performance improvement objective of 10.8%, and (iv) the First Half 2010 Customer Quality Incident Cycle-time improvement of 7.3% did not meet the performance improvement objective of 11.5%, for a combined performance factor, as determined by the Compensation Committee, of 1.42. As a result of the challenging macro-economic environment and our ability to fund the bonus pool, the Compensation Committee exercised its discretion to reduce the calculated bonus payments by 50%. Individual bonus payments for the Chief Executive Officer’s direct reports, including Named Executive Officers, were further adjusted by an individual performance factor, except for the Chief Executive Officer, who received an individual performance factor of 1.00. The resulting bonus payments, approved by the Compensation Committee (and board of directors for the Chief Executive Officer), are included in column (g) of the 2010 Summary Compensation Table.

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

In addition to the performance factors used in the 2010 First Half Bonus Plan, we included our annual design win goal in the 2010 Second Half Bonus Plan because we believe that design wins are a key driver of future revenue for Freescale, measuring our success in winning competitive bid selection processes with customers. The performance objectives are set to be aggressive, but achievable, and represent an increase over prior period achievement to incentivize employees to support our future growth objectives.

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

In January 2011, the Compensation Committee evaluated our Second Half 2010 achievement against performance objectives established under the 2010 Second Half Bonus Plan and determined (i) the 2010 Second Half EBITDA result of $535 million was just below the performance objective of $540 million, (ii) the 2010 Second Half Revenue result of $2,330 million exceeded the performance objective of $2,310 million, (iii) the Second Half 2010 Quality PPM improvement of 3.6% did not meet the performance improvement objective of 19.6%, (iv) the Second Half 2010 Customer Quality Incident Cycle-time improvement of 23.2% exceeded the performance improvement objective of 13.0%, and (v) the 2010 Annual Design Win result of 10.8% improvement over the prior year exceeded the performance improvement objective of 9.2%, for a combined business performance factor of .97. After considering the Company’s overall performance during the Second Half of 2010 and in light of the reduced bonus payments for the 2010 First Half Bonus, the Compensation Committee (and board of directors for our Chief Executive Officer) exercised its discretion and increased the overall business performance factor of the 2010 Second Half Bonus to 1.00. Individual bonus payments for the Chief Executive Officer’s direct reports, including Named Executive Officers, each received an individual performance factor of 1.00. Under the terms of his employment offer, Mr. Greenberg received a guaranteed bonus payment under the 2010 Second Half Bonus Plan of $127,500. The resulting bonus payments, approved by the Compensation Committee (and the board of directors for the Chief Executive Officer), are included in column (g) of the 2010 Summary Compensation Table, excluding Mr. Greenberg whose bonus payment is included in column (d).

Individual bonus targets and actual bonus payments for the Named Executive Officers during 2010 are:

Name	2010 First Half Bonus - Target $	2010 First Half Bonus - Actual $ (1)	2010 Second Half Bonus - Target $	2010 Second Half Bonus - Actual $ (2)
Richard M. Beyer	825,000	585,750	825,000	825,000
Alan Campbell	237,500	168,625	237,500	237,500
Jonathan Greenberg	—	—	127,500	127,500
Reza Kazerounian	262,500	190,625	262,500	262,500
Henri Richard	375,000	270,500	375,000	375,000

(1)	As a result of his employment commencement date, Mr. Greenberg was not eligible to participate in the 2010 First Half Bonus Plan.
(2)	Under the terms of his employment offer, the 2010 Second Half Bonus Plan payment for Mr. Greenberg was guaranteed.

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

Because we do not have publicly traded shares, our strategy for long-term incentive awards since 2006 has included the use of multi-year lump sum grants instead of on-going annual grants. These multi-year grants are intended to provide long-term incentive based compensation over a three- to four-year period. Long-term incentive awards can be granted upon special events including new hires, promotions and changes in duties.

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

Prior Year Long-Term Incentive Awards

In April 2008, we granted performance-based restricted cash awards to Mr. Campbell and Mr. Richard. These awards consisted of a target amount to be paid in cash, subject to adjustment based on our actual 2008 EBITDA compared to EBITDA targets established by the Compensation Committee. The 2008 EBITDA performance targets had six levels ranging from $1,570 million to $2,076 million, with corresponding payouts ranging from 75%, increasing in 25% increments, to 200% of the target amount. Payments would be made in equal annual installments on each anniversary of the date of grant for four years. Our actual EBITDA was $868 million, which was below the minimum EBITDA target required for any payments under these awards. As a result, no payments were made with respect to these awards and the awards were forfeited.

In January 2009, we granted deferred stock units payable in our common shares to Mr. Campbell and Mr. Richard. We granted Dr. Kazerounian a similar award after the commencement of his employment in June 2009. Each deferred stock unit award represents a target number of our common shares to be delivered at the end of the performance period. The actual number of our common shares delivered will be based on our revenue growth and EBITDA growth from 2009 through the end of 2011 (the “performance period”) relative to a peer group of companies established by the Compensation Committee. Under the terms of the deferred stock unit awards, our revenue and EBITDA growth over the performance period must be at or above the 50th percentile of the peer group. If either our revenue growth or our EBITDA growth does not achieve the 50th percentile in comparison to the peer group, then no shares will be delivered and the deferred stock units will be forfeited. If each of our revenue growth and EBITDA growth exceeds the 50th percentile, then the number of our common shares delivered will be determined based on a matrix, and will equal 100%, 150% or 200% of the target number depending upon whether each of our revenue growth and EBITDA growth, viewed independently, is between the 50th and 75th percentile in comparison to the peer group or above the 75th percentile in comparison to the peer group.

To determine the number of our common shares to be delivered, if any, we will measure our revenue growth and EBITDA growth in comparison to the peer group of companies at the end of the performance period. Any shares issued will vest one year following the end of the performance period.

All other long-term incentive awards granted under the MIP and EIP during the prior three fiscal years were time-based awards, including options to purchase our common shares, restricted stock units and restricted cash awards.

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

In connection with his employment, Mr. Greenberg was granted the following long-term incentive awards on July 6, 2010: (i) 125,968 options to purchase our common shares; (ii) 29,069 restricted stock units; and (iii) a restricted cash award in the amount of $500,000, which provides a lump sum cash payment on the third anniversary of the grant date. The options have a term of ten years, vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the grant date, and are subject to the terms and conditions of the investors agreement among certain equity holders of Freescale GP. The restricted stock units vest in four equal installments on the first, second, third and fourth anniversary of the grant date, and are subject to the terms and conditions of the investors agreement. Please see the discussion under Item 13: Certain Relationships and Related Transactions, and Director Independence for additional details regarding the investors agreement.

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

Mr. Beyer’s Employment Agreement

Freescale Inc. has entered into an employment agreement with Richard M. Beyer, Chief Executive Officer. In addition to his base salary, short-term and long-term incentives, Mr. Beyer’s employment agreement also provides for certain executive benefits and perquisites, as described above in Benefits and Perquisites.

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

Dr. Kazerounian’s Employment Agreement

On May 1, 2009, Freescale Inc. entered into an employment agreement with Dr. Reza Kazerounian, Senior Vice President and General Manager.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Share Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)		All Other Compensation ($) (h)		Total ($) (i)
Richard M. Beyer, Chief Executive Officer	2010	1,100,000	—		—		—		5,573,250	(10)	587,597	(14)	7,260,847
	2009	837,696	—		—		6,054,000	(7)	4,983,375	(11)	890,426		12,765,497
	2008	867,308	2,100,000	(1)	51,325,939	(3)	—		—		726,607		55,019,854
Alan Campbell, Senior Vice President and Chief Financial Officer	2010	545,000	—		—		—		406,125	(12)	12,250	(15)	963,375
	2009	459,060	—		2,040,000	(4)	2,699,920	(7)	236,313	(13)	6,588		5,441,881
	2008	530,000	—		807,883	(5)	—		—		11,500		1,349,383
Jonathan Greenberg,	2010	220,289	252,500	(2)	186,000	(6)	513,500	(8)	—		157,280	(16)	1,329,569
Senior Vice President and General Counsel
Reza Kazerounian,	2010	525,000	—		—		—		453,125	(12)	268,188	(17)	1,246,313
Senior Vice President, General Manager
Henri Richard,	2010	600,000	—		—		—		645,500	(12)	13,045	(18)	1,258,545
Senior Vice President, Chief Sales and Marketing Officer	2009	505,387	—		2,700,000	(4)	670,130	(9)	373,125	(13)	5,295		4,253,937
	2008	600,000	—		1,111,767	(5)	—		—		12,267		1,724,034

(1)	Represents (i) a $1,000,000 cash hiring bonus paid to Mr. Beyer upon joining Freescale in March 2008 in accordance with his employment agreement; and (ii) a guaranteed 2008 minimum bonus payment of $1,100,000 paid to Mr. Beyer under the terms of his employment agreement.

(2)	Represents (i) a $125,000 cash hiring bonus paid to Mr. Greenberg upon joining Freescale in June 2010; and (ii) a guaranteed 2010 Second Half Bonus Plan minimum bonus of $127,500 paid to Mr. Greenberg under the terms of his employment offer. The 2010 Second Half Bonus Plan target for Mr. Greenberg is also shown in the 2010 Grants of Plan-Based Awards Table, since payout of this award would have exceeded the minimum amount guaranteed in his offer letter if the business performance factor had exceeded 1.00.

(3)	Amount shown does not reflect compensation actually received in 2008 by Mr. Beyer. Instead amount reflects the aggregate grant date fair value of awards granted in 2008, calculated in accordance with ASC Topic 718, associated with Class B Interests in Freescale LP and outstanding restricted stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. For 2008, the ASC Topic 718 aggregate grant date fair value associated with Mr. Beyer’s Class B interests in Freescale LP, all of which were cancelled in 2009 in exchange for share options (see footnote 7 below) was $38,973,000. For 2008, the ASC Topic 718 aggregate grant date fair value associated with Mr. Beyer’s restricted stock units was $12,352,939.

(4)	Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2009, calculated in accordance with ASC Topic 718 associated with outstanding deferred stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. The number of units underlying the deferred stock units is contingent on our performance measured against revenue growth and EBITDA growth goals established over a three-year period (January 1, 2009 to December 31, 2011), relative to a peer group of semiconductor companies approved by the Compensation Committee for this performance-based award. Each deferred stock unit award represents a target number of units, with the final number of units determined at the end of the performance period, ranging from zero to two times the target number of units. The awards vest one year following the end of the performance period. For 2009, the ASC Topic 718 aggregate grant date fair value associated with deferred stock units for certain Named Executive Officers was: Mr. Campbell—$2,040,000; and Mr. Richard—$2,700,000. The aggregate grant date fair value associated with deferred restricted stock units for our common shares assuming the highest level of performance is achieved was: Mr. Campbell—$4,080,000; and Mr. Richard—$5,400,000.

(5)	Amounts shown do not reflect compensation actually received in 2008 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2008, calculated in accordance with ASC Topic 718 associated with outstanding restricted stock units granted under the MIP. For 2008, the ASC Topic 718 aggregate grant date fair value associated with outstanding restricted stock units for certain Named Executive Officers was: Mr. Campbell—$807,883 and Mr. Richard—$1,111,767.

(6)	Amount shown does not reflect compensation actually received in 2010 by the Named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2010, calculated in accordance with ASC Topic 718 associated with outstanding restricted stock units granted under the MIP. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. For 2010, the ASC Topic 718 aggregate grant date fair value associated with outstanding restricted stock units for Mr. Greenberg was $186,000.

(7)	Amounts shown do not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amounts shown reflect the incremental fair value of awards calculated in accordance with ASC Topic 718 in connection with the exchange of vested and unvested Class B interests of Freescale LP for share options as part of the equity exchange completed on April 6, 2009. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. For 2009, the ASC Topic 718 incremental fair value associated with the exchanged awards for certain Named Executive Officers was: Mr. Beyer—$6,054,000; and Mr. Campbell—$2,699,920.

(8)	Amounts shown do not reflect compensation actually received in 2010 by the named Executive Officer. Instead the amounts shown reflect the aggregate grant date fair value of awards granted in 2010, calculated in accordance with ASC Topic 718 associated with outstanding options. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. For 2010, the ASC Topic 718 aggregate grant date fair value associated with outstanding options for Mr. Greenberg was $513,500.

(9)	Amount shown does not reflect compensation actually received in 2009 by the Named Executive Officer. Instead the amount shown reflects the incremental fair value of awards calculated in accordance with ASC Topic 718 in connection with the exchange of vested and unvested share options as part of the equity exchange completed on April 6, 2009. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 in the consolidated financial statements included in this Amendment. For 2009, the ASC Topic 718 incremental fair value associated with the exchanged awards for Mr. Richard was $670,130.

(10)	Represents (i) payment to Mr. Beyer under the 2010 First Half Bonus Plan of $585,750; (ii) payment made to Mr. Beyer under the 2010 Second Half Bonus Plan of $825,000; and (iii) $4,162,500 which was the amount vested in 2010 of Mr. Beyer’s deferred cash award granted under Freescale Inc. Deferred Compensation Agreement of $12,500,000, granted on March 17, 2008 in connection with his employment agreement. The award vests 33.3% on the first and second anniversary date of Mr. Beyer’s employment date and 33.4% on the third anniversary date of Mr. Beyer’s employment date, March 17, 2008. Mr. Beyer is entitled to receive the vested portion of this deferred cash award on the earlier of his termination, death, disability, a change in control or March 17, 2011.

(11)	Represents (i) payment to Mr. Beyer under the 2009 First Half Bonus Plan of $412,500; (ii) payment made to Mr. Beyer under the 2009 Second Half Bonus Plan of $408,375; and (iii) $4,162,500 which was the amount vested in 2009 of Mr. Beyer’s deferred cash award of $12,500,000, granted on March 17, 2008 in connection with his employment agreement. The award vests 33.3% on the first and second anniversary date of Mr. Beyer’s employment date and 33.4% on the third anniversary date of Mr. Beyer’s employment date, March 17, 2008. Mr. Beyer is entitled to receive the vested portion of this deferred cash award on the earlier of his termination, death, disability, a change in control or March 17, 2011.

(12)	Represents payments under the 2010 First Half Bonus Plan and 2010 Second Half Bonus Plan to certain Named Executive Officers. Payments under the 2010 First Half Bonus Plan were: Mr. Campbell—$168,625; Dr. Kazerounian—$190,625; and Mr. Richard—$270,500. Payments under the 2010 Second Half Bonus Plan were: Mr. Campbell—$237,500; Dr. Kazerounian—$262,500; and Mr. Richard—$375,000.

(13)	Represents payments under the 2009 First Half Bonus Plan and 2009 Second Half Bonus Plan to certain Named Executive Officers. Payments under the 2009 First Half Bonus Plan were: Mr. Campbell—$118,750; and Mr. Richard—$187,500. Payments under the 2009 Second Half Bonus Plan were: Mr. Campbell—$117,563; and Mr. Richard—$185,625.

(14)	Represents the aggregate value during 2010 of all perquisite and other income provided to Mr. Beyer of $587,597 including (i) an aggregate incremental cost to Freescale for Mr. Beyer’s use of our corporate aircraft of $517,260 consisting of (a) $406,286 related to flights taken by Mr. Beyer between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement and (b) $110,974 related to Mr. Beyer’s personal travel on our corporate aircraft as permitted under the terms of the Freescale Inc. Aircraft Procedures and Use Policy as adopted by the Compensation Committee; (ii) $8,307 in income imputed to Mr. Beyer for lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iii) a gross-up payment of $30,279 for tax liabilities incurred by Mr. Beyer as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iv) a gross-up payment of $4,966 for tax liabilities incurred as a result of Mr. Beyer’s lodging in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (v) $7,750 in income imputed to Mr. Beyer for use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (vi) a gross-up payment of $6,785 for tax liabilities incurred as a result of Mr. Beyer’s use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; and (vii) $12,250 in company matching contributions to Mr. Beyer’s account under the 401(k) Plan. The calculation of aggregate incremental cost for commuting and personal use of the company aircraft includes variable costs incurred as a result of commuting and personal flight activity: fees, taxes and similar assessments, flight crew travel expenses, aircraft fuel, in-flight food and beverages, and a portion of on-going maintenance. It excludes non-variable costs related to the company aircraft.

(15)	Represents the aggregate value of $12,250 in company matching contributions to Mr. Campbell’s account under the 401(k) Plan.

(16)	Represents the aggregate value during 2010 of all perquisite and other income provided to Mr. Greenberg of (i) $123,526 in relocation assistance; (ii) a gross-up payment of $25,937 for tax liabilities incurred as a result of Mr. Greenberg’s relocation; (iii) $2,500 for the executive health program; and (iv) $5,317 in company matching contributions to Mr. Greenberg’s account under the 401(k) Plan.

(17)	Represents the aggregate value during 2010 of all perquisite and other income provided to Dr. Kazerounian of $268,188 including (i) an aggregate incremental cost to Freescale for Dr. Kazerounian’s use of our corporate aircraft of $162,365 related to flights taken by Dr. Kazerounian between San Jose, California and our office in Austin, Texas as approved by the Compensation Committee; (ii) $7,236 in income imputed to Dr. Kazerounian for lodging in Austin, Texas as approved by the Compensation Committee; (iii) $43,771 in income imputed to Dr. Kazerounian for automobile and other transportation expenses while working at our office in Austin, Texas as approved by the Compensation Committee; (iv) a gross-up payment of $10,519 for tax liabilities incurred by Dr. Kazerounian as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as approved by the Compensation Committee; (v) a gross-up payment of $29,547 for tax liabilities incurred as a result of Dr. Kazerounian’s lodging, automobile, and other transportation expenses while working at our office in Austin, Texas as approved by the Compensation Committee; (vi) $2,500 for the executive health program; and (vii) $12,250 in company matching contributions to Dr. Kazerounian’s account under the 401(k) Plan. The calculation of aggregate incremental cost for commuting and personal use of the company aircraft includes variable costs incurred as a result of commuting and personal flight activity: fees, taxes and similar assessments, flight crew travel expenses, aircraft fuel, in-flight food and beverages, and a portion of on-going maintenance. It excludes non-variable costs related to the company aircraft.

(18)	Represents the aggregate value during 2010 of all perquisites and other income provided to Mr. Richard of $13,045 including (i) $795 for the executive health program and (ii) $12,250 in company matching contributions to Mr. Richard’s account under the 401(k) Plan.

2010 Grants of Plan-based Awards Table

The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by Holdings I in 2010 to our Named Executive Officers.

		Estimated future payouts under non-equity incentive plan awards						Estimated future payouts under equity incentive plan awards			All other share awards: Number of shares		All other option awards: Number of securities underlying		Exercise or base price of option	Grant date fair value of share and option
Name (a)	Grant Date (b)	Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	or units (#) (i)		options (#) (j)		awards (k)	awards (l)
Richard M. Beyer	2/10/2010	0	(1)	825,000	(1)	1,650,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	825,000	(2)	1,650,000	(2)	—	—	—	—		—		—	—
Alan Campbell	2/10/2010	0	(1)	237,500	(1)	475,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	237,500	(2)	475,000	(2)	—	—	—	—		—		—	—
Jonathan Greenberg	7/6/2010	—		—		—		—	—	—	29,069	(5)			—	186,000
	7/6/2010	—		—		—		—	—	—			125,968	(6)	6.40	806,000
	7/6/2010	500,000	(3)	500,000	(3)	500,000	(3)	—	—	—	—		—		—	—
	7/28/2010	127,500	(4)	127,500	(4)	255,000	(4)	—	—	—	—		—		—	—
Reza Kazerounian	2/10/2010	0	(1)	262,500	(1)	525,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	262,500	(2)	525,000	(2)	—	—	—	—		—		—	—
Henri Richard	2/10/2010	0	(1)	375,000	(1)	750,000	(1)	—	—	—	—		—		—	—
	7/28/2010	0	(2)	375,000	(2)	750,000	(2)	—	—	—	—		—		—	—

(1)	Amounts represent target bonus awards under the 2010 First Half Bonus Plan. The minimum payment under the 2010 First Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. The Compensation Committee exercised its discretion to reduce the calculated bonus amount payments by 50% for the 2010 First Half Bonus Plan, based on the company’s ability to fund the bonus pool due to the macro-economic environment. Actual payments made under the 2010 First Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$585,750; Mr. Campbell—$168,625; Dr. Kazerounian—$190,625; and Mr. Richard—$270,500.

(2)	Amounts represent target bonus awards under the 2010 Second Half Bonus Plan. The minimum payment under the 2010 Second Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. Actual payments made under the 2010 Second Half Bonus Plan for each Named Executive Officer were: Mr. Beyer—$825,000; Mr. Campbell—$237,500; Dr. Kazerounian—$262,500; and Mr. Richard—$375,000.

(3)	Under the terms of Mr. Greenberg’s employment offer, he was granted a restricted cash award under the terms of EIP. The restricted cash award will vest and become payable with respect to 100% of the value covered by the award on July 6, 2013, subject to Mr. Greenberg’s continued employment.

(4)	Under the terms of Mr. Greenberg’s employment offer, he received a minimum guaranteed bonus payment of $127,500 under the 2010 Second Half Bonus Plan. The payment of this award would have exceeded the minimum amount guaranteed in his offer letter if the business performance factor had exceeded 1.00. The actual payment amount is included in column (d) of the 2010 Summary Compensation Table.

(5)	Under the terms of Mr. Greenberg’s employment offer, he was granted restricted stock units under the terms of the MIP on July 6, 2010. The restricted stock units vest in equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement among certain investors in Freescale GP.

(6)	Under the terms of Mr. Greenberg’s employment offer, he was granted options on July 6, 2010. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement among certain investors in Freescale GP.

2010 Outstanding Awards at Fiscal Year-end Table

	Option Awards							Share Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units that Have Not Vested (#) (g)		Market Value of Shares or Units that Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j)
Richard M. Beyer	640,506	(1)	1,921,521			6.40	4/6/2019
	—		—		—	—	—	135,984	(6)	1,726,138	(10)	—		—
Alan Campbell	39,867	(2)	—		—	17.12	5/11/2012	—		—		—		—
	66,767	(2)	—		—	28.40	4/24/2013	—		—		—		—
	—		—		—	—	—	9,985	(7)	126,752	(10)	—		—
	—		—		—	—	—	—		—		318,829	(11)	4,047,096	(10)
	265,768	(1)	797,305			6.40	4/6/2019
Jonathan Greenberg	—		—		—	—	—	29,069	(8)	369,000	(10)	—		—
			125,968	(5)	—	6.40	7/6/2020	—		—		—		—
Reza Kazerounian	67,829	(3)	203,488		—	6.40	5/4/2019	—		—		—		—
	—		—		—	—	—	—		—		328,206	(12)	4,166,128	(10)
Henri Richard	—		—		—	—	—	968	(9)	12,300	(10)	—		—
	—		—		—	—	—	13,741	(7)	174,426	(10)	—		—
	—		—		—	—	—	—		—		421,980	(11)	5,356,451	(10)
	75,505	(4)	226,518		—	6.40	4/6/2019	—		—		—		—

(1)	Options granted under the terms of the MIP on April 6, 2009 in exchange for vested and unvested Class B interests in Freescale LP held by Messrs. Beyer and Campbell. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(2)	Rollover options granted under the MIP on December 1, 2006. The options granted under this plan were granted in accordance with Section 424 of the Code.

(3)	Options granted under the MIP on May 4, 2009. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Dr. Kazerounian’s continued employment and are subject to the terms and conditions of the investors agreement.

(4)	Options granted under the MIP on April 6, 2009 in exchange for vested and unvested options held by Mr. Richard. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(5)	Options granted under the MIP on July 6, 2010. The options vest in equal installments on the first, second, third and fourth anniversaries of the date of the grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement.

(6)	Restricted stock units granted under the terms of the MIP. The restricted stock units vest in equal installments on the first, second and third anniversaries of Mr. Beyer’s employment date, March 17, 2008 and are subject to the terms and conditions of the investors agreement.

(7)	These restricted stock units were granted under the terms of the MIP on April 7, 2008. The restricted stock units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested, subject to continued employment and are subject to the terms and conditions of the investors agreement.

(8)	These restricted stock units were granted under the terms of the MIP on July 6, 2010. The restricted stock units vest 25% on the first, second, third and fourth anniversary of the date of grant, subject to Mr. Greenberg’s continued employment and are subject to the terms and conditions of the investors agreement.

(9)	These restricted units were granted under the terms of the MIP on October 1, 2007. The restricted stock units vest in equal installments on the first, second, third and fourth anniversaries of the date of grant subject to Mr. Richard’s continued employment and are subject to the terms and conditions of the investors agreement.

(10)	On December 31, 2010, the fair market value per common share was $12.69.

(11)	Deferred stock unit awards granted under the terms of the MIP on January 5, 2009. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final amount of units will be adjusted based on actual performance, and can range between zero and two times the target amount. An additional vesting period of one year must be completed following the final determination of the number of units.

(12)	Deferred stock unit awards granted under the terms of the MIP on May 4, 2009, upon commencement of Dr. Kazerounian’s employment. The target amount of the award is adjusted according to our actual performance against revenue growth and EBITDA growth goals over a three-year period, relative to a peer group of companies. The final amount of units will be adjusted based on actual performance, and can range between zero and two times the target amount. An additional vesting period of one year must be completed following the final determination of the number of units.

2010 Option Exercises and Shares Vested Table

	Option Awards		Share Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Richard M. Beyer	—	—	135,577	(1)	867,478	(4)
Alan Campbell	—	—	6,656	(2)	42,592	(4)
Jonathan Greenberg	—	—	—		—
Reza Kazerounian	—	—	—		—
Henri Richard	—	—	968	(3)	6,200	(4)
	—	—	9,160	(2)	58,614	(4)

(1)	Represents vested restricted stock units granted under the MIP. The restricted stock units were issued in accordance with the terms of Mr. Beyer’s employment agreement. The restricted stock units vest in equal installments on the first, second and third anniversary of Mr. Beyer’s employment start date, March 17, 2008. Common shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the fifth anniversary of the date of grant.

(2)	Represents vested restricted stock units granted under the MIP. The restricted stock units were granted on April 7, 2008. The units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested, subject to continued employment. Shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the seventh anniversary of the date of grant.

(3)	Represents vested restricted stock units granted under the MIP. The restricted stock units were granted on October 1, 2007. The units vest in four equal annual installments on each anniversary of the date of grant subject to Mr. Richard’s continued employment. Shares will become deliverable with respect to the vested portion of the restricted stock unit award upon the earlier of termination, death, disability, a change in control or the seventh anniversary of the date of grant.

(4)	On the vesting date in 2010, the fair market value of common shares was $6.40 per share.

2010 Nonqualified Deferred Compensation Table

	Executive Contribution in Last Fiscal Year ($)	Registrant Contribution in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)		Aggregate Balance at Last Fiscal Year End ($)
Richard M. Beyer	—	867,478	(1)	1,706,973	(3)	3,441,929	(4)
	—	4,162,500	(2)	—		8,325,000	(2)
Alan Campbell	—	42,592	(1)	104,761	(3)	211,240	(4)
Jonathan Greenberg	—	—		—		—
Reza Kazerounian	—	—		—		—
Henri Richard	—	64,814	(1)	162,469	(3)	327,601	(4)

(1)	Represents the value of restricted stock units that vested during the fiscal year but were not delivered, pursuant to the terms of the award agreement. Common shares will become deliverable with respect to vested portions of these restricted stock unit awards upon the earlier of termination, death, disability, a change in control or the seventh anniversary (fifth anniversary in the case of Mr. Beyer’s award) of the date of grant. Awards of restricted stock units granted under the MIP in 2007 and 2008 are reported in the “Share Awards” column of the 2010 Summary Compensation Table. Restricted stock unit awards are described in footnotes 3 and 5 to the 2010 Summary Compensation Table. The restricted stock unit awards were described in footnotes 5, 7, and 10 to the 2009 Summary Compensation Table as reported in our 2009 10-K filed on February 5, 2010. The restricted stock unit awards were described in footnotes 5 and 8 to the 2008 Summary Compensation Table as reported in our 2008 10-K filed on February 6, 2009.

(2)	Represents the vested amount of Mr. Beyer’s Deferred Cash Award granted under Freescale Semiconductor Inc. Deferred Compensation Agreement upon commencement of his employment. The vested amount has not been paid, pursuant to the terms of the award agreement. The deferred cash award vests in three equal installments on the first, second, and third anniversary dates of March 17, 2008, Mr. Beyer’s employment start date. Vested amounts of the deferred cash award will be paid on the earlier to occur of (i) Mr. Beyer’s termination, death or disability; (ii) a change in control; or (iii) March 17, 2011. The amount of this award that vests each year is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and described in the footnotes as follows: footnotes 10 and 11 to the 2010 Summary Compensation Table; footnote 13 to the 2009 Summary Compensation Table as reported in our 2009 10-K filed on February 5, 2010; and footnote 2 to the 2008 Grants of Plan-Based Awards Table as reported in our 2008 10-K filed on February 6, 2009.

(3)	Aggregate earnings in the last fiscal year is based on the increase in our share price from $6.40 on January 1, 2010 to $12.69 on December 31, 2010, multiplied by the vested number of restricted stock unit awards.

(4)	Aggregate balance at last fiscal year end is based on the number of vested restricted stock units multiplied by the share price of $12.69 on December 31, 2010.

2010 Potential Payments upon Termination or Change in Control Table

Name (a)	Benefit (b)	Termination w/o Cause or for Good Reason (c)		Termination w/o Cause or for Good Reason After Change in Control (d)		Voluntary Termination (e)		Death (f)		Disability (g)		Change in Control (h)
Richard M. Beyer	—	26,370,146	(1)	34,727,661	(3)	—	(5)	27,147,496	(6)	27,147,496	(6)	26,322,496	(8)
Alan Campbell	—	5,991,895	(2)	11,490,906	(4)	—	(5)	7,058,449	(7)	7,058,449	(7)	5,145,949	(9)
Jonathan Greenberg	—	1,172,524	(2)	2,619,408	(4)	—	(5)	1,162,000	(7)	1,162,000	(7)	1,162,000	(9)
Reza Kazerounian	—	2,029,494	(2)	7,839,805	(4)	—	(5)	1,531,000	(7)	1,531,000	(7)	1,281,000	(9)
Henri Richard	—	4,792,573	(2)	10,064,628	(4)	—	(5)	4,143,948	(7)	4,143,948	(7)	1,612,698	(9)

(1)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of medical and life insurance benefits over a three-year period following termination of employment, until he becomes eligible for Medicare. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(2)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of medical and life insurance benefits over an eighteen month period following termination of employment. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include payment for accrued by unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

(3)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of health, medical, life insurance, and long-term disability benefits over a three-year period following termination of employment, until he becomes eligible for Medicare. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under Mr. Beyer’s employment agreement regarding Section 280G tax gross-up payments.

(4)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of health, medical, life insurance, and long-term disability benefits over a two-year period following termination of employment. Amount includes the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

(5)	Upon voluntary termination, Named Executive Officers are eligible for a payment of accrued but unpaid base salary, accrued but unused paid time off through the date of termination and unreimbursed business expenses.

(6)	Amount represents a cash payment equal to a pro rata portion of Mr. Beyer’s target bonus for the year in which the date of termination occurs plus the estimated value of the accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements. Amount does not include: accrued but unpaid base salary, accrued vacation through the date of termination, unreimbursed business expenses, the annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs if the bonus was determined but not paid by the termination date, and disability benefits. These items are also obligations of the company upon termination due to death or Disability, but have been excluded from the totals shown in columns (f) and (g).

(7)	Amount represents the value of accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements. Amount does not include: accrued but unpaid base salary, accrued but unused paid time off, unreimbursed business expenses, or the annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs if the bonus was determined but not paid by the termination date. These items are also obligations of the company upon termination due to death or Disability, but have been excluded from the totals shown in columns (f) and (g).

(8)	Amount represents the estimated value of Mr. Beyer’s accelerated vesting of equity awards, and accelerated vesting and payout of the deferred cash award, per the terms of the award agreements.

(9)	Amount represents the value of accelerated vesting of equity awards, and accelerated vesting and payout of the restricted cash award, per the terms of the award agreements.

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

If within the one-year anniversary following a “Change in Control,” Dr. Kazerounian’s employment is terminated other than for Cause, death or Disability (as those terms are defined in the employment agreement), or if Dr. Kazerounian resigns from employment with Freescale for any reason, Dr. Kazerounian will be entitled to receive: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon our performance if termination occurs after the first quarter; (5) a cash payment equal to two times the executive’s annual base salary on the date of termination; (6) a cash payment equal to two times the executive’s target bonus for the year of termination; (7) the unvested portion, if any, of any options, including the options to purchase 271,317 common shares granted as part of Dr. Kazerounian’s employment offer, will immediately become fully vested and exercisable; and (8) continued health, medical, life insurance and long-term disability benefits for a period of two years following the date of termination at the same cost as active employees. If the executive is terminated by us (other than for

Cause) within the six-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then the executive will be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Dr. Kazerounian will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above. Under the terms of the deferred stock unit award agreement for Dr. Kazerounian, in the event that his employment is terminated after a Change of Control without Cause or he resigns from employment with Freescale for any reason, prior to the first anniversary of the Change in Control, the deferred stock unit award will immediately become fully vested. Under the terms of the nonqualified option award agreement for Dr. Kazerounian, in the event of a Change of Control, the unvested portion of the award becomes vested and exercisable for an additional number of shares subject to the terms of the award agreement. In the event Dr. Kazerounian’s employment is terminated by the Company or any successor thereto, without Cause (as that term is defined in the award agreement), or Dr. Kazerounian resigns, in each case with a termination date prior to the first anniversary of the Change of Control, the options become fully vested and exercisable.

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

Incentive Plan Information

We maintain two equity incentive plans, the MIP and the EIP. The material terms of the incentive plans are summarized below.

2006 Management Incentive Plan

Purpose. The MIP was established in order to advance our interests and those of our affiliates by providing for grants of stock options and other share-based awards to certain key employees and directors who are in a position to make a significant contribution to our success.

Eligibility. The MIP permits the grant of incentive awards to key employees and directors, as selected by the Compensation Committee.

Authorized Shares. As of December 31, 2010, there are 1,201,565 shares reserved for issuance under the MIP that are not issued and subject to outstanding grants.

Form of Awards. The MIP authorizes the granting of awards to employees in the following forms:

•	options to purchase common shares, intended to be nonqualified share options, and

•

other share-based awards, which includes awards of shares, restricted shares, phantom stock units (representing the right to receive shares at a designated time in the future) and other awards that are valued in whole or in part by reference to, or are otherwise based on, the fair market value of shares.

Administration. The MIP is administered by the Compensation Committee. In general, the Compensation Committee has discretionary authority to interpret the MIP; to determine eligibility for and grant awards; to determine, modify and/or waive the terms and conditions of any award; to prescribe forms, rules and procedures; and to otherwise do all things necessary to carry out the purposes of the MIP. The Compensation Committee may delegate ministerial tasks to persons as it deems appropriate.

Changes in Capital Structure. In the event of any stock dividend or other similar distribution, stock split or combination of shares (including a reverse stock split), recapitalization, conversion, reorganization, consolidation, split-up, spin-off, combination, merger, exchange of stock, redemption or repurchase of all or part of the shares of any class of stock or any change in the capital structure of the Company or an affiliate or other transaction or event, the Compensation Committee will, as appropriate in order to prevent enlargement or dilution of benefits intended to be made available under the MIP, make adjustments to the maximum number of shares that may be delivered under the MIP and will also make appropriate adjustments to the number and kind of shares, securities or other property (including cash) subject to awards then outstanding or subsequently granted, any exercise prices relating to awards and any other provision of awards affected by such change. The Compensation Committee may also, in its sole discretion, provide for the payment of amounts in cash or for other adjustments to a stock option upon either (i) a cash dividend with respect to shares paid to all or substantially all holders of shares, other than cash dividends in respect of shares declared by the board of directors as part of a regular dividend payment practice or a stated cash dividend policy following a public offering, or (ii) a substantially pro rata redemption or substantially pro rata repurchase by the Company of all or part of any class of stock of the Company.

Change of Control. Except as otherwise provided in an award agreement, in the event of a change of control in which there is an acquiring or surviving entity, the Compensation Committee may provide for the continuation or assumption of some or all of the outstanding awards, or for the grant of new awards in substitution therefore, by the acquiror or survivor, in each case on such terms and subject to such conditions as preserve the intrinsic value of the award in the Compensation Committee’s good faith determination. In the event of a change of control in which there is no assumption or substitution as to some or all of the outstanding awards, the Compensation Committee will preserve the intrinsic value of the awards, provide for treating as satisfied any time-based vesting condition on any such award or for the accelerated delivery of shares issuable under each such award, in each case on a basis that gives the participant a reasonable opportunity, as determined by the Compensation Committee, following exercise of the award or the issuance of the shares as the case may be, to participate as a shareholder in the change of control. Except as otherwise provided in an award agreement, each award (unless assumed pursuant to the first sentence of this paragraph) will terminate upon consummation of the change of control.

Nontransferability of Stock Options. In general, except as the Compensation Committee otherwise expressly provides or as otherwise provided in the Investors Agreement, stock options granted the MIP may not be transferred other than by will or by the laws of descent and distribution, and may be exercised only by the participant.

Termination and Amendment. The Compensation Committee, in its sole and absolute discretion, may at any time or times amend or alter the MIP or any outstanding award and may at any time terminate the MIP. The Compensation Committee may not, without a participant’s consent, amend or terminate the terms of an award or the MIP if doing so would adversely affect a participant’s rights. Any amendments to the MIP will be conditioned upon shareholder approval only to the extent, if any, approval is required by applicable law (including the Code), as determined by the Compensation Committee.

2007 Employee Incentive Plan

Purpose. The EIP was established in order to advance our interests and those of our affiliates by providing for grants of stock options or restricted cash awards to certain key employees who are in a position to make a significant contribution to our success.

Eligibility. The EIP permits the grant of stock options and restricted cash awards to key employees, as selected by the Compensation Committee.

Authorized Shares. As of December 31, 2010, there are 442,420 shares reserved for issuance under the EIP that are not issued and subject to outstanding grants.

Form of Awards. The EIP authorizes the granting of awards to employees in the following forms:

•	options to purchase shares, intended to be nonqualified stock options, and

•

restricted cash awards, which may be dependent on such conditions as the Compensation Committee will determine, including the right to receive payment upon the completion of a specified period of service, the occurrence of an event or the attainment of performance objectives.

Administration. The EIP is administered by the Compensation Committee. In general, the Compensation Committee has discretionary authority to interpret the EIP; to determine eligibility for and grant awards; to determine, modify and/or waive the terms and conditions of any award; to prescribe forms, rules and procedures; and to otherwise do all things necessary to carry out the purposes of the EIP. The Compensation Committee may delegate ministerial tasks to persons as it deems appropriate.

Changes in Capital Structure. In the event of any stock dividend or other similar distribution, stock split or combination of shares (including a reverse stock split), recapitalization, conversion, reorganization, consolidation, split-up, spin-off, combination, merger, exchange of stock, redemption or repurchase of all or part of the shares of any class of stock or any change in the capital structure of the Company or an affiliate or other transaction or event, the Compensation Committee will, as appropriate in order to prevent enlargement or dilution of benefits intended to be made available under the EIP, make adjustments to the maximum number of shares that may be delivered under the EIP and will also make appropriate adjustments to the number and kind of shares, securities or other property (including cash) subject to awards then outstanding or subsequently granted, any exercise prices relating to awards and any other provision of awards affected by such change. The Compensation Committee may also, in its sole discretion, provide for the payment of amounts in cash or for other adjustments to a stock option upon either (i) a cash dividend with respect to shares paid to all or substantially all holders of shares, other than cash dividends in respect of shares declared by the board of directors as part of a regular dividend payment practice or a stated cash dividend policy following a public offering, or (ii) a substantially pro rata redemption or substantially pro rata repurchase by the Company of all or part of any class of stock of the Company.

Change of Control. Except as otherwise provided in an award agreement, in the event of a change of control in which there is an acquiring or surviving entity, the Compensation Committee may provide for the continuation or assumption of some or all of the outstanding awards, or for the grant of new awards in substitution therefore, by the acquiror or survivor, in each case on such terms and subject to such conditions as preserve the intrinsic value of the award in the Compensation Committee’s good faith determination. In the event of a change of control in which there is no assumption or substitution as to some or all of the outstanding awards, the Compensation Committee will preserve the intrinsic value of the awards, provide for treating as satisfied any time-based vesting condition on any such award or for the accelerated delivery of common shares issuable under each such award, or cancel any award and, in connection therewith, pay an amount (in cash or, in the discretion of the Compensation Committee, in the form of consideration paid to shareholders of the Company in connection with such change of control) which, in the case of stock options, will equal the excess, if any, of the fair market value of the shares subject to the stock options over the aggregate exercise price of the stock options, in each case on a basis that gives the participant a reasonable opportunity, as determined by the Compensation Committee, following exercise of the award or the issuance of the shares as the case may be, to participate as a shareholder in the change of control. Except as otherwise provided in an award agreement, each award (unless assumed pursuant to the first sentence of this paragraph), will terminate upon consummation of the change of control.

Nontransferability of Stock Options. In general, except as the Compensation Committee otherwise expressly provides or as otherwise provided in the shareholders agreement, stock options granted under the EIP may not be transferred other than by will or by the laws of descent and distribution, and may be exercised only by the participant during the participant’s lifetime.

Termination and Amendment. The Compensation Committee, in its sole and absolute discretion, may at any time or times amend or alter the EIP or any outstanding award and may at any time terminate or terminate the EIP. The Compensation Committee may not, without a participant’s consent, amend or terminate the terms of an award or the EIP if doing so would adversely affect a participant’s rights. Any amendments to the EIP will be conditioned upon shareholder approval only to the extent, if any, approval is required by applicable law (including the Code), as determined by the Compensation Committee.

2010 DIRECTOR COMPENSATION TABLE

The table below provides information concerning compensation paid to non-employee directors who served during 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Option Awards ($) (d)		Total ($) (h)
Daniel F. Akerson (1)(2)	—		—		—
Richard M. Beyer (2)	—		—		—
Kevin R. Burns (1)(2)	—		—		—
Daniel J. Heneghan (3)	47,164	(3)	62,000	(3)
Thomas Lister (2)	—		—		—
John W. Marren (2)	—		—		—
James A. Quella (1)(2)	—		—		—
Paul C. Schorr, IV (2)	—		—		—
Peter Smitham (2)	—		—		—
Gregory L. Summe (2)	—		—		—
Claudius E. Watts IV (2)	—		—		—

(1)	Mr. Akerson and Mr. Quella, respectively, have been replaced as directors by Mr. Summe and Mr. Chu, respectively.

(2)	Non-management directors who are associated with our sponsor companies do not receive compensation for services as a member of our board of directors.

(3)	Mr. Heneghan receives annual director fees of $60,000 and audit committee chair fees of $20,000. For 2010 Mr. Heneghan received a prorated portion of the annual fees as a result of his appointment on May 11, 2010. On July 6, 2010, Mr. Heneghan was granted 9,689 restricted stock units of our common shares granted under the terms of the MIP. These restricted stock units vest in equal installments on the first and second anniversary of the date of grant. The grant date fair value associated with these restricted stock units is $62,000, as calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, see Note 6 to our consolidated and combined financial statements included in this Amendment. On December 31, 2010, all restricted stock units granted to Mr. Heneghan under this award were outstanding.

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

Respectfully, Members of the Compensation and Leadership Committee

Peter Smitham, Chairman

John W. Marren

Paul C. Schorr IV

Gregory L. Summe

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table presents information regarding beneficial ownership of our common shares as of February 4, 2011, by:

•	each person who is known by us to beneficially own more than 5% of our common shares,

•	each of our directors,

•	each of the Named Executive Officers, and

•	all of our directors and executive officers as a group.

The Consortium and members of our management own our common shares indirectly through their holdings in Freescale LP, and members of our management also hold our common shares directly. As of February 4, 2011, Freescale LP owned substantially all of our outstanding common shares. Freescale GP is the general partner of Freescale LP and, as such, exercises voting and investment power with respect to all shares held by Freescale LP. As of February 4, 2011, Freescale GP was owned equally and controlled by investment funds associated with or advised by our Sponsors, as set forth in more detail in note (1) to the table below. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or investment power over our common shares held by Freescale LP. However, in the event that Freescale LP were to liquidate, our common shares then held by Freescale LP would be distributed to the limited partners of Freescale LP based on their respective ownership of limited partnership interests in Freescale LP at the time of liquidation. Our Sponsors may at any time elect to liquidate Freescale LP, and Freescale GP is required to liquidate Freescale LP at such time as Freescale LP owns less than 20% of our outstanding common shares, unless a majority of the Sponsors elect not to liquidate Freescale LP. The respective ownership of Freescale LP limited partnership interests by the principal stockholders is set forth in the notes to the table below. As of February 4, 2011, Freescale LP owns 99.92% of our common shares.

Percentage computations are based on 196,295,161 common shares outstanding as of February 4, 2011.

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

Name of Beneficial Owner	Common Shares Beneficially Owned	% of Common Shares Beneficially Owned
Freescale LP(1)	205,671,482	99.92%
Freescale GP(1)	205,671,482	99.92%
Blackstone Funds (1)(2)	205,671,482	99.92%
Carlyle Funds(1)(3)	205,671,482	99.92%
Permira Funds(1)(4)	205,671,482	99.92%
TPG Funds(1)(5)	205,671,482	99.92%
Richard M. Beyer(6)	1,047,646	*
Kevin Burns (1)(5)	—	—
Alan Campbell(7)	392,372	*
Chinh E. Chu(1)(2)	—	—
Daniel J. Heneghan	—	—
Thomas H. Lister(1)(4)	—	—
John W. Marren(1)(5)	—	—
Paul C. Schorr, IV(1)(2)	—	—
Peter Smitham(1)(4)	—	—
Gregory L. Summe(1)(3)	—	—
Claudius E. Watts IV(1)(3)	—	—
Jonathan A.Greenberg	—	—
Reza Kazerounian(8)	67,829	*
Henri Richard(9)	105,894	*
Directors and executive officers as a group(10)	2,043,751	*

*	Represents less than 1%.

(1)	Includes 9,534,587 common shares subject to a currently exercisable warrant (the “Warrant”). Freescale GP is the general partner of Freescale LP and as such exercises voting and investment power (or has “beneficial ownership”) with respect to our common shares held by Freescale LP. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (each as defined in notes (2) through (5) below, and collectively, the “GP Funds”). The GP Funds exercise control over Freescale GP and have the right to appoint a majority of its board of directors. Each of Stephen A. Schwarzman, William E. Conway, Jr., Daniel A. D’Aniello, David M. Rubenstein, Nigel Carey, Thomas H. Lister, David Sullivan, Vic Holmes, David Bonderman and James G. Coulter (the “Applicable Individuals”) are listed in notes (2) through (5) below as a person who may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the applicable GP Fund. Each Applicable Individual may also be deemed to have beneficial ownership of our common shares held by Freescale LP due to each such person’s relationship to the applicable GP Fund, as described in notes (2) through (5) below. Each of the GP Funds and each Applicable Individual disclaims beneficial ownership of our common shares held by Freescale LP. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or investment power over our common shares held by Freescale LP. As of February 4, 2011, Freescale LP had outstanding 7,069,672 Class A limited partnership interests and 134,797 Class B limited partnership interests. Holders of Class B limited partnership interests are solely entitled to receive a percentage of all distributions, if any, made by Freescale LP after the holders of the Class A limited partnership interests have received a return of their invested capital. None of our principal stockholders hold any Class B limited partnership interests.

(2)	Includes 9,534,587 shares subject to the Warrant. Stephen A. Schwarzman is a controlling person (as explained below) of Blackstone Management Associates (Cayman) V L.P. (“BMA V”) BCP V GP L.L.C. (“BCP V GP”) and a founding member of Blackstone Family GP L.L.C. (“Family GP”) and as such may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the Blackstone Funds, as described below. Mr. Schwarzman disclaims beneficial ownership of all such shares. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. The information included below regarding Freescale LP Ownership relates solely to the Blackstone Class A Funds’ (defined below) economic interest in Freescale LP. Mr. Chu and Mr. Schorr were appointed to the board of directors by the Blackstone Funds.

Mr. Chu is a Senior Managing Director of The Blackstone Group, and Mr. Schorr is a senior advisor to The Blackstone Group. Each of Mr. Chu and Mr. Schorr disclaims beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Blackstone Funds or the Blackstone Class A Funds.

Freescale GP Ownership: The Blackstone Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 88 shares held by Blackstone Capital Partners (Cayman) V L.P. (“BCP V”), whose general partner is BMA V; (ii) 82 shares held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V-A”), whose general partner is BMA V; (iii) 70 shares held by BCP (Cayman) V-S L.P. (“BCP V-S”), whose general partner is BMA V; (iv) 7 shares held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“BFIP V-SMD”), whose general partner is Family GP; (v) 2 shares held by Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”), whose general partner is BCP V GP; and (vi) 1 share held by Blackstone Participation Partnership (Cayman) V L.P. (“BPP V” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD and BFIP V, the “Blackstone Funds”), whose general partner is BCP V GP. BCP V GP is the general partner of BMA V. Blackstone Holdings III L.P. is the sole member of BCP V GP. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founding member, Stephen A. Schwarzman. Family GP is wholly owned by Blackstone’s senior managing directors and controlled by its founding member, Mr. Schwarzman. Mr. Schwarzman, as a founding member of Blackstone Group Management L.L.C and Family GP., may be deemed to have beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA V, BCP V GP, Family GP and Mr. Schwarzman disclaims beneficial ownership of such shares.

Freescale LP Ownership: The Blackstone Class A Funds hold 3,395,055 Class A limited partnership interests in Freescale LP, representing 48.02% of the total Class A limited partnership interests outstanding, as follows: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 31,793.46 Class A limited partnership interests held by BFIP V-SMD, whose general partner is Family GP; (v) 12,378.17 Class A limited partnership interests held by BFIP V, whose general partner is BCP V GP; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BMA V; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD, BFIP V, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. BCP V GP is the general partner of BMA V. Blackstone Holdings III L.P. is the sole member of BCP V GP. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founding member, Stephen A. Schwarzman. Family GP is wholly owned by Blackstone’s senior managing directors and controlled by its founding member, Mr. Schwarzman. Mr. Schwarzman, as a founding member of Blackstone Group Management L.L.C. and Family GP, may be deemed to have beneficial ownership of the interests held or controlled by the Blackstone Class A Funds. Each of BMA V, BCP V GP, Family GP and Mr. Schwarzman disclaims beneficial ownership of such interests.

(3)	Includes 9,534,587 shares subject to the Warrant. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the Carlyle Funds, as described below. Each of William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004. The information included below regarding Freescale LP Ownership relates solely to the Carlyle Funds’ economic interest in Freescale LP.

Mr. Summe and Mr. Watts were appointed to the board of directors by the Carlyle Funds. Mr. Summe and Mr. Watts are each Managing Directors at The Carlyle Group. Mr. Summe and Mr. Watts each disclaims beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Carlyle Funds.

Freescale GP Ownership: The Carlyle Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 167 shares held by Carlyle Partners IV Cayman, L.P. (“CP IV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 33 shares held by CEP II Participations Sarl SICAR (“CEP II P”), which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 27 shares held by Carlyle Asia Partners II, L.P (“CAP II”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 14 shares held by Carlyle Japan Partners, L.P. (“CJP”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 7 shares held by CP IV Coinvestment Cayman, L.P (“CP IV Co-Investment”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 1 share held by CAP II Co-Investment, L.P. (“CAP II Co-Investment”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 1 share held by CJP Co-Investment, L.P. (“CJP Co-Investment” and, together with CP IV, CEP II P, CAP II, CJP, CP IV Co-Investment, and CAP II Co-Investment, the “Carlyle Funds”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The shares of Freescale GP beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle Shares.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Ltd., a Cayman Islands exempted limited liability company. The sole shareholder of DBD Cayman Ltd. is DBD Cayman Holdings, Ltd. DBD Cayman Holdings, Ltd. has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman Holdings, Ltd. is controlled by its ordinary members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. Accordingly, each of them may be deemed to have beneficial ownership of the Carlyle Shares. Each of William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein disclaims beneficial ownership of the Carlyle Shares.

Freescale LP Ownership: The Carlyle Funds hold 1,125,000 Class A limited partnership interests in Freescale LP, representing 15.91% of the total Class A limited partnership interests outstanding, as follows: (i) 754,527.16 Class A limited partnership interests held by CP IV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 30,472.84 Class A limited partnership interests held by CP IV Co-Investment, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 150,000.00 Class A limited partnership interests held by CEP II P, which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 121,585.87 Class A limited partnership interests held by CAP II, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 61,494 Class A limited partnership interests held by CJP, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 3,506 Class A limited partnership interests held by CJP Co-Investment, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The Class A limited partnership interests beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle LP Interests.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Ltd., a Cayman Islands exempted limited liability company. The sole shareholder of DBD Cayman Ltd. is DBD Cayman Holdings, Ltd. DBD Cayman Holdings, Ltd. has investment discretion and dispositive power over the Carlyle LP Interests. DBD Cayman Holdings, Ltd. is controlled by its ordinary members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle LP Interests requires their approval. Accordingly, each of them may be deemed to have beneficial ownership of the Carlyle LP Interests. Each of William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein disclaims beneficial ownership of the Carlyle LP Interests.

(4)	Includes 9,534,587 shares subject to the Warrant. Nigel Carey, Thomas H. Lister, David Sullivan and Vic Holmes are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the Permira Funds, as described below. Each of Mr. Carey, Mr. Lister, Mr. Sullivan and Mr. Holmes disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. The information included below regarding Freescale LP Ownership relates solely to the Permira Class A Funds’ and Co-Investors’ (defined below) economic interest in Freescale LP.

Mr. Lister and Mr. Smitham were appointed to the board of directors by the Permira Funds. Mr. Lister is a Co-Managing Partner of Permira. As of December 31, 2009, Mr. Smitham retired as a Partner of Permira but remains a member of Permira Advisers, LLP. Each of Mr. Lister and Mr. Smitham disclaims beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Permira Funds or the Permira Class A Funds and Co-Investors.

Freescale GP Ownership: The Permira Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 196 shares held by Permira IV L.P. 2 (“P IV 2”), whose manager is Permira IV Managers L.P.; (ii) 49 shares held by P4 Sub L.P. 1 (“P4 1”), whose manager is Permira IV Managers L.P.; (iii) 4 shares held by Permira Investments Limited (“PIL”); and (iv) 1 share held by P4 Co-Investment L.P. (“P4 Co-Investment” and, together with P IV 2, P4 1, and PIL, the “Permira Funds” ), whose general partner is Permira IV G.P. L.P. P4 1 and P IV 2 are together known as “Permira IV.” Permira IV Managers L.P. may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Permira Funds by virtue of being manager of Permira IV and by virtue of co-investment arrangements between the entities comprising the Permira Funds, but disclaims beneficial ownership of such shares. Nigel Carey, Thomas H. Lister, David Sullivan and Vic Holmes are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership with respect to the shares of Freescale GP held or controlled by the Permira Funds, but each of them disclaims beneficial ownership of such shares.

Freescale LP Ownership: The Permira Class A Funds and Co-Investors hold 1,363,749 Class A limited partnership interests in Freescale LP, representing 19.29% of the outstanding Class A limited partnership interests, as follows: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.;

(iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is SL Capital Partners LLP; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is SL Capital Partners LLP; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is SL Capital Partners LLP; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is SL Capital Partners LLP; (xiv) 53.21 Class A limited partnership interests held by ESP Co-Investment Limited Partnership (“ESP Co-Investment”), whose manager is SL Capital Partners LLP; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is SL Capital Partners LLP; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is SL Capital Partners LLP; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is SL Capital Partners LLP; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is SL Capital Partners LLP; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is SL Capital Partners LLP; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is SL Capital Partners LLP; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and, together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have beneficial ownership with respect to the Class A limited partnership interests held or controlled by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests. Nigel Carey, Thomas H. Lister, David Sullivan and Vic Holmes are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership with respect to the Class A limited partnership interests in Freescale LP held or controlled by the Permira Class A Funds and Co-Investors, but each of them disclaims beneficial ownership of such interests.

(5)	Includes 9,534,587 shares subject to the Warrant. David Bonderman and James G. Coulter are directors, officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”) and may therefore be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the TPG Funds, as described below. Each of Mr. Bonderman and Mr. Coulter disclaims beneficial ownership of our common shares held by Freescale LP. The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The information included below regarding Freescale LP Ownership relates solely to the TPG Funds’ economic interest in Freescale LP. Mr. Burns and Mr. Marren were appointed to the board of directors by the TPG Funds. Mr. Burns and Mr. Marren partners of TPG Capital, L.P., which is an affiliate of each of the TPG Funds. Neither Mr. Burns nor Mr. Marren has voting or investment power over, and each disclaims beneficial ownership of, the shares of Freescale GP or interests of Freescale LP owned by the TPG Funds and each disclaims beneficial ownership of our common shares held by Freescale LP.

Freescale GP Ownership: The TPG Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 75 shares held by TPG Partners IV-AIV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV-AIV, L.P., whose general partner is TPG GenPar IV-AIV Advisors, Inc., whose sole shareholder is TPG Holdings I, L.P. (“TPG Holdings”); (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“Partners V”), whose general partner is TPG GenPar V-AIV, LP, whose general partner is TPG GenPar V-AIV Advisors, Inc., whose sole shareholder is TPG Holdings; (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”) and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B” and, together with Partners IV, Partners V and TPG FOF A, the “TPG Funds”). The general partner of each of TPG FOF A and TPG FOF B is TPG GenPar V, LP, whose general partner is TPG GenPar V Advisors, LLC, whose sole member is TPG Holdings, whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose general partner is Group Advisors. David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and may therefore be deemed to have beneficial ownership of the shares held or controlled by the TPG Funds. Each of Mr. Bonderman, Mr. Coulter and Group Advisors disclaims beneficial ownership of our common shares held by Freescale LP.

Freescale LP Ownership: The TPG Funds hold 999,999 Class A limited partnership interests of Freescale LP (the “TPG Interests”), representing 14.14% of the Class A limited partnership interests outstanding, as follows: (i) 300,000 Class A limited partnership interests held by Partners IV; (ii) 696,706 Class A limited partnership interests held by Partners V; (iii) 1,823 Class A limited partnership interests held by TPG FOF A; and (iv) 1,470 Class A limited partnership interests held by TPG FOF B. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of the TPG Funds, may be deemed to have beneficial ownership of the TPG Interests. Each of Mr. Bonderman, Mr. Coulter and Group Advisors disclaims beneficial ownership of the TPG Interests.

(6)	Includes (i) 640,506 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 407,140 restricted stock units vested and that will vest within 60 days of February 4, 2011.

(7)	Includes (i) 372,402 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 19,970 restricted stock units vested and that will vest within 60 days of February 4, 2011. Mr. Campbell also holds 742 Class A limited partnership interests in Freescale LP, representing less than 1% of the Class A limited partnership interests outstanding.

(8)	Includes 67,829 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011.

(9)	Includes (i) 75,505 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011 and (ii) 30,389 restricted stock units vested and that will vest within 60 days of February 4, 2011.

(10)	Includes (i) 1,528,117 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 4, 2011, and (ii) 515,633 restricted stock units vested and that will vest within 60 days of February 4, 2011. See notes (1) through (9) above.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

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

Management Agreements

We are party to management agreements with affiliates or advisors of certain members of the consortium of private equity funds that acquired Freescale Inc., including affiliates or advisors of our Sponsors, pursuant to which such entities or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provide management and advisory services to us and receive specified consideration for such services. We paid an aggregate of $16 million, $5 million and $18 million for management services for the years ended December 31, 2010, 2009 and 2008, respectively. The management agreements have a 10-year term but may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the Advisors will receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. The management agreements include customary exculpation and indemnification provisions in favor of the Advisors.

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

Freescale Inc. paid Equity Healthcare $185,200, $200,700 and $110,000 under this agreement for the years ended December 31, 2010, 2009 and 2008, respectively. The agreement expires on December 31, 2011 and automatically renews for a one-year period unless either party provides notice of non-renewal 90 days prior to the scheduled expiration date.

Equity Healthcare is an affiliate of Blackstone, one of our Sponsors, on behalf of which Mr. Chu and Mr. Schorr are members of our board of directors. Blackstone, Mr. Chu and Mr. Schorr are affiliated with Equity Healthcare and may have an indirect pecuniary interest in the payments made by us to Equity Healthcare.

Other Arrangements

We have entered into reimbursement agreements with TPG Capital for consulting services in our supply chain and manufacturing organization. We paid TPG Capital a total of less than $1 million, $1 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively, for consulting services provided under these reimbursement agreements. These reimbursement agreements have expired, and no amounts are outstanding under these agreements. We have no current consulting contracts with TPG Capital. TPG Capital is one of our Sponsors on behalf of which John Marren and Kevin Burns are members of our Board.

Warrant

On December 1, 2006, we issued to Freescale LP a warrant to purchase approximately 9.5 million common shares from us with an exercise price equal to $36.12 per share. The warrant was issued pursuant to a warrant agreement containing customary anti-dilution and other provisions. The warrant may be exercised in whole or in part at any time and from time to time.

Statement of Policy Regarding Transactions with Related Persons

The board of directors has adopted a written policy to review and approve any transaction. The board of directors has adopted a written policy to review and approve any transaction with our Sponsors or their affiliates in excess of $5 million. None of the transactions described above other than the management fee agreements were approved under this policy because they did not exceed the dollar threshold.

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

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.1	Memorandum of Association of Freescale Semiconductor Holdings I, Ltd. (formerly Firestone Holdings (Bermuda) I, Ltd.) (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

3.2	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006 (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.3	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007 (incorporated by reference to Exhibit 3.2 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007 (File No. 333-141128-05)).

3.4	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd. (incorporated by reference to Exhibit 3.15 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007 (File No. 333-141128-05)).

3.5	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008 (incorporated by reference to Exhibit 3.21 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

4.1	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9.125% / 9.875% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, including the forms of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.2	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016, including the form of note (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.3	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.4	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.5	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 4.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.6	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P. (incorporated by reference to Exhibit 4.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

Exhibit Number	Exhibit Title

4.7	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.8	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.9	Indenture, dated as of February 19, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.125% Senior Secured Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

4.10	Indenture, dated as of April 13, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.25% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

4.11	Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 10.75% Senior Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

10.1	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.2	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.3	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.4	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisers LLC (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.5	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar IV—AIV, L.P. (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.6	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar V—AIV, L.P. (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.7+	Freescale Holdings 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

Exhibit Number	Exhibit Title

10.8+	Form of Freescale Holdings Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.9+	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option) (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.10+	Form of Freescale Holdings Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.11+	Freescale Holdings Dividend Rights Plan (incorporated by reference to Exhibit 10.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.12+	Form of Freescale Holdings L.P. Award Agreement (incorporated by reference to Exhibit 10.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.13+	Freescale Holdings L.P. 2006 Interest Plan (incorporated by reference to Exhibit 10.13 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.14	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.15	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.16	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.17+	Separation Agreement, dated February 12, 2008, between Freescale Semiconductor, Inc. and Michel Mayer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

10.18+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

10.19+	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.31 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

10.20+	Repurchase Letter Agreement, dated April 30, 2008, between Freescale Holdings L.P. and Michel Mayer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on May 6, 2008).

10.21+	Form Employment Agreement (incorporated by reference to Exhibit 10.15 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

Exhibit Number	Exhibit Title

10.22	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.23	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.24	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.25+	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.26+	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.27+	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.28+	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.29+	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan (incorporated by reference to Exhibit 10.23 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.30+	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.31+	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

Exhibit Number	Exhibit Title

10.32+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Paul Grimme (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on December 9, 2008).

10.33+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Sandeep Chennakeshu (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on December 9, 2008, and incorporated by reference herein).

10.34+	Form of Indemnification Agreement for the Company’s Directors and certain officers (incorporated by reference to Exhibit 10.45 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.35+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009 (incorporated by reference to Exhibit 10.46 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.36+	Form of Amendment to the Employment Agreement for certain officers (incorporated by reference to Exhibit 10.30 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.37	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd., Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on March 17, 2009).

10.38+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.39+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.40+	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, filed with the SEC on April 24, 2009).

10.41+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.42+	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.43+	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.37 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

Exhibit Number	Exhibit Title

10.44	Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.38 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.45	Intellectual Property Security Agreement, dated February 19, 2010, by and between Freescale, the guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.39 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.46	Amendment Agreement dated as of February 19, 2010, to the Credit Agreement dated as of December 1, 2006, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference to Exhibit 10.40 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.47	Form of Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference as Exhibit A to Exhibit 10.40 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.48	Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.49	Intellectual Property Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.44 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.50+	Registration Rights Agreement, dated September 30, 2010, by and among Freescale, the Guarantors party thereto and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Freescale Current Report on Form 8-K filed with the SEC on October 5, 2010).

10.51+	Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement.

10.52+	Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement.

10.53+	Separation and Release Agreement, dated January 12, 2011, by and between Freescale Semiconductor, Inc. and Alex Pepe.

10.54	Employment Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and Reza Kazerounian (incorporated by reference to Exhibit 10.49 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.55	Employer Health Program Agreement, dated July 1, 2008, between Equity Healthcare LLC and Freescale Semiconductor, Inc (incorporated by reference to Exhibit 10.60 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.56	Reimbursement Agreement, dated March 10, 2008, between Freescale Semiconductor, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.57	Reimbursement Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.58	Amendment No. 1 to Reimbursement Agreement, dated November 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

12.1	Statement of Computation of Ratios.

21.1	Subsidiaries of Freescale Semiconductor Holdings I, Ltd.

23.1 *	Consent of KPMG LLP

31.1 *	Certification of Chief Executive Officer.

31.2 *	Certification of Chief Financial Officer.

32.1 *	Section 1350 Certification (Chief Executive Officer).

32.2 *	Section 1350 Certification (Chief Financial Officer).

+	Indicates a management contract or compensatory plan arrangement
*	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor Holdings I, Ltd. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

By:	/s/ RANDY HYZAK
Randy Hyzak Vice President and Chief Accounting Officer

July 1, 2011