Form 10-Q
period 2011-07-01
Freescale Semiconductor Holdings I, Ltd.
filed 2011-07-22
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

(512) 895-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐ (Note that while not required to file under Section 15(d) prior to the current quarter, the registrant has voluntarily filed all such reports required for the preceding 12 months.)

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

As of July 15, 2011 there were 245,486,522 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$1,223	$1,108	$2,417	$2,128
Cost of sales	706	693	1,416	1,344

Gross margin	517	415	1,001	784
Selling, general and administrative	137	128	268	245
Research and development	207	190	409	381
Amortization expense for acquired intangible assets	63	121	126	242
Reorganization of business and other	79	(6)	170	(5)

Operating earnings (loss)	31	(18)	28	(79)
Loss on extinguishment or modification of long-term debt, net	(42)	(361)	(42)	(408)
Other expense, net	(151)	(154)	(299)	(307)

Loss before income taxes	(162)	(533)	(313)	(794)
Income tax expense	6	5	3	1

Net loss	$(168)	$(538)	$(316)	$(795)

Net loss per share (1):
Basic	$(0.79)	$(2.73)	$(1.54)	$(4.04)
Diluted	$(0.79)	$(2.73)	$(1.54)	$(4.04)
Weighted average common share outstanding (1):
Basic	213	197	205	197
Diluted	215	197	206	197

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except per share amounts)	July 1, 2011 (Unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$805	$1,043
Restricted cash for bond redemptions	887	—
Accounts receivable, net	473	457
Inventory, net	748	732
Other current assets	263	260

Total current assets	3,176	2,492

Property, plant and equipment, net	875	1,111
Intangible assets, net	188	309
Other assets, net	344	357

Total assets	$4,583	$4,269

LIABILITIES AND SHAREHOLDERS' DEFICIT

Notes payable and current portion of long-term debt and capital lease obligations	$869	$34
Accounts payable	405	431
Accrued liabilities and other	573	554

Total current liabilities	1,847	1,019
Long-term debt	6,593	7,582
Other liabilities	544	602

Total liabilities	8,984	9,203

Shareholders’ deficit:
Preferred shares (1), par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at July 1, 2011	—	—
Common shares (1), par value $0.01 per share; 900 shares authorized, 245 and 196 issued and outstanding at July 1, 2011 and December 31, 2010, respectively	2	2
Treasury share, at cost	(1)	(1)
Additional paid-in capital (1)	8,138	7,287
Accumulated other comprehensive earnings	25	27
Accumulated deficit	(12,565)	(12,249)

Total shareholders’ deficit	(4,401)	(4,934)

Total liabilities and shareholders’ deficit	$4,583	$4,269

(1)	Prior year disclosures adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	(0,000)	(0,000)
	Six Months Ended
(in millions)	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net loss	$(316)	$(795)
Depreciation and amortization	388	522
Reorganization of business and other	170	(5)
Share-based compensation	13	13
Deferred incomes taxes	(3)	(1)
Loss on extinguishment or modifications of long-term debt, net	42	408
Other non-cash items	(15)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(17)	(91)
Inventory, net	(7)	33
Accounts payable and accrued liabilities	(199)	85
Other operating assets and liabilities	(30)	(25)

Net cash provided by operating activities	26	146

Cash flows from investing activities:
Purchases of property, plant and equipment	(58)	(121)
Sales and purchases of short-term and other investments, net	1	34
Proceeds from sale of property, plant and equipment and assets held for sale	55	12
Payments for purchased licenses and other assets	(29)	(47)

Net cash used for investing activities	(31)	(122)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(937)	(2,346)
Debt issuance proceeds, net of debt issuance costs	724	2,058
Restricted cash for bond redemptions	(879)	—
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—

Net cash used for financing activities	(254)	(288)

Effect of exchange rate changes on cash and cash equivalents	21	(35)

Net decrease in cash and cash equivalents	(238)	(299)
Cash and cash equivalents, beginning of period	1,043	1,363

Cash and cash equivalents, end of period	$805	$1,064

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Overview and Basis of Presentation

Overview: With a heritage of innovation and product leadership spanning over 50 years, Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), based in Austin, Texas, is a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multi-core microprocessors (MPUs), applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. We combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that simplify our customers’ development efforts and shorten their time to market. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

On May 7, 2011, we effected a 1-for-5.16 reverse stock split of our common shares which is referred to as a share consolidation under Bermuda law. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split. The reverse stock split increased the par value of those common shares from $0.005 per share to $0.0258 per share. On May 26, 2011, the par value of the common shares was reduced from $0.0258 per share to $0.01 per share, which resulted in an authorized share capital of 1,000 million shares, of which 900 million were designated as common shares, par value $0.01 each, and 100 million were designated as preferred shares, par value $0.01 each. The decrease in par value resulted in a decrease in the value of common shares and a corresponding increase in the value of additional paid-in capital for each of the periods presented.

On June 1, 2011, we completed an initial public offering (IPO) in which we sold 43,500,000 of our common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $742 million after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million to affiliates and advisors of our Sponsors in connection with the termination of our management agreements, and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment of our Credit Facility, including the issuance of the Replacement Revolver. (Refer to Note 4, “Debt,” for further discussion of the repayment, redemption and amendment transactions referenced in this section and refer to Note 9, “Reorganization of Business and Other,” for further discussion of the payment to affiliates and advisors of our Sponsors. Also, refer to Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in our December 31, 2010 Annual Report Form on 10-K/A for the definition and discussion of the term “Sponsors.”)

The underwriters of our IPO partially exercised their over–allotment option for an additional 5,567,000 common shares at $18.00 per share, which we issued on June 14, 2011. On July 14, 2011, we used the $96 million of net proceeds, along with cash on hand, to complete the redemption of a portion of Freescale Inc.’s senior notes. Furthermore, on June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of new senior notes and, on July 11, 2011, used the proceeds, along with existing cash, to redeem an additional portion of Freescale Inc.’s senior notes. (Refer to Note 4, “Debt” for further discussion.)

Basis of Presentation: The accompanying condensed consolidated financial statements for Holdings I as of July 1, 2011 and December 31, 2010, and for the three and six months ended July 1, 2011 and July 2, 2010 are unaudited, with the December 31, 2010 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 1, 2011 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2010 Annual Report on Form 10-K/A filed with the SEC. The results of operations for the three and six months ended July 1, 2011 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2010 Annual Report on 10-K/A. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the second quarter of 2011, we recorded a charge of $42 million in the accompanying Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished in connection with the completion of the IPO. This charge consisted of expenses associated with the IPO Debt Redemption and the amendment to the Credit Facility, which were not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” (“ASC Subtopic 470-50”) including call premiums of $32 million and the write-off of remaining unamortized debt issuance costs of $7 million related to the extinguished debt. (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)

During the second quarter of 2010, we recorded a charge of $366 million in the accompanying Condensed Consolidated Statement of Operations reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of the debt outstanding under the Credit Facility. We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

In the first quarter of 2010, we recorded a charge of $47 million in the accompanying Condensed Consolidated Statement of Operations associated with the closing of the A&E Arrangement, which includes the extinguishment of debt and the issuance of the 10.125% Secured Notes, along with gains on open-market repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement which were not eligible for capitalization under ASC Subtopic 470-50, the write-off of remaining original issue discount and unamortized debt issuance costs related to the extinguished debt and other related costs associated with closing the A&E Arrangement, partially offset by gains from open-market repurchases of debt.

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Interest expense	$(153)	$(149)	$(304)	$(297)
Interest income	3	2	5	5

Interest expense, net	(150)	(147)	(299)	(292)
Other, net	(1)	(7)	—	(15)

Other expense, net	$(151)	$(154)	$(299)	$(307)

Cash paid for interest was $203 million and $297 million for the second quarter and first half of 2011, respectively, and $144 million and $206 million for the second quarter and first half of 2010, respectively.

During both the second quarter and first half of 2011, we recorded pre-tax losses in other, net of $4 million attributable to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), as well as one of our investments accounted for under the equity method. These losses were partially offset by pre-tax gains in other, net of $3 million and $4 million, during the second quarter and first half of 2011, respectively, related primarily to foreign currency fluctuations. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further discussion.)

During the second quarter and first half of 2010, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of $6 million and $12 million, respectively, due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded $2 million and $4 million in pre-tax losses in other, net, during the second quarter and first half of 2010, respectively, related primarily to one of our investments accounted for under the equity method as well as foreign currency fluctuations.

Net Loss Per Share

As a result of the 1-for-5.16 reverse stock split of our common shares, the number of common shares outstanding decreased from approximately 1,013 million to 196 million. In all prior year periods presented, basic and diluted weighted average common shares outstanding and net loss per common share have been calculated to reflect the 1-for-5.16 reverse stock split.

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares for vested restricted share units during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the Company. For both the second quarter and first half of 2011, approximately 10 million and for both the second quarter and first half of 2010, approximately 21 million of the Company’s stock options, restricted share units and warrants were excluded from the calculation of diluted net loss per share because the exercise prices of the stock options were greater than the average estimated fair value of the common shares and/or the assumed repurchases of shares from proceeds resulting from unrecognized compensation expense and potential windfall tax benefits were greater than the incremental shares that would be issued upon exercise and therefore, the inclusion of these awards would have been anti-dilutive. These options could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these options and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended		Six Months Ended
(in millions, except per share amount)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Basic net loss per share:
Numerator:
Net loss	$(168)	$(538)	$(316)	$(795)
Denominator:
Weighted average common shares outstanding (1)	213	197	205	197

Basic net loss per share	$(0.79)	$(2.73)	$(1.54)	$(4.04)

Diluted net loss per share:
Numerator:
Net loss	$(168)	$(538)	$(316)	$(795)
Denominator:
Number of shares used in basic computation	213	197	205	197
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	—	1	—
Add: Incremental shares for dilutive effect of unvested restricted stock units (4)	—	—	—	—

Adjusted weighted average common shares outstanding (1)	215	197	206	197

Diluted net loss per share	$(0.79)	$(2.73)	$(1.54)	$(4.04)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company, in addition to vested, but unissued, restricted share units.
(2)	Warrants to purchase an aggregate of 10 million common shares at $36.12 per share were outstanding at July 1, 2011 and July 2, 2010, but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average estimated fair value of the common shares.
(3)	Stock options to purchase an aggregate of 0.6 million and 10.9 million common shares were outstanding during the second quarter of 2011 and 2010, respectively, and an aggregate of 0.6 million and 11.2 million common shares were outstanding during the first half of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding stock options.
(4)	Unvested restricted share units of 0.2 million and 0.3 million for the second quarter of 2011 and 2010, respectively, and 0.2 million and 0.4 million for the first half of 2011 and 2010, respectively, were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding unvested restricted stock units.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net loss	$(168)	$(538)	$(316)	$(795)
Net foreign currency translation adjustments	(1)	—	(2)	—
Post-retirement obligation adjustments	—	(1)	—	(1)

Total comprehensive loss	$(169)	$(539)	$(318)	$(796)

Balance Sheet Supplemental Information

Restricted Cash

As of July 1, 2011, we had $887 million of restricted cash on our accompanying Condensed Consolidated Balance Sheet associated primarily with the proceeds received from the over-allotment option exercised by the underwriters of our IPO and the issuance of our 8.05% Unsecured Notes, which were set aside for the redemption of indebtedness. In the third quarter of 2011, we used these funds to fully redeem the PIK-Election Notes and to partially redeem the 8.875% Unsecured Notes on July 11, 2011 and to partially redeem the 10.125% Secured Notes on July 14, 2011. (Refer to Note 4, “Debt,” for the definition of capitalized terms and additional information on transactions referenced in this section.)

Inventory, Net

Inventory, net consisted of the following:

	December 31,	December 31,
	July 1, 2011	December 31, 2010
Work in process and raw materials	$530	$533
Finished goods	218	199

	$748	$732

As of July 1, 2011 and December 31, 2010, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $83 million and $97 million, respectively. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net

Depreciation and amortization expense was $97 million and $211 million for the second quarter and first half of 2011, respectively, including capital lease amortization expense of $1 million and $3 million, respectively. Depreciation and amortization expense was $119 million and $240 million for the second quarter and first half of 2010, respectively, including capital lease amortization expense of $3 million and $7 million, respectively. Accumulated depreciation and amortization was approximately $2,539 million and $2,280 million at July 1, 2011 and December 31, 2010, respectively.

Effective January 1, 2011, in order to more accurately reflect the expected useful lives of certain property, plant and equipment assets, we extended the estimated depreciable lives of certain of our probe, assembly and test equipment. As a result of this change in our accounting estimate, in the second quarter and first half of 2011, depreciation expense was reduced by approximately $19 million and $37 million, respectively, and operating loss and net loss decreased by approximately the same amount.

Additional Paid-In Capital

In the second quarter of 2011, in accordance with ASC Topic 340, “Other Assets and Deferred Costs,” approximately $46 million of incremental costs directly attributable to the IPO and over-allotment transaction were netted against the gross proceeds of the offering, thereby reducing the increase in additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet as of July 1, 2011 by the same amount.

(3) Fair Value Measurement

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC Topic 820, “Fair Value Measurement and

Disclosures,” establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are market inputs participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and,

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of July 1, 2011 and December 31, 2010, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first half of 2011 and 2010, there were no significant transfers between Level 1 and Level 2 and no significant transfers in or out of Level 3.

	Significant Other	Significant Other	Significant Other	Significant Other
As of July 1, 2011:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$513	$513	$—	$—
Time deposits (1)	199	199	—	—
Foreign currency derivative contracts (2)	1	—	1	—
Interest rate cap agreements (3)	—	—	—	—

Total Assets	$713	$712	$1	$—

Liabilities
Interest rate swap agreements (4)	$10	$—	$10	$—
Commodity derivative contracts (4)	1		1
Foreign currency derivative contracts (2)	1	—	1	—

Total Liabilities	$12	$—	$12	$—

As of December 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$754	$754	$—	$—
Time deposits (1)	166	166	—	—
Foreign currency derivative contracts (2)	6	—	6	—
Interest rate cap arrangements (3)	1	—	1	—

Total Assets	$927	$920	$7	$—

Liabilities
Interest rate swap agreements (4)	$12	$—	$12	$—
Foreign currency derivative contracts (2)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at July 1, 2011 and December 31, 2010:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate cap arrangements are reported as other assets.
(4)	Interest rate swap agreements and commodity derivative contracts are reported as accrued liabilities and other or other liabilities.

Valuation Methodologies

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. The fair value of our interest rate caps was also estimated based on market observable interest rate yield curves as well as market observable interest rate volatility indexes. For foreign currency and commodity derivatives, our approach is to use forward contract valuation models employing market observable inputs, such as spot currency and commodity rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2.

Refer to Note 5, “Risk Management,” for further discussion of our interest rate swap and cap contracts, our foreign currency derivatives contracts and our commodity derivative contracts.

The following table summarizes the change in the fair value for Level 3 instruments for the three and six months ended July 2, 2010:

Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Quarter Ended July 2, 2010	Auction rate securities (2)	Other derivatives (2)	Total Gains (Losses)

Balance as of April 3, 2010	$29	$2
Total gains or losses (realized or unrealized):
Included in earnings (1)	—	—	—
Included in OCI	—	—	—
Purchases, sales, issuances and settlements, net	(29)	(2)
Transfers in and/or out of Level 3	—	—

Balance as of July 2, 2010	$—	$—	$—

The amount of total gains or losses for the quarter ended July 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 2, 2010 (1)	$—	$—	$—

Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Six Months Ended July 2, 2010	Auction rate securities (2)	Other derivatives (2)	Total Gains (Losses)

Balance as of January 1, 2010	$30	$3
Total gains or losses (realized or unrealized):
Included in earnings (1)	1	(1)	—
Included in OCI	—	—	—
Purchases, sales, issuances and settlements, net	(31)	(2)
Transfers in and/or out of Level 3	—	—

Balance as of July 2, 2010	$—	$—	$—

The amount of total gains or losses for the six months ended July 2, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of July 2, 2010 (1)	$—	$—	$—

(1)	The realized and unrealized gains (losses) reflected in the table above for the three and six months ended July 2, 2010 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.
(2)	We sold our ARS and related redemption rights to UBS in the second quarter of 2010.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount of our long-term debt, which was $6,901 million and $7,863 million at July 1, 2011 and December 31, 2010 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial and non-financial assets and liabilities, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of July 1, 2011 and December 31, 2010, the carrying value of these assets was $4 million and $6 million, respectively.

(4) Debt

Our long-term debt at July 1, 2011 and December 31, 2010 consisted of the following:

	December 31,	December 31,
	July 1, 2011	December 31, 2010
Extended maturity term loan	$2,222	$2,237
Replacement revolver	—	—
Revolving credit facility	—	532
Senior secured 10.125% notes due 2018	750	750
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	162	255
Senior unsecured 8.875% notes due 2014	886	886
Senior unsecured 10.75% notes due 2020	488	750
Senior unsecured 8.05% notes due 2020	750	—
Senior subordinated 10.125% notes due 2016	764	764

	7,459	7,611
Less: current maturities	(866)	(29)

Total long-term debt	$6,593	$7,582

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Holdings I contributed the net proceeds from the IPO to Freescale Inc. to prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand. (Refer to Note 2, “Loss on Extinguishment or Modification of Long-Term Debt, Net,” for further information on the IPO Debt Redemption.) Because cash proceeds were used for the prepayment and redemption of debt in the IPO Debt Redemption, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the aforementioned portion of the liabilities outstanding under the Credit Facility, the 10.75% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used the $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” Because cash proceeds were used for the redemption of debt in the Over-Allotment Debt Redemption, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the aforementioned portion of the liability outstanding under the 10.125% Secured Notes, the transaction will be accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011. As of July 1, 2011, the net proceeds received upon the closing of the over-allotment transaction, along with cash on hand, in the aggregate of $99 million, are classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet.

Second Quarter 2011 Debt Issuance

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior notes. The Q2 2011 Debt Issuance was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes are recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as the “Q3 2011 Debt Refinancing Transaction.” Because cash proceeds from the Q2 2011 Debt Issuance were used for the redemption of debt, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the abovementioned portion of the liabilities outstanding under the 8.875% Unsecured Notes and the PIK-Election Notes, the transaction will be accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011. Furthermore, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt in the second quarter of 2011. As of July 1, 2011, the net proceeds of the Q2 2011 Debt Issuance, along with existing cash, in the aggregate of $788 million are classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet.

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011 and in connection with the IPO, Freescale Inc. entered into an amendment to the senior secured credit facilities (the “Credit Facility”) to, among other things, allow for the replacement of its existing revolving credit facility thereunder (the “Revolver”) with a new revolving credit facility (the “Replacement Revolver”). We received commitments of $425 million for the Replacement Revolver, with the option to bring in additional lenders to increase the size of the facility up to $500 million in certain circumstances. The Replacement Revolver became available, and the amendments became effective, on June 1, 2011, at which time Freescale Inc. had satisfied certain conditions, including (i) the absence of any default under the credit agreement, (ii) the receipt of all necessary fees by the administrative agent, (iii) the confirmation that the representations and warranties of Freescale Inc. and the guarantors were true and correct in all material respects, (iv) the perfection of the security interest in the collateral (to the extent required by the Credit Facility), (v) the delivery of customary closing certificates and opinions and (vi) the completion of the IPO. The Replacement Revolver has the same terms and conditions as the Revolver, except for such changes as have been agreed to by Freescale Inc. and the lenders, including the amendments described below, and extends the availability of the Replacement Revolver from December 1, 2012 to July 1, 2016. As discussed above, we repaid the full amount outstanding under the Revolver with initial proceeds from the IPO. The Replacement Revolver’s available capacity is reduced by outstanding letters of credit.

In addition, the Credit Facility amendment, among other things, (i) amended the Credit Facility to permit “amend and extend” transactions with only the consent of Freescale Inc. and the lenders holding the modified loans, (ii) amended the Credit Facility to permit future replacement revolving credit facilities with only the consent of Freescale Inc., the administrative agent, swing line lender, letter of credit issuer and the lenders providing the replacement revolving loan commitments and (iii) modified Freescale Inc.’s general restricted payments basket and payment of junior debt basket, including by providing for a new $200 million shared basket and an additional basket of $764 million for payment of our subordinated notes. These amendments provide Freescale Inc. with greater flexibility to extend the maturities of the Credit Facility and increase the amount available to pay dividends, prepay junior debt and make other restricted payments. Upon effectiveness of the amendment, in the second quarter of 2011 and in consideration of the foregoing, we used a portion of the initial IPO proceeds to pay amendment and consent fees, as well as an upfront commitment fee for the Replacement Revolver, of approximately $11 million in the aggregate.

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which equals the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”). As the prepayments were achieved through the utilization of cash proceeds, thus relieving Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with that liability outstanding under the Credit Facility, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. (Refer to Note 2 “(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net” and refer to Note 4, “Debt,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for the definition and further discussion of the Original Maturity Term Loan and the Incremental Term Loans for further discussion of this transaction.)

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of 10.125% senior secured notes due 2018 (the “10.125% Secured Notes”) in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.” (Refer to Note 4, “Debt,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for the definition and further discussion of the Original Maturity Term Loan and the Incremental Term Loans.)

Open-Market Bond Repurchases

In the first half of 2010, Freescale Inc. repurchased $113 million of the 8.875% Unsecured Notes, $48 million of the PIK-Election Notes and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $13 million gain, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Credit Facility

At July 1, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,222 million Extended Term Loan and (ii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at July 1, 2011. The interest rate on the Extended Term Loan at July 1, 2011 was 4.44%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At July 1, 2011, the Replacement Revolver’s available capacity was $403 million, as reduced by $22 million of outstanding letters of credit.

Senior Notes

Freescale Inc. had an aggregate principal amount of $5,237 million in senior secured, senior unsecured and senior subordinated notes outstanding at July 1, 2011, consisting of (i) $750 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $162 million of PIK-Election Notes, (v) $886 million of 8.875% Unsecured Notes, (vi) $488 million of 10.75% Unsecured Notes, (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”) and (viii) $750 million of 8.05% Unsecured Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.25% on July 1, 2011) plus 3.875% per annum.

8.05% Unsecured Notes

Freescale Inc. had an aggregate principal amount of $750 million in 8.05% Unsecured Notes outstanding at July 1, 2011. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2012. Relative to our overall indebtedness, the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 8.05% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4, “Debt,” to our consolidated financial statement in our December 31, 2010 Annual Report on Form 10-K/A for further information.)

Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 8.05% Indenture. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Registration Agreement

On July 1, 2011, Freescale Inc. filed a registration statement on Form S-4 with the SEC to register a proposed exchange for its 10.75% Unsecured Notes and its 8.05% Unsecured Notes for registered securities with substantially identical terms (the “Exchange

Offer”). The registration statement was filed pursuant to Freescale Inc.’s obligation under the Registration Rights Agreement to complete the Exchange Offer for the 10.75% Unsecured Notes and the 8.05% Unsecured Notes within 360 days from their issue date. Outstanding 10.75% Unsecured Notes and 8.05% Unsecured Notes that are not tendered for exchange in the Exchange Offer will remain outstanding and continue to accrue interest and will be entitled to the rights and benefits that such holders have under the indentures related to such outstanding notes, except for any rights under the applicable Registration Rights Agreement which terminate upon consummation of the Exchange Offer.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap contracts.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

As of July 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. As of July 1, 2011, Freescale Inc.’s consolidated secured debt ratio was 3.35:1. Accordingly, we are currently restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. The obligated debt payments for the remainder of 2011 are $851 million, inclusive of the aforementioned Over-Allotment Debt Redemption and the Q3 2011 Debt Refinancing Transaction which occurred on July 14, 2011 and July 11, 2011, respectively. Future obligated debt payments are $29 million in 2012, $29 million in 2013, $384 million in 2014, $29 million in 2015, $2,856 million in 2016 and $3,281 million thereafter.

(5) Risk Management

Foreign Currency Risk

At July 1, 2011 and December 31, 2010, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $112 million and $187 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain of less than $1 million at both July 1, 2011 and December 31, 2010. Forward contract pre-tax gains (losses) of $1 million and ($6) million for the second quarter 2011 and 2010, respectively, and $5 million and ($6) million for the first half of 2011 and 2010, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

	December 31,	December 31,
Buy (Sell)	July 1, 2011	December 31, 2010
Euro	$38	$54
Malaysian Ringgit	$20	$69
Israeli Shekel	$8	$16
Swedish Krona	$8	$6
Japanese Yen	$5	$39
Taiwan Dollar	$(13)	$(12)

We have provided $2 million in collateral to two of our counterparties in connection with our foreign exchange hedging program as of July 1, 2011. This amount is classified as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Cash Flow Hedges

At July 1, 2011 and December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $54 million and $114 million, and a fair value of a net unrealized (loss) gain of ($1) million and $3 million, respectively. These forward and option contracts have original maturities of less than one year. Pre-tax gains of less than $1 million for both the second quarter and first half of 2011 were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk

During the second quarter of 2011, we entered into gold swap contracts in order to hedge our exposure to increases in the price of gold bullion. At July 1, 2011, we had outstanding gold swap contracts not designated as accounting hedges with notional amounts totaling 16,400 ounces which are accounted for at fair value. All of these outstanding gold swap contracts have original maturities of less than one year. The fair value of these gold swap contracts was a net unrealized loss of $1 million at July 1, 2011. In addition, a net pre-tax loss of less than $1 million was recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results attributable to these gold swap contracts. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged. We have provided $1 million in collateral to one of our counterparties in connection with our gold swap contract program. As of July 1, 2011, this amount is classified as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. At July 1, 2011, we had effectively fixed our interest rate on $200 million of our variable interest rate debt through December 1, 2012 with interest rate swaps. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.25% at July 1, 2011) from the counterparties. In both the second quarter and first half of 2011, in accordance with ASC Topic 815, we recognized pre-tax losses of $1 million, and in the second quarter and first half of 2010, we recognized pre-tax losses of $3 million and $6 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. At July 1, 2011, we had effectively fixed our interest rate on $400 million of our variable interest rate debt through December 1, 2012 with interest rate caps. In both the second quarter and first half of 2011, in accordance with ASC Topic 815, we recognized pre-tax losses of less than $1 million, and in the second quarter and first half of 2010, we recognized pre-tax losses of $3 million and $6 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of July 1, 2011, we believe that our exposure to counterparty risk is immaterial.

Refer to Note 3, “Fair Value Measurement,” for further information on our foreign currency and commodity derivatives and our interest rate swap and cap agreements.

(6) Share and Equity-based Compensation

2006 Management Incentive Plan and 2007 Employee Incentive Plan

Upon completion of the IPO, the shares reserved for issuance under the 2006 Management Incentive Plan (MIP) and 2007 Employee Incentive Plan (EIP) that were not issued or subject to outstanding grants became available under the 2011 Omnibus Incentive Plan, as defined and discussed below, and no further awards will be made under the MIP or EIP. (Refer to Note 6, “Employee Benefit and Incentive Plans,” to our consolidated financial statements in our December 31, 2010 Annual Report Form on 10-K/A for further information on the MIP and EIP.)

2011 Omnibus Incentive Plan

In connection with the completion of the IPO, we adopted a new share-based compensation plan referred to as the 2011 Omnibus Incentive Plan (the “2011 Plan”). The purpose of the 2011 Plan is to provide additional incentive to selected management, employees, directors, independent contractors and consultants of the Company in order to strengthen their commitment to the Company. The 2011 Plan permits the grant of incentive awards to employees, non-employee directors, and consultants or independent contractors, as selected by the administrator. The 2011 Plan authorizes the granting of awards to employees in the following forms:

•	options to purchase common shares, intended to be nonqualified stock options;

•

share appreciation rights, which give the holder the right to receive the difference (payable in cash, shares or a combination of cash and shares) between the fair market value per share on the date of exercise over the base price of the award (which cannot be less than the fair market value of the underlying shares as of the grant date);

•	restricted shares, which are shares subject to restrictions on transferability and subject to forfeiture on terms set by the administrator;

•	deferred shares, which represent the right to receive shares at the end of a specified deferral period and/or upon the attainment of specified performance objectives;

•	performance shares, which are shares subject to restrictions that lapse upon the attainment of specified performance goals;

•

other share-based awards, which may include restricted share units or performance units (representing the right to receive shares at a designated time in the future), or dividend equivalents (representing the right to receive a payment equal to the cash dividends paid with respect to a share), each of which may be subject to terms and conditions including the attainment of performance goals or a period of continued employment; and

•	cash-based awards, which may include awards of restricted cash or cash awarded on the attainment of performance goals.

The number of shares reserved and available for issuance under the 2011 Plan is 22 million shares. In the event that (i) any outstanding award under the 2011 Plan or (ii) any award outstanding under the MIP or the EIP at the time of the IPO is forfeited for any reason, terminates, expires or lapses, any shares subject to such award will be available for issuance under the 2011 Plan. As of July 1, 2011 no awards have been granted under this plan.

(7) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities.

For the second quarter of 2011, we recorded an income tax provision of $6 million. This includes a $3 million tax benefit associated with discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements. For the first half of 2011, we recorded an income provision of $3 million, including an $11 million tax benefit related to discrete events primarily attributable to the release of foreign and domestic valuation allowances related to certain deferred tax assets which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits due to foreign audit settlements.

For the second quarter of 2010, we recorded an income tax provision of $5 million, including a $2 million tax expense associated with discrete events related to an increase in unrecognized tax benefits related to foreign audit activities. For the first half of 2010, our income tax provision was $1 million, including a $6 million benefit related to discrete events attributable primarily to the reversal of interest and penalties on uncertain tax positions, partially offset by tax expense related to an increase in unrecognized tax benefits related to a foreign subsidiary.

(8) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $100 million as of July 1, 2011.

Environmental Contingencies

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

As of July 1, 2011 and December 31, 2010, the undiscounted future cash flows are estimated at $88 million. The expected payments for the remainder of 2011 through 2015 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $67 million anticipated thereafter. Accruals at July 1, 2011 and December 31, 2010 were $41 million, the majority of which are included in other liabilities on the accompanying Condensed Consolidated Balance Sheet. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could materially differ from the amounts accrued. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8, “Commitments and Contingencies,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A.

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

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (BGA) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On May 20, 2009 the ITC issued a final order finding that all the respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of July 1, 2011.

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the United States District Court for the Northern District of

California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved with the ITC matter and other patents owned by Rambus. On June 2, 2011, we executed settlement and patent license agreements with Rambus, which fully resolve all pending litigation and claims between us, including both the ITC and the Northern District of California actions, as well as past use of Rambus patents. The consideration provided by us pursuant to the agreements is not material to our financial position, results of operations or cash flows.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At July 1, 2011, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At July 1, 2011, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at July 1, 2011, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

(9) Reorganization of Business and Other

Six Months Ended July 1, 2011

IPO-Related Costs

In the second quarter of 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of various management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for further discussion.) As of July 1, 2011, the majority of these costs had been paid with a portion of the initial IPO proceeds.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the current environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the second quarter and first half of 2011 and in accordance with ASC Topic 225, “Extraordinary and Unusual Items,” we reported $8 million and $98 million, respectively, in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other items in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this event. We expect to complete the payments associated with these actions by the end of 2011. These non-cash charges and cash costs do not take into consideration any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

We are continuing to assess the situation in Sendai, Japan and evaluate the associated non-cash charges and cash costs. At each reporting date, we will review our accruals for employee termination benefits, exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of termination benefits (principally payroll and other incentive costs) and exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive their full termination benefits or are temporarily redeployed due to circumstances not currently foreseen. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to July 1, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at July 1, 2011
Employee Separation Costs
Supply chain	$—	12	(3)	(5)	$4
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	(3)	(5)	$4

Related headcount	—	480	(100)	—	380

Exit and Other Costs	$—	7	—	(2)	$5

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first half of 2011. The $5 million used reflects cash payments made to employees separated as part of this action in the first half of 2011. We will make additional payments to these 380 separated employees through the end of 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who were either temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $7 million of exit costs related to the termination of various supply contracts. In the first half of 2011, $2 million of these exit costs were paid.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in the first half of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first half of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $18 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We are working with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. We are assessing whether these customer requirements could extend the ultimate timing of the closure of our Toulouse, France manufacturing facility, which has been expected to occur during the fourth quarter of 2011. In the first half of 2011 and 2010, our severance and exit costs and other non-cash charges (benefits) associated with the Reorganization of Business Program were $1 million and $(5) million, respectively.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive severance or are redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to July 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at July 1, 2011
Employee Separation Costs
Supply chain	$157	—	—	(12)	$145
Selling, general and administrative	12	—	—	(3)	9
Research and development	16	—	—	(1)	15

Total	$185	—	—	(16)	$169

Related headcount	1,420	—	—	(90)	1,330

Exit and Other Costs	$15	2	(2)	(5)	$10

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,330 employees through the first half of 2012. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first half of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, and in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC Topic 420”), we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $2 million benefit related to exit costs associated primarily with underutilized office space which was previously vacated. During the first half of 2011, $5 million of these exit costs were paid.

Six Months Ended July 2, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to July 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at July 2, 2010
Employee Separation Costs
Supply chain	$181	—	(5)	(12)	$164
Selling, general and administrative	14	—	(1)	(2)	$11
Research and development	44	—	(4)	(11)	$29

Total	$239	—	(10)	(25)	$204

Related headcount	1,750	—	(85)	(125)	1,540

Exit and Other Costs	$16	2	4	(8)	$14

The $25 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2010. We reversed $10 million of severance accruals as a result of 85 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $6 million of exit costs related primarily to underutilized office space which was vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420.

Asset Impairment Charges and Other Costs

During the first half of 2010, we recorded (i) net benefit of $5 million in reorganization of businesses and other related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland and (ii) $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which is classified as held for sale as of July 1, 2011.

Other Reorganization of Business Programs

In the first half of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010 we had no remaining severance, relocation or exit costs accruals associated with these programs.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Holdings I. The reporting entity subsequent to the Merger is Holdings I, of which approximately 80% is owned by Freescale LP. (The relationship between the Company and Freescale LP is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A.)

As a result of the Merger and subsequent debt refinancing transactions, we have $5,237 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of July 1, 2011, as disclosed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by certain of our parent companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of July 1, 2011, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility (as defined in Note 4, “Debt”). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of July 1, 2011 and December 31, 2010 and for the three and six months ended July 1, 2011 and July 2, 2010 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,652	$1,687	$(2,116)	$1,223
Cost of sales	—	—	1,241	1,581	(2,116)	706

Gross margin	—	—	411	106	—	517
Selling, general and administrative	2	—	147	85	(97)	137
Research and development	—	—	129	78	—	207
Amortization expense for acquired intangible assets	—	—	63	—	—	63
Reorganization of business and other	1	—	58	20	—	79

Operating (loss) earnings	(3)	—	14	(77)	97	31
Loss on extinguishment or modification of long-term debt, net	—	—	(42)	—	—	(42)
Other (expense) income, net	(78)	(78)	(61)	99	(33)	(151)

(Loss) earnings before income taxes	(81)	(78)	(89)	22	64	(162)
Income tax (benefit) expense	—	—	(8)	14	—	6

Net (loss) earnings	$(81)	$(78)	$(81)	$8	$64	$(168)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$3,248	$3,343	$(4,174)	$2,417
Cost of sales	—	—	2,419	3,171	(4,174)	1,416

Gross margin	—	—	829	172	—	1,001
Selling, general and administrative	3	—	303	138	(176)	268
Research and development	—	—	259	150	—	409
Amortization expense for acquired intangible assets	—	—	126	—	—	126
Reorganization of business and other	1	—	75	94	—	170

Operating (loss) earnings	(4)	—	66	(210)	176	28
Loss on extinguishment or modification of long-term debt, net	—	—	(42)	—	—	(42)
Other (expense) income, net	(225)	(225)	(253)	176	228	(299)

Loss before income taxes	(229)	(225)	(229)	(34)	404	(313)
Income tax (benefit) expense	—	—	(1)	4	—	3

Net loss	$(229)	$(225)	$(228)	$(38)	$404	$(316)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 2, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,433	$1,547	$(1,872)	$1,108
Cost of sales	—	—	1,074	1,491	(1,872)	693

Gross margin	—	—	359	56	—	415
Selling, general and administrative	2	—	152	48	(74)	128
Research and development	—	—	124	66	—	190
Amortization expense for acquired intangible assets	—	—	121	—	—	121
Reorganization of business and other	—	—	5	(11)	—	(6)

Operating loss	(2)	—	(43)	(47)	74	(18)
Loss on extinguishment or modification of long-term debt, net	—	—	(361)	—	—	(361)
Other (expense) income, net	(536)	(536)	(127)	76	969	(154)

(Loss) earnings before income taxes	(538)	(536)	(531)	29	1,043	(533)
Income tax expense	—	—	5	—	—	5

Net (loss) earnings	$(538)	$(536)	$(536)	$29	$1,043	$(538)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 2, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$2,730	$2,995	$(3,597)	$2,128
Cost of sales	—	—	2,116	2,825	(3,597)	1,344

Gross margin	—	—	614	170	—	784
Selling, general and administrative	3	—	311	97	(166)	245
Research and development	—	—	250	131	—	381
Amortization expense for acquired intangible assets	—	—	242	—	—	242
Reorganization of business and other	—	—	2	(7)	—	(5)

Operating loss	(3)	—	(191)	(51)	166	(79)
Loss on extinguishment or modification of long-term debt, net	—	—	(408)	—	—	(408)
Other (expense) income, net	(792)	(792)	(188)	167	1,298	(307)

(Loss) earnings before income taxes	(795)	(792)	(787)	116	1,464	(794)
Income tax expense (benefit)	—	—	5	(4)	—	1

Net (loss) earnings	$(795)	$(792)	$(792)	$120	$1,464	$(795)

Supplemental Condensed Consolidating Balance Sheet July 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$164	$641	$—	$805
Restricted cash for bond redemptions	—	—	887	—	—	887
Inter-company receivable	200	—	638	555	(1,393)	—
Accounts receivable, net	—	—	98	375	—	473
Inventory, net	—	—	248	500	—	748
Other current assets	—	—	157	106	—	263

Total current assets	200	—	2,192	2,177	(1,393)	3,176
Property, plant and equipment, net	—	—	456	419	—	875
Investment in affiliates	(4,570)	(4,568)	1,411	—	7,727	—
Intangible assets, net	—	—	187	1	—	188
Inter-company note receivable	—	108	11	141	(260)	—
Other assets, net	—	—	185	159	—	344

Total Assets	$(4,370)	$(4,460)	$4,442	$2,897	$6,074	$4,583

Liabilities and Shareholders' (Deficit) Equity

Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$867	$2	$—	$869
Inter-company payable	—	—	693	700	(1,393)	—
Accounts payable	—	—	240	165	—	405
Accrued liabilities and other	—	—	316	257	—	573

Total current liabilities	—	—	2,116	1,124	(1,393)	1,847
Long-term debt	—	—	6,593	—	—	6,593
Inter-company note payable	31	110	—	119	(260)	—
Other liabilities	—	—	301	243	—	544

Total liabilities	31	110	9,010	1,486	(1,653)	8,984

Total shareholders' (deficit) equity	(4,401)	(4,570)	(4,568)	1,411	7,727	(4,401)

Total Liabilities and Shareholders' (Deficit) Equity	$(4,370)	$(4,460)	$4,442	$2,897	$6,074	$4,583

Supplemental Condensed Consolidating Balance Sheet December 31, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Shareholders' (Deficit) Equity

Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total shareholders' (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Shareholders' (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended July 1, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated

Cash flow (used for) provided by operating activities	$(1)	$1	$30	$(3)	$(1)	$26

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(35)	(23)	—	(58)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	55	—	—	55
Payments for purchased licenses and other assets	—	—	(17)	(12)	—	(29)
Contribution of net proceeds from IPO of common shares and over-allotment exercise	(838)	(838)	—	—	1,676	—
Inter-company loan receivable, dividends and capital contributions	—	2	81	(3)	(80)	—

Cash flow (used for) provided by investing activities	(838)	(836)	85	(38)	1,596	(31)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(936)	(1)	—	(937)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Restricted cash for bond redemptions			(879)	—	—	(879)
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Contribution of net proceeds from IPO of common shares and over-allotment exercise	—	838	838	—	(1,676)	—
Inter-company loan payable, dividends and capital contributions	1	(3)	—	(79)	81	—

Cash flow provided by (used for) investing activities	839	835	(253)	(80)	(1,595)	(254)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	21	—	21

Net decrease in cash and cash equivalents	—	—	(138)	(100)	—	(238)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$—	$—	$164	$641	$—	$805

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended July 2, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$—	$(3)	$(239)	$388	$—	$146

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(36)	(85)	—	(121)
Sales and purchases of short-term and other investments, net	—	34	—	—	—	34
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	11	—	12
Payments for purchased licenses and other assets	—	—	(6)	(41)	—	(47)
Inter-company loan receivable, dividends and capital contributions	—	(145)	176	(105)	74	—

Cash flow (used for) provided by investing activities	—	(111)	135	(220)	74	(122)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(2,312)	(34)	—	(2,346)
Debt issuance proceeds, net of debt issuance costs	—	—	2,058	—	—	2,058
Inter-company loan payable, dividends and capital contributions	—	105	40	(71)	(74)	—

Cash flow provided by (used for) investing activities	—	105	(214)	(105)	(74)	(288)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	(25)	—	(35)

Net (decrease) increase in cash and cash equivalents	—	(9)	(328)	38	—	(299)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$21	$333	$710	$—	$1,064

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three and six months ended July 1, 2011 and July 2, 2010. You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2010 Annual Report on Form 10-K/A. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2010 Annual Report on Form 10-K/A and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward looking statements.

Our Business. We are a global leader in embedded processing solutions. An embedded processing solution is the combination of our embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multi-core microprocessors, applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio which allow us to serve our customers through our direct sales force and distribution partners.

Our broad product portfolio falls into three primary groupings; Microcontroller Solutions (MSG), Networking and Multimedia (NMG) and Radio Frequency, Analog and Sensor (RASG). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. Our net sales are derived from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are driven by our three primary product groupings. Our MSG product line represents the largest component of our total net sales. MCUs and associated application development systems represented approximately 35% of our total net sales in the second quarter and first half of 2011. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 64% and 65% of MSG’s net sales in the second quarter and first half of 2011, respectively. Our NMG product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 25% and 26% of our total net sales in the second quarter and first half of 2011, respectively. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes RF devices, analog devices and sensors, represented 26% and 25% of our total net sales in the second quarter and first half of 2011, respectively. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets. The automotive end market accounted for 54% and 56% of RASG’s sales in the second quarter and first half of 2011, respectively.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and consumer electronic devices. Net sales in the second quarter of 2011 were up 10% over the prior year quarter, with growth in all geographic regions in which we operate, with the exception of Japan. This increase was driven primarily by strength in the automotive and networking markets for our MSG and RASG product groups. In the second quarter of 2011, compared to the second quarter of 2010, MSG product sales grew 11%, or $43 million and RASG product sales grew 24%, or $61 million. The significant growth in our MSG and RASG net product sales over the prior year quarter was predominantly attributable to the continued recovery of the U.S. automotive markets and strong growth in global wireless infrastructure investment. Our automotive net sales in the second quarter of 2011 increased by 15% compared to the prior year quarter. In addition and as further discussed below, our net loss for the second quarter of 2011 included charges of $121 million associated with the completion of our initial public offering (IPO) in May 2011, debt extinguishment and certain costs related to the closure of our Sendai, Japan facility.

Our business will continue to be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The current macroeconomic environment and inventory levels may impact our ability to continue to grow our sales sequentially for the remainder of 2011. Net sales for the third and fourth quarters of 2011 will depend on a continued general global economic recovery, our ability to meet unscheduled or temporary increases in demand, continuing demand from our legacy cellular product customers and our ability to achieve design wins and meet product development launch cycles in our targeted markets, among other factors. For more information on trends and other factors affecting our business, refer to Part I, “Risk Factors” in our December 31, 2010 Annual Report on Form 10-K/A and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

On June 1, 2011, we completed an IPO in which we sold 43,500,000 common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $742 million after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million attributable to the termination of various management agreements with affiliates or advisors of our Sponsors, and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment to our Credit Facility, including the issuance of the Replacement Revolver. The underwriters of our IPO subsequently exercised their over–allotment option, in part, and on June 14, 2011, we issued an additional 5,567,000 common shares at $18.00 per share. On July 14, 2011, we used the net proceeds from the over-allotment transaction along with cash on hand in the aggregate of $99 million to redeem additional outstanding indebtedness. In addition, on June 10, 2011, Freescale Inc. issued a new series of $750 million aggregate principal amount of senior notes with the intention to use the proceeds, along with cash on hand, to redeem other outstanding indebtedness. On July 11, 2011, we used the net proceeds from this issuance along with existing cash in the aggregate of $788 million to redeem such indebtedness. (Refer to “Liquidity and Capital Resources – Financing Activities” for addition information on the transactions referenced in this section.) We anticipate annualized interest expense savings of approximately $60 million in connection with the resulting reduction in our long-term debt.

Reorganization of Business Program and Sendai, Japan Closure. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of July 1, 2011, with the exception of the completion of our 150 millimeter exit strategy from Toulouse, France as described below, we have completed these restructuring actions.

As part of this program, we announced in the second quarter of 2009 that we were executing a plan to exit our remaining 150 millimeter manufacturing facilities, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The declining overall demand for the bulk of the products produced by our 150 millimeter fabrication facilities has resulted in lower factory utilization. We are in the process of transitioning these products to our more efficient 200 millimeter facilities. This decline in demand was accelerated by the weaker global economic climate in 2008 and 2009. Accordingly, we closed our 150 millimeter fabrication facility in East Kilbride, Scotland in the second quarter of 2009. We also previously announced the planned closure of both our 150 millimeter fabrication facilities in Toulouse, France and Sendai, Japan. We are working with our customers to finalize their orders for the end-of-life products manufactured at the Toulouse, France facility and their transition of future production to our other facilities. We are assessing whether these customer requirements could extend the ultimate timing of the closure of our Toulouse, France manufacturing facility, which has been expected to occur during the fourth quarter of 2011. The Sendai, Japan facility closed in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan.

Our facilities, equipment and inventory in Sendai, Japan experienced significant damage resulting from the earthquake, the aftershocks and other difficulties associated with the current environment. We incurred $98 million in asset impairment and inventory charges, employee termination benefits, contract termination and other costs in the first half of 2011 associated with our inability to reopen our Sendai, Japan facilities. The majority of this charge consists of non-cash asset impairment charges of approximately $49 million and non-cash charges for damaged inventory of approximately $15 million. The remainder of this charge consists of approximately $34 million of cash costs consisting of incremental termination benefits of approximately $9 million and contract termination and other costs of approximately $25 million. We expect to complete the payments associated with these activities by the end of 2011. As we continue to evaluate and address the damage associated with our Sendai, Japan facilities, we may incur additional charges associated with contract termination, our employees and other costs associated with preparing our sites for sale. These non-cash charges and cash costs do not take into consideration any potential cost savings resulting from our inability to reopen or any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

In addition to the foregoing charge related to our inability to reopen our Sendai, Japan facility, we continue to estimate the other severance costs of the Sendai, Japan and Toulouse, France closures to be approximately $189 million, including $169 million in cash severance costs and $20 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made over the course of 2011 and through the first half of 2012; however, the timing of these payments depends on many factors, including the actual closing date and local employment laws, and actual amounts paid may vary based on currency fluctuation. We expect these closures to result in annualized cost savings of approximately $120 million, which we expect to fully realize by the end of 2012. Actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control, and could differ materially from our estimates.

The Sendai, Japan facility produced MCUs, analog integrated circuits and sensor products. In anticipation of the previously announced closure, we built buffer inventory to support end-of-life products and the transfer of production from the Sendai, Japan facility to our other fabrication facilities and outside foundry partners. This buffer inventory has been stored in other Freescale facilities and was not affected by the events in Japan. In addition, some products produced in the Sendai, Japan facility have been qualified in our other locations, while other products are in the process of being transferred.

We are mitigating the impact of the earthquake near Sendai, Japan by executing the following actions:

•	Use of buffer inventories already built in anticipation of the previously announced Sendai, Japan fabrication facility closure;

•	Partnering with customers to substitute compatible, alternate devices where viable;

•	Production ramp of products already qualified in our semiconductor fabrication facilities in Oak Hill, Texas and Chandler, Arizona, or foundry partners;

•	Working with customers to accelerate the ongoing transition of products to our other facilities or foundry partners; and

•	Adding capacity earlier than planned for select technologies that are being transferred to our other fabrication facilities.

Net sales in future quarters may be negatively impacted by: our inability to move production to other fabrication facilities; the extent to which buffer inventory fails to meet customers’ needs; negative impact on our global supply chain and vendors due to the impact from the earthquake; decreases in demand from customers taking delivery of products in Japan; and decreases in demand from our customers who may be impacted by other industry supply constraints resulting from the earthquake in Japan.

Results of Operations for the Three Months Ended July 1, 2011 and July 2, 2010

	Three Months Ended
(in millions)	July 1, 2011	% of Net Sales	July 2, 2010	% of Net Sales
Orders (unaudited)	$1,221	99.8%	$1,140	102.9%

Net sales	$1,223	100.0%	$1,108	100.0%
Cost of sales	706	57.7%	693	62.5%

Gross margin	517	42.3%	415	37.5%
Selling, general and administrative	137	11.2%	128	11.6%
Research and development	207	16.9%	190	17.1%
Amortization expense for acquired intangible assets	63	5.2%	121	10.9%
Reorganization of business and other	79	6.5%	(6)	-0.5%

Operating earnings (loss)	31	2.5%	(18)	-1.6%
Loss on extinguishment or modification of long-term debt, net	(42)	-3.4%	(361)	-32.6%
Other expense, net	(151)	-12.3%	(154)	-13.9%

Loss before income taxes	(162)	-13.2%	(533)	-48.1%
Income tax expense	6	0.5%	5	0.5%

Net loss	$(168)	-13.7%	$(538)	-48.6%

Three Months Ended July 1, 2011 Compared to Three Months Ended July 2, 2010

Net Sales

Our net sales and orders of approximately $1,223 million and $1,221 million in the second quarter of 2011 increased 10% and 7%, respectively, compared to the prior year quarter. We experienced higher net sales as a result of increased production in the U.S. Big 3 automotive industry, strong growth in wireless infrastructure investment and greater demand from our distribution supply chain customers for consumer and industrial products. Distribution sales were approximately 24% of our total net sales and increased 14% compared to the prior year quarter, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars and units, was 13.1 weeks and 10.9 weeks, respectively, at July 1, 2011, compared to 11.8 weeks and 10.0 weeks, respectively, at December 31, 2010 and compared to 10.1 weeks and 7.9 weeks, respectively, at July 2, 2010. The growth in inventory was driven primarily by sales to the Japanese auto market in anticipation of their resuming higher production levels during the balance of 2011 following the earthquake in March 2011. Net sales by product design group for the three months ended July 1, 2011 and July 2, 2010 were as follows:

	Three Months Ended
(in millions)	July 1, 2011	July 2, 2010
Microcontroller Solutions	$430	$387
Networking and Multimedia	312	303
RF, Analog and Sensors	315	254
Cellular Products	122	133
Other	44	31

Total net sales	$1,223	$1,108

MSG

MSG’s net sales increased by $43 million, or 11%, compared to the prior year quarter, as a result of an increase in U.S. automotive production as well as strength in the broader industrial market. MSG’s net sales increased by 11% in the automotive marketplace in the second quarter of 2011 compared to the prior year quarter. In the second quarter of 2011, we also experienced an increase in MSG’s net sales associated with consumer and industrial products purchased primarily through our distribution channel compared to the prior year quarter, driven predominantly by strength in the Asia-Pacific region.

NMG

NMG’s net sales increased by $9 million, or 3%, compared to the prior year quarter. This increase was driven by modest growth in our core networking business and consumer-related products.

RASG

RASG’s net sales increased by $61 million, or 24%, compared to the prior year quarter, attributable primarily to higher demand for analog products and increased wireless infrastructure investment. RASG’s net sales increased by 22% in the automotive marketplace in the second quarter of 2011 compared to the prior year quarter, predominantly as a result of increased U.S. light vehicle sales. In addition, we experienced a strong increase in RF product net sales in the second quarter of 2011 compared to the prior year quarter. This increase was attributable primarily to a significant increase in wireless telecommunication network investments in China and India and is reflective of the increased data usage on wireless infrastructure networks.

Cellular Products

Cellular Products net sales decreased by $11 million, or 8%, in the second quarter of 2011 compared to the prior year quarter due to a decrease in demand for our baseband processors and power management integrated circuits from our legacy customers.

Other

Other net sales increased by $13 million, or 42%, in the second quarter of 2011 compared to the prior year quarter, primarily due to an increase in intellectual property revenue partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 3% and 2% for the second quarter of 2011 and 2010, respectively.

Gross Margin

In the second quarter of 2011, our gross margin increased $102 million, or 25%, compared to the prior year quarter. As a percentage of net sales, gross margin in the second quarter was 42.3%, reflecting an increase of 4.8 percentage points compared to the second quarter of 2010. Gross margin was positively impacted by higher net product and intellectual property sales, procurement cost savings and direct labor efficiencies, an increase in utilization at our assembly and test facilities, a decrease in depreciation expense and improved yields. Gross margin benefited from lower depreciation expense of $17 million resulting primarily from a change in the useful lives of certain of our probe, assembly and test equipment. The improvement in wafer manufacturing facility utilization (to 78% for the second quarter of 2011 compared to 73% for the second quarter of 2010) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2011. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $41 million and $38 million in the second quarter of 2011 and 2010, respectively. (The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations.)

Selling, General and Administrative

Our selling, general and administrative expenses increased $9 million, or 7%, in the second quarter of 2011 compared to the prior year quarter. This increase was primarily the result of annual merit increases, higher incentive compensation associated with our improved performance and focused spending on select sales and marketing programs. As a percentage of our net sales, our selling, general and administrative expenses were 11.2% in the second quarter of 2011, reflecting a slight decrease over the prior year quarter, due primarily to improved leverage of existing resources while generating higher net sales.

Research and Development

Our research and development expense for the second quarter of 2011 increased $17 million, or 9%, compared to the prior year quarter of 2010. This increase was the result of annual merit increases, continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives, as well as select workforce increases and higher incentive compensation associated with our improved performance. As a percentage of our net sales, our research and development expenses were 16.9% in the second quarter of 2011, reflecting a modest decrease from the prior year quarter, due principally to improved leverage of existing resources and higher net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $58 million, or 48%, in the second quarter of 2011 compared to the prior year quarter. This decrease was associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In the second quarter of 2011 and in connection with the completion of our IPO, we recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors. In addition, in relation to the closing of the Sendai, Japan fabrication facility in the first quarter of 2011 as a result of extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $8 million of on-going closure costs due to inactivity subsequent to the earthquake.

In the second quarter of 2010, in connection with our Reorganization of Business Program, we reversed $6 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in exit costs related primarily to underutilized office space which was partially vacated in the prior year in connection with our Reorganization of Business Program.

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the second quarter of 2011, we recorded a charge of $42 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished in connection with the completion of the IPO. This charge consisted of expenses associated with the IPO Debt Redemption and the amendment to the Credit Facility; including call premiums of $32 million, the write-off of remaining unamortized debt issuance costs of $7 million and other costs not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)

In the second quarter of 2010, we recorded a charge of $366 million reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under the Credit Facility. We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

Other Expense, Net

Net interest expense in the second quarter of 2011 included interest expense of $153 million, partially offset by interest income of $3 million. Net interest expense in the second quarter of 2010 included interest expense of $149 million, partially offset by interest income of $2 million. During the second quarter of 2011, we recorded pre-tax losses in other, net of $4 million attributable to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts as well as to one of our investments accounted for under the equity method. These losses were partially offset by pre-tax gains in other, net of $3 million related primarily to foreign currency fluctuations.

During the second quarter of 2010, we recorded in other, net a $6 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and a $2 million loss attributable to one of our strategic investments accounted for under the equity method as well as to foreign currency fluctuations.

Income Tax Expense

For the second quarter of 2011, we recorded an income tax provision of $6 million. This includes a $3 million tax benefit associated with discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements. For the second quarter of 2010, we recorded an income tax provision of $5 million, including a $2 million charge associated with discrete events related to an increase in unrecognized tax benefits related to foreign audit activities. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Results of Operations for the Six Months Ended July 1, 2011 and July 2, 2010

	Six Months Ended
(in millions)	July 1, 2011	% of Net Sales	July 2, 2010	% of Net Sales
Orders (unaudited)	$2,413	99.8%	$2,258	106.1%

Net sales	$2,417	100.0%	$2,128	100.0%
Cost of sales	1,416	58.6%	1,344	63.2%

Gross margin	1,001	41.4%	784	36.8%
Selling, general and administrative	268	11.1%	245	11.5%
Research and development	409	16.9%	381	17.9%
Amortization expense for acquired intangible assets	126	5.2%	242	11.3%
Reorganization of business and other	170	7.0%	(5)	-0.2%

Operating earnings (loss)	28	1.2%	(79)	-3.7%
Loss on extinguishment or modification of long-term debt, net	(42)	-1.7%	(408)	-19.2%
Other expense, net	(299)	-12.4%	(307)	-14.4%

Loss before income taxes	(313)	-12.9%	(794)	-37.3%
Income tax expense	3	0.2%	1	0.1%

Net loss	$(316)	-13.1%	$(795)	-37.4%

Six Months Ended July 1, 2011 Compared to Six Months Ended July 2, 2010

Net Sales

Our net sales and orders of approximately of $2,417 million and $2,413 million in the first half of 2011 increased 14% and 7%, respectively, compared to the prior year period. We experienced higher net sales in all of our product groups, as a result of increased production in the U.S. Big 3 automotive industry, strong growth in wireless infrastructure investment and greater demand from our distribution supply chain customers for consumer and industrial products. Distribution sales were approximately 24% of our total net sales and increased 14% compared to the prior year period, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Net sales by product design group for the six months ended July 1, 2011 and July 2, 2010 were as follows:

	Six Months Ended
(in millions)	July 1, 2011	July 2, 2010
Microcontroller Solutions	$854	$761
Networking and Multimedia	615	558
RF, Analog and Sensors	605	499
Cellular Products	260	254
Other	83	56

Total net sales	$2,417	$2,128

MSG

MSG’s net sales increased by $93 million, or 12%, compared to the prior year period, as a result of an increase in U.S. automotive production as well as strength in the broader industrial market. MSG’s net sales increased by 14% in the automotive marketplace in the first half of 2011 compared to the prior year period. We also experienced an increase in the first half of 2011 in MSG’s net sales associated with consumer and industrial products purchased primarily through our distribution channel compared to the prior year period, driven predominantly by strength in the Europe, Middle East and Africa region.

NMG

NMG’s net sales increased by $57 million, or 10%, compared to the prior year period. This growth was driven by broad-based expansion in our core networking business across various markets, including the service provider and enterprise markets. Our multimedia product revenues also increased principally as a result of higher eReader and automotive infotainment sales.

RASG

RASG’s net sales increased by $106 million, or 21%, compared to the prior year period, attributable primarily to higher demand for both analog products and increased wireless infrastructure investment. RASG’s net sales increased by 22% in the automotive marketplace in the first half of 2011 compared to the prior year period, predominantly as a result of increased light vehicle sales. In addition, we experienced a strong increase in RF product net sales in the first half of 2011 compared to the prior year period. This increase was attributable primarily to a significant increase in wireless telecommunication network investments in China and India and is reflective of the increased data usage on wireless infrastructure networks.

Cellular Products

Cellular Products net sales increased by $6 million, or 2%, in the first half of 2011 compared to the prior year period due to demand for our baseband processors and power management integrated circuits from our legacy customers over the prior year period.

Other

Other net sales increased by $27 million, or 48%, in the first half of 2011 compared to the prior year period, due primarily to an increase in intellectual property revenue and partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 3% and 2% for the first half of 2011 and 2010, respectively.

Gross Margin

In the first half of 2011, our gross margin increased $217 million, or 28%, compared to the prior year period. As a percentage of net sales, gross margin in the first half of 2011 was 41.4%, reflecting an increase of 4.6 percentage points compared to the first half of 2010. Gross margin benefited from lower depreciation expense of $34 million resulting primarily from a change in the useful lives of certain of our probe, assembly and test equipment. Gross margin was also positively impacted by higher net product and intellectual property sales, an increase in utilization at our assembly and test facilities, procurement cost savings and direct labor efficiencies, improved yields and the reallocation of resources to focus on new product introduction initiatives. The improvement in wafer manufacturing facility utilization (to 76% for the first half of 2011 compared to 70% for the first half of 2010) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first half of 2011. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $90 million and $71 million in the first half of 2011 and 2010, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses increased $23 million, or 9%, in the first half of 2011 compared to the prior year period. This increase was primarily the result of annual merit increases and increased spending on select sales and marketing programs. As a percentage of our net sales, our selling, general and administrative expenses were 11.1% in the first half of 2011, reflecting a slight decrease over the prior year period, primarily due to improved leverage of existing resources while generating higher net sales.

Research and Development

Our research and development expense for the first half of 2011 increased $28 million, or 7%, compared to the first half of 2010. This increase was the result of annual merit increases, continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives and increased incentive compensation associated with our improved performance. As a percentage of our net sales, our research and development expenses were 16.9% in the first half of 2011, reflecting a modest decrease over the prior year period, due principally to improved leverage of existing resources and higher net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $116 million, or 48%, in the first half of 2011 compared to the prior year period. This decrease was associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In the first half of 2011, in connection with the closing of the Sendai, Japan fabrication facility due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $98 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO.

In the first half of 2010, in connection with our Reorganization of Business Program, we reversed $10 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in non-cash asset impairment charges and $6 million in exit costs related primarily to underutilized office space which was vacated in the prior year, also in connection with our Reorganization of Business Program.

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the second quarter of 2011, we recorded a charge of $42 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished in connection with the completion of the IPO. This charge consisted of expenses associated with the IPO Debt Redemption and the amendment to the Credit Facility including call premiums of $32 million, the write-off of remaining unamortized debt issuance costs of $7 million and other costs not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financial Activities”.)

In the second quarter of 2010, we recorded a charge of $366 million reflecting the write-off of remaining original issue discount and unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under the Credit Facility. We utilized proceeds resulting from the issuance of the 9.25% Secured Notes to accomplish this transaction referred to as the Q2 2010 Debt Refinancing Transaction. During the second quarter of 2010, we also recorded a $5 million pre-tax gain, net related to the open-market repurchases of a portion of our senior notes.

In the first quarter of 2010, we recorded a charge of $47 million associated with the closing of the A&E Arrangement which included the extinguishment of a portion of debt under the Credit Facility and the issuance of the 10.125% Secured Notes, along with gains on open-market repurchases of debt. This charge consisted of expenses associated with the A&E Arrangement, the write-off of unamortized debt issuance costs and remaining original issue discount related to the extinguished debt, and other related costs associated with closing the A&E Arrangement, partially offset by gains from open-market repurchases of debt.

Other Expense, Net

Net interest expense in the first half of 2011 included interest expense of $304 million, partially offset by interest income of $5 million. Net interest expense in the first half of 2010 included interest expense of $297 million, partially offset by interest income of $5 million. During the first half of 2011, we recorded a $4 million pre-tax gain in other, net related primarily to foreign currency fluctuations. These gains were offset by a $4 million pre-tax loss recorded in other, net attributable to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts as well as to one of our investments accounted for under the equity method. During the first half of 2010, we also recorded in other, net a $12 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and a $4 million loss attributable to one of our strategic investments accounted for under the equity method as well as to foreign currency fluctuations.

Income Tax Expense

For the first half of 2011, our income tax provision was $3 million, including an $11 million tax benefit related to discrete events attributable primarily to the release of foreign and domestic valuation allowances related to certain deferred tax assets which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits due to foreign audit settlements. For the first half of 2010, our income tax provision was $1 million, including a $6 million benefit related to discrete events attributable primarily to the reversal of interest and penalties on uncertain tax positions, partially offset by tax expense related to an increase in unrecognized tax benefits related to a foreign subsidiary. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Six Months Ended July 1, 2011

IPO-Related Costs

In the second quarter of 2011 and in connection with the IPO, we recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for further discussion.) As of July 1, 2011, the majority of these costs had been paid with a portion of the initial IPO proceeds along with cash on hand.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the current environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the second quarter and first half of 2011, we reported $8 million and $98 million, respectively, in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and on-going closure costs in reorganization of business and other in the accompanying Condensed Consolidated Statement of Operations in association with this event. We expect to complete the payments associated with these actions by the end of 2011. These non-cash charges and cash costs do not take into consideration any offset resulting from potential recoveries from Freescale’s insurance coverage associated with the earthquake.

We are continuing to assess the situation in Sendai, Japan and evaluate the associated non-cash charges and cash costs. At each reporting date, we will review our accruals for employee termination benefits, exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of termination benefits (principally payroll and other incentive costs) and exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive their full termination benefits or are temporarily redeployed due to circumstances not currently foreseen. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to July 1, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at July 1, 2011
Employee Separation Costs
Supply chain	$—	12	(3)	(5)	$4
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	(3)	(5)	$4

Related headcount	—	480	(100)	—	380

Exit and Other Costs	$—	7	—	(2)	$5

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first half of 2011. The $5 million used reflects cash payments made to employees separated as part of this action in the first half of 2011. We will make additional payments to these 380 separated employees through the end of 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who were either temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $7 million of exit costs related to the termination of various supply contracts. In the first half of 2011, $2 million of these exit costs were paid.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in the first half of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first half of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $18 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We are working with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. We are assessing whether these customer requirements could extend the ultimate timing of the closure of our Toulouse, France manufacturing facility, which has been expected to occur during the fourth quarter of 2011 with the associated reduction in headcount occurring through the second quarter of 2012. In the first half of 2011 and 2010, our severance and exit costs and other non-cash charges (benefits) associated with the Reorganization of Business Program were $1 million and $(5) million, respectively.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive severance or are redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to July 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at July 1, 2011
Employee Separation Costs
Supply chain	$157	—	—	(12)	$145
Selling, general and administrative	12	—	—	(3)	9
Research and development	16	—	—	(1)	15

Total	$185	—	—	(16)	$169

Related headcount	1,420	—	—	(90)	1,330

Exit and Other Costs	$15	2	(2)	(5)	$10

The $16 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,330 employees through the first half of 2012. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first half of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $2 million benefit related to exit costs associated primarily with underutilized office space which was previously vacated. During the first half of 2011, $5 million of these exit costs were paid.

Six Months Ended July 2, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to July 2, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at July 2, 2010
Employee Separation Costs
Supply chain	$181	—	(5)	(12)	$164
Selling, general and administrative	14	—	(1)	(2)	$11
Research and development	44	—	(4)	(11)	$29

Total	$239	—	(10)	(25)	$204

Related headcount	1,750	—	(85)	(125)	1,540

Exit and Other Costs	$16	2	4	(8)	$14

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

Asset Impairment Charges and Other Costs

During the first half of 2010, we recorded a (i) net benefit of $5 million in reorganization of businesses and other related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland and (ii) $5 million of non-cash impairment charges related to our manufacturing facility in East Kilbride, Scotland which is classified as held for sale as of July 1, 2011.

Other Reorganization of Business Programs

In the first half of 2010, we reversed $1 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010 we had no remaining severance, relocation or exit costs accruals associated with these programs.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $805 million of cash and cash equivalents at July 1, 2011, $315 million was held by our U.S. subsidiaries and $490 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $26 million and $146 million in the first half of 2011 and 2010, respectively. The decrease in cash generated from operations is primarily attributable to fluctuations in the timing of our payments for accounts payable, costs associated with the closure of our Sendai, Japan facility and costs associated with the completion of our IPO in the second quarter of 2011. Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales) decreased to 55 days at July 1, 2011 from 57 days at December 31, 2010 and 56 days at July 2, 2010, principally due to these timing fluctuations. Our days sales outstanding remained unchanged at 35 days at July 1, 2011 from December 31, 2010 and decreased from 38 days at July 2, 2010, reflecting improvement in the timing of payments on receivables. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 100 days at July 1, 2011 from 101 days at December 31, 2010 and increased from 87 days at July 2, 2010. The increase in days of inventory on hand from the prior year period is indicative of our inventory builds to support end-of-life products and the transfer of production from our Sendai, Japan and Toulouse, France facilities to our other fabrication facilities and outside foundry partners.

Investing Activities

Our net cash utilized for investing activities was $31 million and $122 million in the first half of 2011 and 2010, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The decrease in cash utilized for investing activities was predominately the result of (i) lower capital expenditures, which were $58 million and $121 million for the first half of 2011 and 2010, and represented 2% and 6% of net sales, respectively, and (ii) a decrease in cash paid for purchased licenses and other assets in the first half of 2011 as compared to the prior year period. The decrease in cash utilized for investing activities was partially offset by an increase in cash received for the sale of our Tempe, Arizona facility (of which we are now leasing a portion) in the first half of 2011.

Financing Activities

Our net cash utilized for financing activities was $254 million and $288 million in the first half of 2011 and 2010, respectively. Cash flows related to financing activities in the first half of 2011 included the receipt of approximately $838 million in net cash proceeds upon completion of the IPO and the over-allotment exercise and $724 million in net cash proceeds in connection with the issuance of the 8.05% Unsecured Notes and other debt refinancing activities associated with the IPO Debt Redemption and the amendment to the Credit Facility. These cash inflows were offset by (i) the utilization of $937 million related primarily to payments for principal and call premiums in connection with the IPO Debt Redemption and (ii) the classification of $879 million of our cash balance as restricted cash set aside for the redemption of indebtedness that was completed in the third quarter of 2011 as part of the Over-Allotment Debt Redemption and the Q3 2011 Refinancing Transaction.

Cash flows related to financing activities in the first half of 2010 included the utilization of $196 million in cash for scheduled payments and open-market repurchases of debt and $72 million in cash for costs incurred in connection with the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction. In addition, the $2,130 million of proceeds from the issuance of the 10.125% Secured Notes and the 9.25% Secured Notes were substantially offset by the prepayments of a portion of the Credit Facility as part of the A&E Arrangement and the Q2 2010 Debt Refinancing Transaction.

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Holdings I contributed the net proceeds from the IPO to Freescale Inc. to prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand.

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used the $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” As of July 1, 2011, the net proceeds received upon the closing of the over-allotment transaction, along with cash on hand in the aggregate of $99 million, are classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet.

Second Quarter 2011 Debt Issuance

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior notes. The Q2 2011 Debt Issuance was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes are recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as the “Q3 2011 Debt Refinancing Transaction.” As of July 1, 2011, the net proceeds of the Q2 2011 Debt Issuance along with existing cash in the aggregate of $788 million are classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet.

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011 and in connection with the IPO, Freescale Inc. entered into an amendment to the senior secured credit facilities (the “Credit Facility”) to, among other things, allow for the replacement of its existing revolving credit facility thereunder (the “Revolver”) with a new revolving credit facility (the “Replacement Revolver”). We received commitments of $425 million for the Replacement Revolver, with the option to bring in additional lenders to increase the size of the facility up to $500 million in certain circumstances. The Replacement Revolver became available, and the amendments became effective, on June 1, 2011, at which time Freescale Inc. had satisfied certain conditions, including (i) the absence of any default under the credit agreement, (ii) the receipt of all necessary fees by the administrative agent, (iii) the confirmation that the representations and warranties of Freescale Inc. and the guarantors were true and correct in all material respects, (iv) the perfection of the security interest in the collateral (to the extent required by the Credit Facility), (v) the delivery of customary closing certificates and opinions and (vi) the completion of the IPO. The Replacement Revolver has the same terms and conditions as the Revolver, except for such changes as have been agreed to by Freescale Inc. and the lenders, including the amendments described below, and extends the availability of the Replacement Revolver from December 1, 2012 to July 1, 2016. As discussed above, we repaid the full amount outstanding under the Revolver with initial proceeds from the IPO. The Replacement Revolver’s available capacity is reduced by outstanding letters of credit.

In addition, the Credit Facility amendment, among other things, (i) amended the Credit Facility to permit “amend and extend” transactions with only the consent of Freescale Inc. and the lenders holding the modified loans, (ii) amended the Credit Facility to permit future replacement revolving credit facilities with only the consent of Freescale Inc., the administrative agent, swing line lender, letter of credit issuer and the lenders providing the replacement revolving loan commitments and (iii) modified Freescale Inc.’s general restricted payments basket and payment of junior debt basket, including by providing for a new $200 million shared basket and an additional basket of $764 million for payment of our subordinated notes. These amendments provide Freescale Inc. with greater flexibility to extend the maturities of the Credit Facility and increase the amount available to pay dividends, prepay junior debt and make other restricted payments. Upon effectiveness of the amendment, in the second quarter of 2011 and in consideration of the foregoing, we used a portion of the initial IPO proceeds to pay amendment and consent fees, as well as an upfront commitment fee for the Replacement Revolver, of approximately $11 million in the aggregate.

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which equals the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under the Original Term Loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”).

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of 10.125% senior secured notes due 2018 (the “10.125% Secured Notes”) in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.” (Refer to Note 4, “Debt,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for the definition and further discussion of the Original Maturity Term Loan and the Incremental Term Loans.)

Open-Market Bond Repurchases

In the first half of 2010, Freescale Inc. repurchased $113 million of the 8.875% Unsecured Notes, $48 million of the PIK-Election Notes and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $13 million gain, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Credit Facility

At July 1, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,222 million Extended Term Loan and (ii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at July 1, 2011. The interest rate on the Extended Term Loan at July 1, 2011 was 4.44%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At July 1, 2011, the Replacement Revolver’s available capacity was $403 million, as reduced by $22 million of outstanding letters of credit.

Senior Notes

Freescale Inc. had an aggregate principal amount of $5,237 million in senior secured, senior unsecured and senior subordinated notes outstanding at July 1, 2011, consisting of (i) $750 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $162 million of PIK-Election Notes, (v) $886 million of 8.875% Unsecured Notes, (vi) $488 million of 10.75% Unsecured Notes, (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”) and (viii) $750 million of 8.05% Unsecured Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.25% on July 1, 2011) plus 3.875% per annum.

8.05% Unsecured Notes

Freescale Inc. had an aggregate principal amount of $750 million in 8.05% Unsecured Notes outstanding at July 1, 2011. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2012. Relative to our overall indebtedness, the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 8.05% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4, “Debt,” to our consolidated financial statement in our December 31, 2010 Annual Report on Form 10-K/A for further information.)

Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 8.05% Indenture. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Registration Agreement

On July 1, 2011, Freescale Inc. filed a registration statement on Form S-4 with the SEC to register a proposed exchange for its 10.75% Unsecured Notes and its 8.05% Unsecured Notes for registered securities with substantially identical terms (the “Exchange Offer”). The registration statement was filed pursuant to Freescale Inc.’s obligation under the Registration Rights Agreement to complete the Exchange Offer for the 10.75% Unsecured Notes and the 8.05% Unsecured Notes within 360 days from their issue date. Outstanding 10.75% Unsecured Notes and 8.05% Unsecured Notes that are not tendered for exchange in the Exchange Offer will remain outstanding and continue to accrue interest and will be entitled to the rights and benefits that such holders have under the indentures related to such outstanding notes, except for any rights under the applicable Registration Rights Agreement which terminate upon consummation of the Exchange Offer.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap contracts.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

As of July 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. As of July 1, 2011, Freescale Inc.’s consolidated secured debt ratio was 3.35:1. Accordingly, we are currently restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Fair Value

At July 1, 2011 and December 31, 2010, the fair value of the aggregate principal amount of our long-term debt was approximately $6,901 million and $7,863 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. The obligated debt payments for the remainder of 2011 are $851 million, inclusive of the aforementioned Over-Allotment Debt Redemption and the Q3 2011 Debt Refinancing Transaction which occurred on July 14, 2011 and July 11, 2011, respectively. Future obligated debt payments are $29 million in 2012, $29 million in 2013, $384 million in 2014, $29 million in 2015, $2,856 million in 2016 and $3,281 million thereafter.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s senior notes and Credit Facility. Adjusted EBITDA is net loss adjusted for certain non-cash and other items that are included in net loss. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1 except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the Credit Facility, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. (For a description of the applicable ratios, refer to “Financing Activities – Covenant Compliance” above.) Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of July 1, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. As of July 1, 2011, Freescale Inc.’s consolidated secured debt ratio was 3.35:1. Accordingly, we are currently restricted from having liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder. Rather, we are restricted from engaging in the applicable activity, except as otherwise permitted by the indentures. In addition to the limitations discussed above, (i) the commitment fee rate under the Credit Facility may be reduced if Freescale Inc. attains certain total leverage ratios (as defined in the Credit Facility) and (ii) Freescale Inc.’s requirements to make mandatory prepayments under the replacement revolving credit facility are reduced upon attaining certain total leverage ratios.

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

(in millions)	Twelve Months Ended July 1, 2011
Net loss	$(574)
Interest expense, net	590
Income tax benefit	(23)
Depreciation and amortization expense	888
Non-cash share-based compensation expense (a)	28
Fair value adjustment on interest rate and commodity derivatives (b)	6
Loss on extinguishment or modification of long-term debt, net (c)	51
Reorganization of business and other (d)	175
Cost savings (e)	120
Other terms (f)	40

Adjusted EBITDA	$1,301

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modifications of our long-term debt, net.
(d)	Reflects charges related to our reorganization of business programs and other charges.
(e)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $80 million over the remainder of 2011, approximately $100 million in 2012 and approximately $20 million thereafter in connection with the Reorganization of Business Program and the closure of the Sendai, Japan and Toulouse, France fabrication facilities; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of July 1, 2011 of $805 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $403 million as of July 1, 2011, as reduced by $22 million of outstanding letters of credit.

On July 11, 2011 and in connection with the Q3 2011 Debt Refinancing Transaction, we used $788 million of our restricted cash balance to redeem $162 million of the PIK-Election Notes and $588 million of the 8.875% Unsecured Notes and to pay related accrued interest and call premiums. In addition, on July 14, 2011 and in connection with the Over-Allotment Debt Redemption, we used $99 million of our restricted cash balance to redeem $87 million of the 10.125% Secured Notes and to pay related accrued interest and call premiums.

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

As market conditions warrant, or as repurchase obligations under the agreements governing our Credit Facility and notes may require, we and our major equity holders may from time to time repurchase or redeem debt securities issued by Freescale Inc. through redemptions under the terms of the indentures, in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the Credit Facility or the existing senior notes or for other permitted purposes.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements. Our significant accounting policies and critical estimates are disclosed in our December 31, 2010 Annual Report on Form 10-K/A.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of the aggregate principal amount of our long-term debt approximates $6,901 million at July 1, 2011, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $9 million at July 1, 2011. The fair value of our interest rate swaps was estimated based on the yield curve at July 1, 2011, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at July 1, 2011. A 100 basis point change in interest rates would increase the fair value of our long-term debt by $236 million and increase the net obligation under our interest rate swap and interest rate cap agreements by $3 million.

A significant variation of the value of the U.S. dollar against currencies other than the U.S. dollar could result in a favorable impact on our net earnings (loss) in the case of an appreciation of the U.S. dollar, or a negative impact on our net earnings (loss) if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations because our reporting currency is the U.S. dollar, in which we receive the major part of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development, and selling, general and administrative expenses are incurred in the currencies of the jurisdictions in which our operations are located.

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. (Refer to Note 5, “Risk Management,” to the accompanying condensed consolidated financial statements for further discussion.)

At July 1, 2011, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $112 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of less than $1 million at July 1, 2011. Forward contract pre-tax gains (losses) of $5 million and ($6) million for the first half of 2011 and 2010, respectively, were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 1, 2011
Euro	$38
Malaysian Ringgit	$20
Swedish Krona	$8
Israeli Shekel	$8
Japanese Yen	$5
Taiwan Dollar	$(13)

At July 1, 2011, we also had Malaysian Ringgit forward contracts designated as cash flow hedges with an aggregate notional amount of $54 million and a fair value of a net unrealized loss of $1 million. These option contracts have original maturities of less than one year. A pre-tax gain of less than $1 million for the first half of 2011 was recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward and option contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $49 million as of July 1, 2011, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading. As of July 1, 2011, we have provided $2 million in collateral to two of our counterparties in connection with our foreign exchange hedging program.

In addition to our foreign exchange financial instruments, at July 1, 2011, we had outstanding gold swap contracts not designated as accounting hedges with notional amounts totaling 16,400 ounces. The fair value of these gold swap contracts was a net unrealized loss of $1 million at July 1, 2011. In addition, a net pre-tax loss of less than $1 million was recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results attributable to these gold swap contracts.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2010 Annual Report on Form 10-K/A. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three and six months ended July 1, 2011. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three and six months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Refer to Part I, Item 3: “Legal Proceedings” of our December 31, 2010 Annual Report on Form 10-K/A for a description of material pending legal proceedings. The following matters either became a reportable event or describe material developments in the quarter ended July 1, 2011.

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the United States District Court for the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved with the ITC matter and other patents owned by Rambus. On June 2, 2011, we executed settlement and patent license agreements with Rambus, which fully resolve all pending litigation and claims between us, including both the ITC and the Northern District of California actions, as well as past use of Rambus patents. The consideration provided by us pursuant to the agreements is not material to our financial position, results of operations or cash flows.

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. The EPA has not announced a final remedy for Operable Unit One and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a record of decision in July 1994, and subsequently issued a consent decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $41 million as of July 1, 2011, approximately 68% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. In addition, we have entered into an agreement with the EPA to perform “vapor intrusion studies” in residential areas adjacent to the 52nd Street facility. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material.

Item 1A:	Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. For a description of additional risk factors affecting our business and results of operations refer to our December 31, 2010 Annual Report on Form 10-K/A filed on July 1, 2011.

Risks Relating to Our Common Shares

Our Sponsors control us and may act in a manner that advances their best interests and not necessarily those of other shareholders.

Our Sponsors, who control Freescale LP, own 80% of our issued and outstanding common shares. In addition, our Sponsors elected two individuals designated by each Sponsor to serve on our board of directors. As a result, our Sponsors will continue to control our board of directors and will be able to influence or control all matters requiring approval by our shareholders, including:

•	the election of directors;

•	mergers, amalgamations, consolidations, takeovers or other business combinations involving us;

•	the sale of all or substantially all of our assets and other decisions affecting our capital structure;

•	the amendment of our memorandum of association and our bye-laws; and

•	our winding up and dissolution.

In addition, pursuant to the shareholders agreement entered upon the completion of our IPO, for so long as Freescale LP and our Sponsors collectively own, in the aggregate, at least 50% of our then issued and outstanding common shares, certain actions by us or our subsidiaries will require the approval of at least a majority of our Sponsors acting through their respective director designees in addition to any other vote by our board or shareholders. The actions requiring Sponsor approval include change of control transactions, the acquisition or sale of any asset in excess of $150 million, the incurrence of indebtedness in excess of $250 million, making any loan, advance or capital contribution in excess of $150 million, equity issuances in excess of $25 million, the approval and registration of equity securities in connection with a public offering, changes in the nature of our or our subsidiaries’ business, changes to our jurisdiction of incorporation, hiring or removing the Chief Executive Officer, the commencement or settlement of any litigation over $50 million and changing the number of directors on the board.

The contractual rights and significant ownership by the Sponsors may delay, deter or prevent acts that may be favored by our other shareholders, including a change of control of us. The interests of the Sponsors may not always coincide with our interests or the interests of our other shareholders, and the Sponsors may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders, including investors in this offering.

Our Sponsors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Sponsors, or other funds controlled by or associated with our Sponsors, have these contractual rights or continue to indirectly own a significant amount of our outstanding common shares, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange, and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Our Sponsors continue to control a majority of the voting power of our outstanding common shares through their ownership of Freescale LP. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•

the requirement that the listed company have a nomination and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•

the requirement that the listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nomination and corporate governance and compensation committees.

We utilize each of these exemptions. As a result, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

We are a Bermuda exempted company. The significance of our being a Bermuda entity is that the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. One of our directors is not a resident of the United States and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on such director or any future non-resident directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or any non-resident directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our non-resident directors or officers under the securities laws of other jurisdictions. We have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that there is no treaty in effect between the United States and Bermuda providing for enforcement of judgments of U.S. courts and that there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.

Furthermore, we have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that the Bermuda courts will not recognize or give effect to U.S. federal securities laws that such Bermuda court considers to be procedural in nature, are revenue or penal laws or the application of which would be inconsistent with public policy in Bermuda. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, will not be recognized or given effect to in any action brought before a court of competent jurisdiction in Bermuda where the application of such remedies would be inconsistent with public policy in Bermuda. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violations of U.S. federal securities laws because those laws do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Shareholders of a Bermuda company may have a cause of action against us or our directors for breach of any duty in the bye-laws or any shareholder’s agreement owed personally by us to the shareholder. Directors of a

Bermuda company may be liable to the company for breach of their duties as directors to that company under the Companies Act 1981, as amended, of Bermuda (“Companies Act”) and at common law. Such actions must, as a general rule, be brought by the company. Where the directors have carried on an act which is ultra vires or illegal, then the shareholder has the right, with leave of the court, to bring a derivative action to sue the directors on behalf of the company with any damages awarded going to the company itself. Shareholders are also able to take action against a company if the affairs of the company are being conducted in a manner which is oppressive or unfairly prejudicial to the shareholders or some number of them, and to seek either a winding-up order or an alternative remedy if a winding-up order would be unfairly prejudicial to them.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Our bye-laws contain a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our bye-laws provide that, except as otherwise agreed in writing by the Sponsors and their affiliates and us, (i) each Sponsor shall have the right to, and shall have no duty not to, engage in the same or similar business activities or lines of business as us, including those deemed to be competing with us, and (ii) in the event that a Sponsor or any of its affiliates acquires knowledge of a potential transaction or matter that may be a corporate opportunity for us, the Sponsor shall have no duty (contractual or otherwise) to communicate or present such corporate opportunity to us, unless presented to an employee or agent of the Sponsor in its capacity as one of our directors or officers, and shall not be liable for breach of any duty (contractual or otherwise) by reason of the fact that the Sponsor or any of its affiliates directly or indirectly pursues or acquires such opportunity for itself, directs such opportunity to another person, or does not present such opportunity to us. In addition, the shareholders agreement that we have entered into with our Sponsors and Freescale LP contains substantially identical provisions with respect to corporate opportunities as the provisions in our bye-laws described above. As a result, we may be in competition with our Sponsors or their affiliates, and we may not have knowledge of, or be able to pursue, a transaction that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

We have provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These include, among others:

•	restrictions on the time period in which directors may be nominated;

•

no provision in our bye-laws for cumulative voting in the election of directors, which means that the holders of a majority of the issued and outstanding common shares can elect all the directors standing for election; and

•	the ability of our board of directors to determine the powers, preferences and rights of our preference shares and to issue preference shares without shareholder approval.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our operating needs. Legal and contractual restrictions in any existing and future outstanding indebtedness we or our subsidiaries incur, including the senior credit facilities and the indentures governing Freescale Inc.’s notes, may limit our ability to obtain cash from our subsidiaries. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended July 1, 2011, prior to the filing of our registration statement on form S-8, filed on June 29, 2011, we granted to certain employees (i) approximately 82,000 restricted stock units and (ii) options to purchase approximately 12,000 common shares under our Freescale Holdings 2006 Management Incentive Plan. The exercise price for these options is $12.69 per share. These securities were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

(b)	On June 14, 2011, we completed an IPO of our common shares covered by the Registration Statement on Form S-1 (File No. 333-172188) (effective May 25, 2011), as amended, in which we sold 49,067,000 common shares, including the exercise in part by the underwriters of their option to purchase additional shares, for cash consideration of $18.00 per share ($17.19 per share, net of underwriting discounts) to a syndicate of underwriters led by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Barclays Capital Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. We sold 49,067,000 shares for approximately $883 million in proceeds before approximately $40 million in underwriter discounts and an estimated $6 million of fees and expenses incurred in connection with the IPO of our common shares.

As contemplated in our Prospectus, dated May 25, 2011, filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, we used the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million to affiliates and advisors of our Sponsors in connection with the termination of our management agreements, and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment to our Credit Facility, including the issuance of the Replacement Revolver.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit No.	Exhibit Title

3.1	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd. (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

4.1	Indenture, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 8.05% Senior Notes due 2020, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on June 14. 2011).

4.2	Registration Rights Agreement, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and Barclays Capital Inc. (incorporated by reference to Exhibit 4.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

10.1	Amended and Restated Registration Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.2	Shareholders’ Agreement of Freescale Semiconductor Holdings I, Ltd. dated June 1, 2011 by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., each of the Blackstone Investors (as defined therein), each of the Carlyle Investors (as defined therein), each of the TPG Investors (as defined therein) and each of the TPG Investors (as defined therein) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.3	Amended and Restated Investors Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., the Company, Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor, Inc., certain Freescale Holdings L.P. investors, and certain Stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.4	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.5	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.6	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors LLC (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.7	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.8	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar IV – AIV, L.P. (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.9	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar V – AIV, L.P. (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.10	Freescale Semiconductor Holdings I 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.11	Freescale Semiconductor Holdings I, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor Holdings I, Ltd. Form S-8, filed with the SEC on June 29, 2011).

10.12*	Freescale Semiconductor, Inc. 2011 Incentive Plan.

10.13	Form of officer and director indemnification agreement (incorporated by reference to Exhibit 10.59 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.14	Form Nonqualified Stock Option Award Agreement (employees) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on July 12, 2011).

10.15	Form Nonqualified Stock Option Award Agreement (senior management) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on July 12, 2011).

10.16	Form Restricted Share Unit Award Agreement (employees) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on July 12, 2011).

10.17	Form Restricted Share Unit Award Agreement (senior management) (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on July 12, 2011).

31.1*	Certification of Chief Executive Officer.

31.1*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

101.ins	Instance Document+

101.sch	XBRL Taxonomy Extension Schema Document+

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document+

101.lab	XBRL Taxonomy Extension Label Linkbase Document+

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document+

*	= filed herewith
+	= furnished, not filed, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Date: July 21, 2011	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer