Form 10-Q
period 2011-09-30
Freescale Semiconductor Holdings I, Ltd.
filed 2011-10-21
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 14, 2011 there were 245,532,202 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$1,142	$1,148	$3,559	$3,276
Cost of sales	661	706	2,077	2,050

Gross margin	481	442	1,482	1,226
Selling, general and administrative	129	126	397	371
Research and development	200	201	609	582
Amortization expense for acquired intangible assets	62	121	188	363
Reorganization of business and other	(20)	(7)	150	(12)

Operating earnings (loss)	110	1	138	(78)
Loss on extinguishment or modification of long-term debt, net	(55)	(9)	(97)	(417)
Other expense, net	(129)	(148)	(428)	(455)

Loss before income taxes	(74)	(156)	(387)	(950)
Income tax expense	14	—	17	1

Net loss	$(88)	$(156)	$(404)	$(951)

Net loss per share(1):
Basic	$(0.36)	$(0.79)	$(1.85)	$(4.83)
Diluted	$(0.36)	$(0.79)	$(1.85)	$(4.83)
Weighted average common share outstanding(1):
Basic	246	197	219	197
Diluted	248	197	220	197

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$744	$1,043
Accounts receivable, net	508	457
Inventory, net	799	732
Other current assets	275	260

Total current assets	2,326	2,492

Property, plant and equipment, net	826	1,111
Intangible assets, net	128	309
Other assets, net	316	357

Total assets	$3,596	$4,269

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Notes payable and current portion of long-term debt and capital lease obligations	$3	$34
Accounts payable	405	431
Accrued liabilities and other	532	554

Total current liabilities	940	1,019
Long-term debt	6,589	7,582
Other liabilities	555	602

Total liabilities	8,084	9,203

Shareholders’ deficit:
Preference shares(1), par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at September 30, 2011	—	—
Common shares(1), par value $0.01 per share; 900 shares authorized, 246 and 196 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	2
Treasury shares, at cost	(1)	(1)
Additional paid-in capital(1)	8,146	7,287
Accumulated other comprehensive earnings	18	27
Accumulated deficit	(12,653)	(12,249)

Total shareholders’ deficit	(4,488)	(4,934)

Total liabilities and shareholders’ deficit	$3,596	$4,269

(1)	Prior year disclosures adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(in millions)	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net loss	$(404)	$(951)
Depreciation and amortization	573	788
Reorganization of business and other	150	(12)
Share-based compensation	20	21
Deferred incomes taxes	3	(11)
Loss on extinguishment or modifications of long-term debt, net	97	417
Other non-cash items	(48)	22
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	(95)
Inventory, net	(48)	(32)
Accounts payable and accrued liabilities	(235)	195
Other operating assets and liabilities	(25)	(14)

Net cash provided by operating activities	50	328

Cash flows from investing activities:
Purchases of property, plant and equipment	(105)	(224)
Proceeds from sale of property, plant and equipment and assets held for sale	57	13
Sales and purchases of short-term and other investments, net	3	35
Payments for purchased licenses and other assets	(47)	(77)
Proceeds from insurance recoveries	20	—

Net cash used for investing activities	(72)	(253)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	(1,851)	(3,155)
Debt issuance proceeds, net of debt issuance costs	724	2,797
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—

Net cash used for financing activities	(289)	(358)

Effect of exchange rate changes on cash and cash equivalents	12	(8)

Net decrease in cash and cash equivalents	(299)	(291)
Cash and cash equivalents, beginning of period	1,043	1,363

Cash and cash equivalents, end of period	$744	$1,072

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

On May 7, 2011, we effected a 1-for-5.16 reverse stock split of our common shares, which is referred to as a share consolidation under Bermuda law. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital have been adjusted retrospectively to reflect the reverse stock split. The reverse stock split increased the par value of those common shares from $0.005 per share to $0.0258 per share. On May 26, 2011, the par value of the common shares was reduced from $0.0258 per share to $0.01 per share, which resulted in an authorized share capital of 1,000 million shares, of which 900 million were designated as common shares, par value $0.01 each, and 100 million were designated as preference shares, par value $0.01 each. The decrease in par value resulted in a decrease in the value of common shares and a corresponding increase in the value of additional paid-in capital for each of the periods presented.

On June 1, 2011, we completed an initial public offering (IPO) in which we sold 43,500,000 of our common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $742 million, after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million to affiliates and advisors of our Sponsors in connection with the termination of our management agreements and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment of our Credit Facility, including putting the Replacement Revolver into place. (Refer to Note 4, “Debt,” for further discussion of the repayment, redemption and amendment transactions referenced in this section and refer to Note 9, “Reorganization of Business and Other,” for further discussion of the payment to affiliates and advisors of our Sponsors. Also, refer to Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in our December 31, 2010 Annual Report Form on 10-K/A for the definition and discussion of the term “Sponsors.”)

The underwriters of our IPO partially exercised their over-allotment option for an additional 5,567,000 common shares at $18.00 per share, which we issued on June 14, 2011. On July 14, 2011, we used the $96 million of net proceeds, along with cash on hand, to complete the redemption of a portion of Freescale Inc.’s senior notes. Furthermore, on June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of new senior notes and, on July 11, 2011, used the proceeds, along with existing cash, to redeem an additional portion of Freescale Inc.’s senior notes. (Refer to Note 4, “Debt” for further discussion.)

Basis of Presentation: The accompanying condensed consolidated financial statements for Holdings I as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and October 1, 2010 are unaudited, with the December 31, 2010 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2010 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the third quarter of 2011, we recorded a charge of $54 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q3 2011 Debt Refinancing Transaction and the Over-Allotment Debt Redemption. This charge consisted of expenses not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” (“ASC Subtopic 470-50”) including call premiums of $42 million and the write-off of remaining unamortized debt issuance costs of $12 million related to the extinguished debt. In addition, during the third quarter of 2011, we recorded a $1 million loss, net related to the open-market repurchases of $26 million of our senior notes. (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)

During the first nine months of 2011, in addition to the net $55 million charge related to the Q3 2011 Debt Refinancing Transaction, the Over-Allotment Debt Redemption and the open-market repurchases of our senior notes, we recorded a charge of $42 million in the accompanying Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished in connection with the completion of the IPO. This charge consisted of expenses associated with the IPO Debt Redemption and the amendment to the Credit Facility, which were not eligible for capitalization under ASC Subtopic 470-50 including call premiums of $32 million and the write-off of remaining unamortized debt issuance costs of $7 million related to the extinguished debt.

During the third quarter of 2010, we recorded a charge of $11 million in the accompanying Condensed Consolidated Statement of Operations reflecting the write-off of remaining unamortized debt issuance costs associated with the extinguishment of a portion of the debt outstanding under our senior unsecured notes. We extinguished the debt using proceeds resulting from the issuance of the 10.75% Unsecured Notes. We refer to this transaction as the Q3 2010 Debt Refinancing Transaction. During the third quarter of 2010, we also recorded a $2 million gain, net related to the open-market repurchases of $37 million of our senior unsecured notes.

During the first nine months of 2010, in addition to the $11 million charge related to the Q3 2010 Debt Refinancing Transaction, we also recorded a charge of $421 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization under ASC Subtopic 470-50 associated with the Q2 2010 Refinancing Transaction and the A&E Arrangement. These charges were partially offset by a $15 million gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Interest expense	$(133)	$(146)	$(437)	$(443)
Interest income	2	2	7	7

Interest expense, net	(131)	(144)	(430)	(436)
Other, net	2	(4)	2	(19)

Other expense, net	$(129)	$(148)	$(428)	$(455)

Cash paid for interest was $85 million and $382 million for the third quarter and first nine months of 2011, respectively, and $83 million and $289 million for the third quarter and first nine months of 2010, respectively.

During the third quarter of 2011, we recorded gains in other, net of $4 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $2 million related primarily to the sale of one of our investments accounted for under the cost method.

During the first nine months of 2011, we recorded gains in other, net of $8 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011, as recorded in accordance with ASC Topic 815, and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $6 million related primarily to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts not designated as accounting hedges and recorded in accordance with ASC Topic 815, one of our investments accounted for under the equity method and the sale of one of our investments accounted for under the cost method. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further discussion.)

During the third quarter and first nine months of 2010, in accordance with ASC Topic 815, we recognized losses in other, net of $2 million and $14 million, respectively, due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded $2 million and $6 million in losses in other, net, during the third quarter and first nine months of 2010, respectively, related to one of our investments accounted for under the equity method as well as foreign currency fluctuations.

Net Loss Per Share

As a result of the 1-for-5.16 reverse stock split of our common shares, the number of common shares outstanding on May 7, 2011, decreased from approximately 1,013 million to 196 million. In all prior year periods presented, basic and diluted weighted average common shares outstanding and net loss per common share have been calculated to reflect the 1-for-5.16 reverse stock split.

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares for vested restricted share units during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the Company. For both the third quarter and first nine months of 2011, approximately 10 million, and for both the third quarter and first nine months of 2010, approximately 21 million of the Company’s stock options, restricted share units and a warrant were excluded from the calculation of diluted net loss per share because the exercise prices of the stock options and warrant were greater than the average estimated fair value of the common shares and/or the assumed repurchases of shares from proceeds resulting from unrecognized compensation expense and potential windfall tax benefits were greater than the incremental shares that would be issued upon exercise and therefore, the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share amount)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Basic net loss per share:
Numerator:
Net loss	$(88)	$(156)	$(404)	$(951)
Denominator:
Weighted average common shares outstanding(1)	246	197	219	197

Basic net loss per share	$(0.36)	$(0.79)	$(1.85)	$(4.83)

Diluted net loss per share:
Numerator:
Net loss	$(88)	$(156)	$(404)	$(951)
Denominator:
Number of shares used in basic computation	246	197	219	197
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	—	1	—
Add: Incremental shares for dilutive effect of unvested restricted stock units (4)	—	—	—	—

Adjusted weighted average common shares outstanding(1)	248	197	220	197

Diluted net loss per share	$(0.36)	$(0.79)	$(1.85)	$(4.83)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company, in addition to vested, but unissued, restricted share units.
(2)	A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding at September 30, 2011 and October 1, 2010, but were not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.
(3)	Stock options to purchase an aggregate of less than 1 million and 11 million common shares were outstanding during the third quarter of 2011 and 2010, respectively, and an aggregate of less than 1 million and 11 million common shares were outstanding during the first nine months of 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding stock options.
(4)	Unvested restricted share units of less than 1 million for both the third quarter of 2011 and 2010, and less than 1 million for both the first nine months of 2011 and 2010 were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding unvested restricted stock units.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net loss	$(88)	$(156)	$(404)	$(951)
Net foreign currency translation adjustments	(2)	—	(4)	—
Post-retirement obligation adjustments	(1)	(1)	(1)	(2)
Net unrealized loss on derivatives	(4)	—	(4)	—

Total comprehensive loss	$(95)	$(157)	$(413)	$(953)

Balance Sheet Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	September 30, 2011	December 31, 2010
Work in process and raw materials	$568	$533
Finished goods	231	199

	$799	$732

As of September 30, 2011 and December 31, 2010, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $73 million and $97 million, respectively. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net

Depreciation and amortization expense was $98 million and $309 million for the third quarter and first nine months of 2011, respectively, including capital lease amortization expense of $1 million and $4 million, respectively. Depreciation and amortization expense was $122 million and $362 million for the third quarter and first nine months of 2010, respectively, including capital lease amortization expense of $5 million and $15 million, respectively. Accumulated depreciation and amortization was approximately $2,629 million and $2,280 million at September 30, 2011 and December 31, 2010, respectively.

Effective January 1, 2011, in order to more accurately reflect the expected useful lives of certain property, plant and equipment assets, we extended the estimated depreciable lives of certain of our probe, assembly and test equipment. As a result of this change in our accounting estimate, in the third quarter and first nine months of 2011, depreciation expense was reduced by approximately $15 million and $52 million, respectively, and operating loss and net loss decreased by approximately the same amount.

Additional Paid-In Capital

In the first nine months of 2011, in accordance with ASC Topic 340, “Other Assets and Deferred Costs,” approximately $46 million of incremental costs directly attributable to the IPO and over-allotment transaction were netted against the gross proceeds of the offering, thereby reducing the increase in additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011 by the same amount.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of September 30, 2011 and December 31, 2010, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first nine months of 2011 and 2010, there were no significant transfers between Level 1 and Level 2 and no significant transfers in or out of Level 3.

	Significant Other	Significant Other	Significant Other	Significant Other
As of September 30, 2011:		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$329	$329	$—	$—
Time deposits (1)	184	184	—	—
Foreign currency derivative contracts (2)	2	—	2	—
Interest rate cap agreements (3)	—	—	—	—

Total Assets	$515	$513	$2	$—

Liabilities
Interest rate swap agreements (4)	$8	$—	$8	$—
Commodity derivative contracts (4)	3	—	3	—
Foreign currency derivative contracts (2)	3	—	3	—

Total Liabilities	$14	$—	$14	$—

	Significant Other	Significant Other	Significant Other	Significant Other
As of December 31, 2010:		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Money market mutual funds (1)	$754	$754	$—	$—
Time deposits (1)	166	166	—	—
Foreign currency derivative contracts (2)	6	—	6	—
Interest rate cap arrangements (3)	1	—	1	—

Total Assets	$927	$920	$7	$—

Liabilities
Interest rate swap agreements (4)	$12	$—	$12	$—
Foreign currency derivative contracts (2)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010:

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

Valuation Methodologies

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. The fair value of our interest rate caps was also estimated based on market observable interest rate yield curves as well as market observable interest rate volatility indexes. For foreign currency and commodity derivatives, our approach is to use forward contract valuation models employing market observable inputs, such as spot currency and commodity rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2. Refer to Note 5, “Risk Management,” for further discussion of our interest rate swap and cap contracts, our foreign currency derivatives contracts and our commodity derivative contracts. The following table summarizes the change in the fair value for Level 3 instruments for the nine months ended October 1, 2010:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Nine Months Ended October 1, 2010	Auction rate securities (2)	Other derivatives (2)	Total Gains (Losses)

Balance as of January 1, 2010	$30	$3
Total gains or losses (realized or unrealized):
Included in earnings (1)	1	(1)	—
Included in OCI	—	—	—
Purchases, sales, issuances and settlements, net	(31)	(2)
Transfers in and/or out of Level 3	—	—

Balance as of October 1, 2010	$—	$—	$—

The amount of total gains or losses for the nine months ended October 1, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 1, 2010 (1)	$—	$—	$—

(1)	The realized and unrealized gains (losses) reflected in the table above for the nine months ended October 1, 2010 are recorded in other, net in the accompanying Condensed Consolidated Statements of Operations.
(2)	We sold our ARS and related redemption rights to UBS in the second quarter of 2010.

Fair value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of the principal amount of our long-term debt, which was $6,427 million and $7,863 million at September 30, 2011 and December 31, 2010 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial and non-financial assets and liabilities, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of September 30, 2011 and December 31, 2010, the carrying value of these assets was $2 million and $6 million, respectively.

(4) Debt

Our long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Extended maturity term loan	$2,215	$2,237
Replacement revolver	—	—
Revolving credit facility	—	532
Senior secured 10.125% notes due 2018	663	750
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	—	255
Senior unsecured 8.875% notes due 2014	298	886
Senior unsecured 10.75% notes due 2020	473	750
Senior unsecured 8.05% notes due 2020	739	—
Senior subordinated 10.125% notes due 2016	764	764

	6,589	7,611
Less: current maturities	—	(29)

Total long-term debt	$6,589	$7,582

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Holdings I contributed the net proceeds from the IPO to Freescale Inc. to, along with cash on hand, prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand. (Refer to Note 2, “Loss on Extinguishment or Modification of Long-Term Debt, Net,” for further information on the debt refinancing transactions discussed in this note.) Because cash proceeds were used for the prepayment and redemption of debt in the IPO Debt Redemption, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the aforementioned portion of the liabilities outstanding under the Revolver, the 10.75% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used the $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” Because cash proceeds were used for the redemption of debt in the Over-Allotment Debt Redemption, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the aforementioned portion of the liability outstanding under the 10.125% Secured Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011.

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with the senior secured credit facility (the “Credit Facility”) as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes are recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as one of the “Q3 2011 Debt Refinancing Transactions.” Because cash proceeds from the Q2 2011 Debt Issuance were used for the redemption of debt, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the abovementioned portion of the liabilities outstanding under the 8.875% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011. Furthermore, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt in the second quarter of 2011.

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

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of the 10.75% Unsecured Notes. The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the senior unsecured floating rate notes due 2014 (“Floating Rate Notes”). This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes. Because cash proceeds were used for the prepayment, which relieved Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the 8.875% Unsecured Notes, the PIK-Election Notes and the Floating Rate Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $750 million aggregate principal amount of 10.75% Unsecured Notes was separately accounted for as an issuance of debt.

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

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of the 10.125% Secured Notes in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.”

Open-Market Bond Repurchases

In the first nine months of 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

In the first nine months of 2010, Freescale Inc. repurchased $120 million of the 8.875% Unsecured Notes, $78 million of the PIK-Election Notes and $15 million of its Floating Rate Notes at a $15 million gain, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Credit Facility

At September 30, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,215 million Extended Term Loan and (ii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at September 30, 2011. The interest rate on the Extended Term Loan at September 30, 2011 was 4.5%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At September 30, 2011, the Replacement Revolver’s available capacity was $405 million, as reduced by $20 million of outstanding letters of credit.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,374 million in senior secured, senior unsecured and senior subordinated notes outstanding at September 30, 2011, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $298 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.35% on September 30, 2011) plus 3.875% per annum.

8.05% Unsecured Notes

Freescale Inc. had an aggregate principal amount of $739 million in 8.05% Unsecured Notes outstanding at September 30, 2011. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2012. Relative to our overall indebtedness, the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 8.05% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4, “Debt,” to our consolidated financial statement in our December 31, 2010 Annual Report on Form 10-K/A for further information.)

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

Registration Agreement

On July 28, 2011, Freescale Inc.’s registration statement on Form S-4 was declared effective by the SEC registering Freescale Inc’s offer to exchange its 10.75% Unsecured Notes and its 8.05% Unsecured Notes for registered securities with substantially identical terms (the “Exchange Offer”). The registration statement was filed pursuant to Freescale Inc.’s obligation under the

Registration Rights Agreements entered into in connection with the issuance of the 10.75% Unsecured Notes and the 8.05% Unsecured Notes which required Freescale Inc. to complete the Exchange Offer for these notes within 360 days from their issue date. The Exchange Offer expired on August 25, 2011. Outstanding 10.75% Unsecured Notes and 8.05% Unsecured Notes that were not tendered for exchange in the Exchange Offer remain outstanding and continue to accrue interest and are entitled to the rights and benefits that such holders have under the indentures related to such outstanding notes, except for any rights under the applicable Registration Rights Agreement which terminated upon consummation of the Exchange Offer.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap contracts.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing. As of September 30, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of September 30, 2011, future obligated debt service principal payments are $0 in the fourth quarter of 2011, $0 in 2012, $0 in 2013, $355 million in 2014, $0 in 2015, $2,979 million in 2016 and $3,255 million thereafter.

In the third quarter of 2011, in accordance with the terms of the Credit Facility, Freescale Inc applied the prepayments of debt under the Credit Facility made in connection with the A&E Arrangement to offset current and future quarterly installment principal payments on the Extended Term Loan. Therefore, no further quarterly installment principal payments are required under the Credit facility.

(5) Risk Management

Foreign Currency Risk

At September 30, 2011 and December 31, 2010, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $125 million and $187 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain/(loss) of $(1) million and less than $1 million at September 30, 2011 and December 31, 2010, respectively. Forward contract (losses)/gains of $(3) million and $5 million for the third quarter 2011 and 2010, respectively, and $2 million and $(1) million for the first nine months of 2011 and 2010, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 30, 2011	December 31, 2010
Euro	$38	$54
Malaysian Ringgit	$19	$69
Swedish Krona	$8	$6
Israeli Shekel	$6	$16
Taiwan Dollar	$(12)	$(12)
Japanese Yen	$(25)	$39

Cash Flow Hedges

At September 30, 2011, we had Malaysian Ringgit forward contracts designated as cash flow hedges with an aggregate notional amount of $61 million and a fair value of a net unrealized loss of less than $1 million. At December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $114 million and a fair value of a net unrealized gain of $3 million. These forward and option contracts have original maturities of less than one year. Gains of $1 million for both the third quarter and first nine months of 2011 were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

During the first nine months of 2011, we entered into gold swap contracts in order to hedge our exposure to increases in the price of gold bullion. During the third quarter of 2011, our gold swap contracts were designated as accounting hedges under ASC Topic 815. At September 30, 2011, these contracts had outstanding notional amounts totaling 27,200 ounces which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $3 million at September 30, 2011. A net gain of $3 million was recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized results attributable to, as well as the change in fair value associated with, these gold swap contracts up to the date of designation. In addition, a net loss of $4 million was recorded in other comprehensive expense related to our unrealized results attributable to these gold swap contracts after the date of designation and through September 30, 2011. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.

We have provided $4 million in collateral to two of our counterparties in connection with our foreign exchange and gold hedging programs as of September 30, 2011. This amount is classified as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. At September 30, 2011, we had effectively fixed our interest rate on $200 million of our variable interest rate debt through December 1, 2012 with interest rate swaps. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on 3-month LIBOR (0.35% at September 30, 2011) from the counterparties. In the third quarter and first nine months of 2011, in accordance with ASC Topic 815, we recognized losses of less than $1 million and $ 1 million, respectively, and in the third quarter and first nine months of 2010, we recognized losses of $2 million and $8 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. At September 30, 2011, we had effectively capped our interest rate on $400 million of our variable interest rate debt through December 1, 2012 with interest rate caps. In both the third quarter and first nine months of 2011, in accordance with ASC Topic 815, we recognized losses of less than $1 million, and in the third quarter and first nine months of 2010, we recognized losses of $1 million and $6 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of September 30, 2011, we believe that our exposure to counterparty risk is immaterial.

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

The number of shares reserved and available for issuance under the 2011 Plan is 22 million shares. In the event that any outstanding award under the 2011 Plan or any award outstanding under the MIP or the EIP at the time of the IPO is forfeited for any reason, terminates, expires or lapses, any shares subject to such award will be available for issuance under the 2011 Plan. As of September 30, 2011 awards for 54 thousand common shares have been granted under this plan.

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

For the third quarter of 2011, we recorded an income tax provision of $14 million. This includes a $6 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties and reserves for tax contingencies. For the first nine months of 2011, we recorded an income provision of $17 million, including a $5 million net tax benefit related to discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties.

For the third quarter of 2010, we recorded no net tax provision, as the provision for income taxes for the quarter was offset by discrete tax benefits associated with the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries. For the first nine months of 2010, our income tax provision was $1 million, including a $12 million net benefit related to discrete events attributable primarily to a release of valuation allowances associated with certain deferred tax assets of a foreign subsidiary.

The total liability for unrecognized tax benefits is expected to decrease by approximately $10 million during the next 12 months primarily due to the lapsing of statutes. This projected decrease will not have an impact on our effective tax rate, as the tax benefits will be offset by valuation allowance on our deferred tax assets. Our income tax returns for the 2004 through 2010 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.

(8) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $85 million as of September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the undiscounted future cash flows associated with these environmental matters are estimated at $88 million. The expected payments for the remainder of 2011 through 2015 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $67 million anticipated thereafter. Accruals at September 30, 2011 and December 31, 2010 were $41 million, the majority of which are included in other liabilities on the accompanying Condensed Consolidated Balance Sheet. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases potentially responsible parties other than us may exist and be held responsible. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could materially differ from the amounts accrued. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8, “Commitments and Contingencies,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A.

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

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (BGA) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On May 20, 2009 the ITC issued a final order finding that all the respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. In September 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of September 30, 2011.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At September 30, 2011, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At September 30, 2011, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at September 30, 2011, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

(9) Reorganization of Business and Other

Nine Months Ended September 30, 2011

IPO-Related Costs

In the first nine months of 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for further discussion.) Substantially all of these costs were paid as of September 30, 2011 with a portion of the initial IPO proceeds.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the third quarter and first nine months of 2011, we reported $(19) million and $79 million, respectively, in net (benefits)/charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination, other on-going closure costs and insurance recoveries in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this event. We expect to complete a majority of the payments associated with these actions by the end of 2011.

At each reporting date, we will review our accruals for exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$—	$12	$(3)	$(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$(3)	$(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	$12	$—	$(7)	$5

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first nine months of 2011. The $9 million used reflects cash payments made to employees separated as part of this action in the first nine months of 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who either were temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $12 million of exit costs related to the termination of various supply contracts. In the first nine months of 2011, $7 million of these exit costs were paid. As of September 30, 2011, we had no remaining employee termination benefits associated with this event.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in the first nine months of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge, net of $14 million directly attributable to the impact of the earthquake in the first nine months of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $31 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Insurance Recoveries

In the third quarter of 2011, we recorded a $36 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property damage to our Sendai, Japan facilities as a result of the March 11, 2011 earthquake. These amounts do not include potential future recoveries associated with Freescale’s insurance coverage for business interruption losses as such recoveries cannot be estimated at this time.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and the reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we have chosen to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter of 2011 to the second quarter of 2012.

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

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$157	$—	$—	$(21)	$136
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	$—	$—	$(27)	$158

Related headcount	1,420	—	—	(210)	1,210

Exit and Other Costs	$15	$2	$(3)	$(7)	$7

The $27 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,210 employees through the first half of 2013. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first nine months of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, and in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations,” (“ASC Topic 420”), we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $3 million benefit related to exit costs associated primarily with underutilized office space which was previously vacated. During the first nine months of 2011, $7 million of these exit costs were paid.

Nine Months Ended October 1, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to October 1, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at October 1, 2010
Employee Separation Costs
Supply chain	$181	$—	$(7)	$(15)	$159
Selling, general and administrative	14	—	(1)	(2)	11
Research and development	44	—	(9)	(17)	18

Total	$239	$—	$(17)	$(34)	$188

Related headcount	1,750	—	(140)	(160)	1,450

Exit and Other Costs	$16	$2	$5	$(10)	$13

The $34 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2010. We reversed $17 million of severance accruals as a result of 140 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $7 million of exit costs related primarily to underutilized office space previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420.

Asset Impairment Charges and Other Disposition Activities

During the first nine months of 2010, we recorded a net benefit of $5 million related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland and a $5 million non-cash impairment charge related to our former manufacturing facility in East Kilbride, Scotland.

Other Reorganization of Business Programs

In the first nine months of 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010 we had no remaining severance, relocation or exit costs associated with these programs.

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

As a result of the Merger and subsequent debt refinancing transactions, we have $6,589 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of September 30, 2011, as disclosed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by certain of our parent companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of September 30, 2011, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility (as defined in Note 4, “Debt”). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and October 1, 2010 to arrive at the information for us on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,513	$1,531	$(1,902)	$1,142
Cost of sales	—	—	1,066	1,497	(1,902)	661

Gross margin	—	—	447	34	—	481
Selling, general and administrative	2	—	252	(31)	(94)	129
Research and development	—	—	126	74	—	200
Amortization expense for acquired intangible assets	—	—	62	—	—	62
Reorganization of business and other	—	—	3	(23)	—	(20)

Operating (loss) earnings	(2)	—	4	14	94	110
Loss on extinguishment or modification of long-term debt, net	—	—	(55)	—	—	(55)
Other (expense) income, net	(86)	(86)	(30)	98	(25)	(129)

(Loss) earnings before income taxes	(88)	(86)	(81)	112	69	(74)
Income tax expense	—	—	5	9	—	14

Net (loss) earnings	$(88)	$(86)	$(86)	$103	$69	$(88)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,761	$4,874	$(6,076)	$3,559
Cost of sales	—	—	3,485	4,668	(6,076)	2,077

Gross margin	—	—	1,276	206	—	1,482
Selling, general and administrative	5	—	555	107	(270)	397
Research and development	—	—	385	224	—	609
Amortization expense for acquired intangible assets	—	—	188	—	—	188
Reorganization of business and other	1	—	78	71	—	150

Operating (loss) earnings	(6)	—	70	(196)	270	138
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—		(97)
Other (expense) income, net	(311)	(311)	(283)	274	203	(428)

(Loss) earnings before income taxes	(317)	(311)	(310)	78	473	(387)
Income tax expense	—	—	4	13	—	17

Net (loss) earnings	$(317)	$(311)	$(314)	$65	$473	$(404)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$1,617	$1,741	$(2,210)	$1,148
Cost of sales	—	—	1,259	1,657	(2,210)	706

Gross margin	—	—	358	84	—	442
Selling, general and administrative	1	—	165	49	(89)	126
Research and development	—	—	137	64	—	201
Amortization expense for acquired intangible assets	—	—	121	—	—	121
Reorganization of business and other	—	—	—	(7)	—	(7)

Operating (loss) earnings	(1)	—	(65)	(22)	89	1
Loss on extinguishment or modification of long-term debt, net	—	—	(9)	—	—	(9)
Other (expense) income, net	(155)	(155)	(78)	80	160	(148)

(Loss) earnings before income taxes	(156)	(155)	(152)	58	249	(156)
Income tax expense (benefit)	—	—	3	(3)	—	—

Net (loss) earnings	$(156)	$(155)	$(155)	$61	$249	$(156)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,347	$4,736	$(5,807)	$3,276
Cost of sales	—	—	3,375	4,482	(5,807)	2,050

Gross margin	—	—	972	254	—	1,226
Selling, general and administrative	4	—	476	146	(255)	371
Research and development	—	—	387	195	—	582
Amortization expense for acquired intangible assets	—	—	363	—	—	363
Reorganization of business and other	—	—	2	(14)	—	(12)

Operating loss	(4)	—	(256)	(73)	255	(78)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(947)	(947)	(266)	247	1,458	(455)

(Loss) earnings before income taxes	(951)	(947)	(939)	174	1,713	(950)
Income tax expense (benefit)	—	—	8	(7)	—	1

Net (loss) earnings	$(951)	$(947)	$(947)	$181	$1,713	$(951)

Supplemental Condensed Consolidating Balance Sheet September 30, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$104	$640	$—	$744
Inter-company receivable	208	—	514	484	(1,206)	—
Accounts receivable, net	—	—	141	367	—	508
Inventory, net	—	—	288	511	—	799
Other current assets	—	—	156	119	—	275

Total current assets	208	—	1,203	2,121	(1,206)	2,326
Property, plant and equipment, net	—	—	418	408	—	826
Investment in affiliates	(4,662)	(4,660)	1,514	—	7,808	—
Intangible assets, net	—	—	127	1	—	128
Inter-company note receivable	—	108	12	145	(265)	—
Other assets, net	—	—	171	145	—	316

Total Assets	$(4,454)	$(4,552)	$3,445	$2,820	$6,337	$3,596

Liabilities and Shareholders’ (Deficit) Equity

Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$2	$1	$—	$3
Inter-company payable	—	—	587	619	(1,206)	—
Accounts payable	—	—	232	173	—	405
Accrued liabilities and other	—	—	313	219	—	532

Total current liabilities	—	—	1,134	1,012	(1,206)	940
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	34	110	—	121	(265)	—
Other liabilities	—	—	382	173	—	555

Total liabilities	34	110	8,105	1,306	(1,471)	8,084

Total shareholders’ (deficit) equity	(4,488)	(4,662)	(4,660)	1,514	7,808	(4,488)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,454)	$(4,552)	$3,445	$2,820	$6,337	$3,596

Supplemental Condensed Consolidating Balance Sheet December 31, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Shareholders’ (Deficit) Equity

Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total shareholders’ (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2011
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated

Cash flow provided by operating activities	$5	$1	$127	$8	$(91)	50

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(66)	(39)	—	(105)
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	54	3	—	57
Payments for purchased licenses and other assets	—	—	(28)	(19)	—	(47)
Contribution of proceeds from IPO of common shares and over-allotment exercise, net	(838)	(838)	—	—	1,676	—
Proceeds from insurance recoveries				20		20
Inter-company loan receivable, dividends and capital contributions	—	2	(1)	(7)	6	—

Cash flow used for investing activities	(838)	(836)	(38)	(42)	1,682	(72)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(1,849)	(2)	—	(1,851)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	—	838	838	—	(1,676)	—
Inter-company loan payable, dividends can capital contributions	(5)	(3)	—	(77)	85	—

Cash flow provided by (used for) investing activities	833	835	(287)	(79)	(1,591)	(289)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12

Net decrease in cash and cash equivalents	—	—	(198)	(101)	—	(299)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$—	$—	$104	$640	$—	$744

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 1, 2010
(in millions)	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$—	$1	$(360)	$687	$—	$328

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(62)	(162)	—	(224)
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	2	11	—	13
Payments for purchased licenses and other assets	—	—	(14)	(63)	—	(77)
Inter-company loan receivable, dividends and capital contributions	—	(146)	174	(103)	75	—

Cash flow (used for) provided by investing activities	—	(112)	101	(317)	75	(253)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,105)	(50)	—	(3,155)
Debt issuance proceeds, net of debt issuance costs	—		2,797	—	—	2,797
Inter-company loan payable, dividends and capital contributions	—	103	40	(68)	(75)	—

Cash flow provided by (used for) investing activities	—	103	(268)	(118)	(75)	(358)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	3	—	(8)

Net (decrease) increase in cash and cash equivalents	—	(8)	(538)	255	—	(291)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$22	$123	$927	$—	$1,072

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2011 and October 1, 2010. The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2010 Annual Report on Form 10-K/A. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2010 Annual Report on Form 10-K/A and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward looking statements.

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

Our broad product portfolio falls into three primary groupings: Microcontroller Solutions (MSG), Networking and Multimedia (NMG) and Radio Frequency, Analog and Sensor (RASG). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers in the growth of embedded processing solutions in electronic devices. Our net sales are derived from the sales of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are driven by our three primary product groupings. Our MSG product line represents the largest component of our total net sales. MCUs and associated application development systems represented approximately 35% of our total net sales in both the third quarter and first nine months of 2011. Demand for our microcontroller products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 67% and 65% of MSG’s net sales in the third quarter and first nine months of 2011, respectively. Our NMG product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 26% and 25% of our total net sales in the third quarter and first nine months of 2011, respectively. The primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes RF devices, analog devices and sensors represented 27% and 26% of our total net sales in the third quarter and first nine months of 2011, respectively. Demand for these products is driven by the automotive, consumer, industrial and wireless infrastructure markets. The automotive end market accounted for 51% and 55% of RASG’s sales in the third quarter and first nine months of 2011, respectively.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, industrial equipment, networking and wireless infrastructure equipment and consumer electronic devices. Net sales in the third quarter of 2011 remained relatively unchanged compared to the prior year quarter and decreased 7% as compared to the second quarter of 2011, reflecting weaker demand for our networking and industrial products as well as the accelerated decline in sales to our legacy cellular handset customers. Our net sales in the networking and industrial markets are being impacted by the weaker than expected macroeconomic environment and excess inventory levels across the supply chain in these markets. In the third quarter of 2011, compared to the third quarter of 2010, growth in RASG product sales of 13%, or $34 million, was offset by declines in NMG product sales of 14%, or $46 million, and MSG product sales of 6%, or $23 million. The growth in our RASG net product sales over the prior year quarter was attributable to strong growth in global wireless infrastructure investment of our RF products and the gradual recovery of the global automotive end market. In addition, and as further discussed below, our net loss for the third quarter of 2011 included charges of $36 million associated with debt extinguishments and certain costs related to the closure of our Sendai, Japan facility.

We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The current challenging macroeconomic environment and inventory levels in the networking and industrial markets will impact our ability to grow our sales and profitability in the near term. We anticipate net sales for the fourth quarter of 2011 to decrease as a result of continued global economic conditions impacting the industrial markets and decreasing demand for certain of our legacy cellular products. The lower sales volume will negatively impact our gross margin and overall profitability. For more information on trends and other factors affecting our business, refer to Part I, “Risk Factors” in our December 31, 2010 Annual Report on Form 10-K/A and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Reorganization of Business Program and Sendai, Japan Closure. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of September 30, 2011, with the exception of the closure of our 150 millimeter facility in Toulouse, France as described below, we have completed these restructuring actions.

As part of this program, we announced in the second quarter of 2009 that we were executing a plan to exit our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan , as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan, and we are finalizing the closure of the site. We have worked with our customers to finalize their orders for the end-of-life products manufactured at the Toulouse, France facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we have chosen to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter of 2011 to the second quarter of 2012.

Our facilities, equipment and inventory in Sendai, Japan experienced significant damage resulting from the earthquake, aftershocks and other difficulties associated with the current environment. We incurred $115 million in asset impairment and inventory charges, employee termination benefits, contract termination and other on-going closure costs in the first nine months of 2011 associated with earlier than expected closure of our Sendai, Japan facilities. The majority of these charges consist of non-cash asset impairment charges of approximately $49 million and non-cash charges for damaged inventory of approximately $14 million. The remainder of these charges consist of approximately $52 million of cash costs consisting of incremental termination benefits of approximately $9 million and contract termination and on-going closure costs of approximately $43 million. We expect to complete a majority of the payments associated with these activities by the end of 2011. These charges were partially offset by a $36 million benefit attributable to earthquake-related insurance recoveries. We continue to work with our insurers to finalize our claims and expect additional proceeds, but we cannot estimate the total amount of recoveries at this time. As we finalize the closure and disposition of our Sendai, Japan facilities, we may incur additional charges associated with contract termination, our employees and other costs associated with preparing our sites for sale. These non-cash charges and cash costs do not take into consideration any potential cost savings resulting from the earlier than expected closure.

In addition to the foregoing charge related to our earlier than expected closure of our Sendai, Japan facility, we continue to estimate the severance and other costs of the Sendai, Japan and Toulouse, France closures to be approximately $180 million, including $150 million in cash severance costs and $30 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made through the first half of 2013; however, the timing of these payments depends on many factors, including the actual closing date and local employment laws, and actual amounts paid may vary based on currency fluctuation. We expect to generate $120 million in annualized savings when we complete the facility closures and the transition to our 200 millimeter fabrication facilities. We began realizing minimal cost savings related to the closure of the Sendai facility in the third quarter 2011 and expect to begin realizing cost savings associated with the closure of the Toulouse facility during the second half of 2012. Actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control, and could differ materially from our estimates.

The Sendai, Japan facility produced MCUs, analog integrated circuits and sensor products. In anticipation of the previously announced closure, we built buffer inventory to support end-of-life products and the transfer of production from the Sendai, Japan facility to our other fabrication facilities and outside foundry partners. This buffer inventory has been stored in other Freescale facilities and was not affected by the events in Japan. In addition, certain products previously produced in the Sendai, Japan facility are now being manufactured in our other locations.

Results of Operations for the Three Months Ended September 30, 2011 and October 1, 2010

	Three Months Ended
(in millions)	September 30, 2011	% of Net Sales	October 1, 2010	% of Net Sales
Orders (unaudited)	$1,024	89.7%	$1,183	103.0%

Net sales	$1,142	100.0%	$1,148	100.0%
Cost of sales	661	57.9%	706	61.5%

Gross margin	481	42.1%	442	38.5%
Selling, general and administrative	129	11.3%	126	11.0%
Research and development	200	17.5%	201	17.5%
Amortization expense for acquired intangible assets	62	5.5%	121	10.5%
Reorganization of business and other	(20)	-1.8%	(7)	-0.6%

Operating earnings (loss)	110	9.6%	1	0.1%
Loss on extinguishment or modification of long-term debt, net	(55)	-4.8%	(9)	-0.8%
Other expense, net	(129)	-11.3%	(148)	-12.9%

Loss before income taxes	(74)	-6.5%	(156)	-13.6%
Income tax expense	14	1.2%	—	0.0%

Net loss	$(88)	-7.7%	$(156)	-13.6%

Three Months Ended September 30, 2011 Compared to Three Months Ended October 1, 2010

Net Sales

Our net sales in the third quarter of 2011 remained relatively unchanged compared to the prior year quarter, while orders decreased 13% over the same period, reflecting a weak global economy and surplus inventories in the networking and industrial markets. We experienced higher net sales as a result of modest production increases in the global automotive industry, growth in wireless infrastructure investment and greater demand for our consumer products. Distribution sales were approximately 22% of our total net sales and decreased 7% compared to the prior year quarter due primarily to decreased demand in the industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars and units, was 13.7 weeks and 11.5 weeks, respectively, at September 30, 2011, compared to 11.8 weeks and 10.0 weeks, respectively, at December 31, 2010 and compared to 11.2 weeks and 9.1 weeks, respectively, at October 1, 2010. The growth in weeks of distribution inventory was due to increased product inventory throughout the market supply chain. Net sales by product design group for the three months ended September 30, 2011 and October 1, 2010 were as follows:

	Three Months Ended
(in millions)	September 30, 2011	October 1, 2010
Microcontroller Solutions	$395	$418
Networking and Multimedia	292	338
RF, Analog and Sensors	306	272
Cellular Products	97	90
Other	52	30

Total net sales	$1,142	$1,148

MSG

MSG’s net sales decreased by $23 million, or 6%, compared to the prior year quarter, principally as a result of a decrease in industrial products purchased through our distribution channel. This decrease was partially offset by a modest increase in automotive revenues driven by a gradual increase in overall global automotive production.

NMG

NMG’s net sales decreased by $46 million, or 14%, compared to the prior year quarter. This decrease was driven by weakness in our core networking business associated with lower capital and information technology investment in the service provider and enterprise markets due to the weaker than expected macroeconomic environment. These declines were mitigated by strength in multimedia product net sales in the consumer market.

RASG

RASG’s net sales increased by $34 million, or 13%, compared to the prior year quarter, attributable to increased wireless infrastructure investment, higher demand for our automotive analog products and sales of new consumer sensor products for mobile devices. RASG’s net sales increased by 7% in the automotive marketplace in the third quarter of 2011 compared to the prior year quarter, predominantly as a result of a gradual increase in overall global automotive production. In addition, we experienced an increase in RF product net sales over the same period. This increase is attributable primarily to growth in wireless infrastructure network investments in China and India.

Cellular Products

Cellular Products net sales increased by $7 million, or 8%, in the third quarter of 2011 compared to the prior year quarter due to demand for our baseband processors and power management integrated circuits from our legacy customers. During the third quarter of 2011, we experienced an accelerated decline of $25 million, or 20%, in our cellular product net sales compared to the second quarter of 2011.

Other

Other net sales increased by $22 million, or 73%, in the third quarter of 2011 compared to the prior year quarter, primarily due to an increase in intellectual property revenue and partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 4% and 2% for the third quarter of 2011 and 2010, respectively.

Gross Margin

In the third quarter of 2011, our gross margin increased $39 million, or 9%, compared to the prior year quarter. As a percentage of net sales, gross margin in the third quarter was 42.1%, reflecting an increase of 3.6 percentage points compared to the third quarter of 2010. Gross margin was positively impacted by higher intellectual property revenues, an increase in utilization at our front-end manufacturing facilities, procurement cost savings, improved yields and lower incentive compensation. Gross margin also benefited from lower depreciation expense of $15 million resulting from a change in the useful lives of certain of our probe, assembly and test equipment in the first quarter of 2011. The improvement in front-end wafer manufacturing facility utilization (from 76% for the third quarter of 2010 to 83% for the third quarter of 2011) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins was a decrease in the utilization at our assembly and test facilities. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $46 million and $42 million in the third quarter of 2011 and 2010, respectively. (The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations.)

Selling, General and Administrative

Our selling, general and administrative expenses increased $3 million, or 2%, in the third quarter of 2011 compared to the prior year quarter. This increase was primarily the result of a focus on select sales and marketing programs and annual merit increases in compensation. These increases were partially offset by lower incentive compensation and the elimination of management fees at the IPO. As a percentage of our net sales, our selling, general and administrative expenses were 11.3% in the third quarter of 2011, reflecting a slight increase over the prior year quarter.

Research and Development

Our research and development expense for the third quarter of 2011 was relatively flat as compared to the third quarter of 2010. In the third quarter of 2011, annual merit increases in compensation and continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives, were predominantly offset by lower incentive compensation compared to the third quarter of 2010. As a percentage of our net sales, our research and development expenses remained unchanged at 17.5% in the third quarter of 2011 compared to the third quarter of 2010.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $59 million, or 49%, in the third quarter of 2011 compared to the prior year quarter. This decrease was associated with a significant portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In the third quarter of 2011, in connection with the closing of the Sendai, Japan fabrication facility during the first quarter of 2011 due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we recorded a benefit of $36 million for earthquake-related insurance recoveries. In addition, we incurred $17 million of cash costs consisting primarily of on-going closure and contract termination charges subsequent to the earthquake.

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

Loss on Extinguishment or Modification of Long-Term Debt, Net

During the third quarter of 2011, we recorded a charge of $54 million associated with the extinguishment of debt. This charge was recorded in connection with the Q3 2011 Debt Refinancing Transaction and the Over-Allotment Debt Transaction and included call premiums of $42 million, the write-off of remaining unamortized debt issuance costs of $12 million and other costs not eligible for capitalization. We also recorded a $1 million loss, net related to the open-market repurchases of $26 million of our senior unsecured notes. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)

During the third quarter of 2010, we recorded a charge of $11 million reflecting the write-off of remaining unamortized debt issuance costs associated with the extinguishment of a portion of debt outstanding under our senior unsecured notes. We extinguished the debt using proceeds received from the issuance of the 10.75% Unsecured Notes. We refer to this transaction as the Q3 2010 Debt Refinancing Transaction. During the third quarter of 2010, we also recorded a $2 million gain, net related to the open-market repurchases of $37 million of our senior unsecured notes.

Other Expense, Net

Net interest expense in the third quarter of 2011 included interest expense of $133 million, partially offset by interest income of $2 million. Net interest expense in the third quarter of 2010 included interest expense of $146 million, partially offset by interest income of $2 million. The decrease in interest expense is due to the utilization of IPO proceeds and cash on hand to extinguish $937 million of our long term debt in the second quarter of 2011. During the third quarter of 2011, we recorded gains in other, net of $4 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011 and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $2 million related primarily to the sale of one of our investments accounted for under the cost method. During the third quarter of 2010, we recorded in other, net a $2 million loss related due to the change in the fair value of our interest rate swaps and interest rate caps and a $2 million loss attributable to one of our investments accounted for under the equity method as well as foreign currency fluctuations.

Income Tax Expense

For the third quarter of 2011, we recorded an income tax provision of $14 million. This includes a $6 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties. For the third quarter of 2010, we recorded no net tax provision, as the provision for income taxes for the quarter was offset by discrete tax benefits associated with the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2011 and October 1, 2010

	Nine Months Ended
(in millions)	September 30, 2011	% of Net Sales	October 1, 2010	% of Net Sales
Orders (unaudited)	$3,437	96.6%	$3,441	105.0%

Net sales	$3,559	100.0%	$3,276	100.0%
Cost of sales	2,077	58.4%	2,050	62.6%

Gross margin	1,482	41.6%	1,226	37.4%
Selling, general and administrative	397	11.1%	371	11.3%
Research and development	609	17.1%	582	17.8%
Amortization expense for acquired intangible assets	188	5.3%	363	11.1%
Reorganization of business and other	150	4.2%	(12)	-0.4%

Operating earnings (loss)	138	3.9%	(78)	-2.4%
Loss on extinguishment or modification of long-term debt, net	(97)	-2.8%	(417)	-12.7%
Other expense, net	(428)	-12.0%	(455)	-13.9%

Loss before income taxes	(387)	-10.9%	(950)	-29.0%
Income tax expense	17	0.5%	1	0.1%

Net loss	$(404)	-11.4%	$(951)	-29.1%

Nine Months Ended September 30, 2011 Compared to Nine Months Ended October 1, 2010

Net Sales

Our net sales in the first nine months of 2011 increased 9% compared to the prior year period, while orders remained relatively unchanged over the same period. We experienced higher net sales in all of our product groups, primarily as a result of increased production in the global automotive industry and growth in our RF product sales due to continued increases in wireless infrastructure investment. Distribution sales were approximately 23% of our total net sales and increased 6% compared to the prior year period. Net sales by product design group for the nine months ended September 30, 2011 and October 1, 2010 were as follows:

	Nine Months Ended
(in millions)	September 30, 2011	October 1, 2010
Microcontroller Solutions	$1,249	$1,179
Networking and Multimedia	907	896
RF, Analog and Sensors	911	771
Cellular Products	357	344
Other	135	86

Total net sales	$3,559	$3,276

MSG

MSG’s net sales increased by $70 million, or 6%, compared to the prior year period, primarily as a result of a gradual increase in overall global automotive production. MSG’s net sales increased by 9% in the automotive marketplace in the first nine months of 2011 compared to the prior year period. We also experienced a greater than expected decline in net sales associated with products purchased through our distribution channel, primarily by the industrial market, in the third quarter of 2011 compared to the second quarter of 2011 and the third quarter of 2010.

NMG

NMG’s net sales increased by $11 million, or 1%, compared to the prior year period. This improvement was driven by growth in our multimedia product revenues resulting from higher eReader net sales and was partially offset by an overall decline in our core networking business in the first nine months of 2011 compared to the prior year period. The decline in core networking revenues over this time period was mitigated, in part, by stronger core networking revenues through the first half of 2011.

RASG

RASG’s net sales increased by $140 million, or 18%, compared to the prior year period, attributable primarily to higher demand for both analog products and increased wireless infrastructure investment. RASG’s net sales increased by 17% in the automotive marketplace in the first nine months of 2011 compared to the prior year period, predominantly as a result of a gradual increase in global automotive production. In addition, we experienced a strong increase in RF product net sales in the first nine months of 2011 compared to the prior year period attributable primarily to an increase in wireless telecommunication network investments in China and India in the first nine months of 2011 compared to the prior year period and is reflective of the increased data usage on wireless infrastructure networks.

Cellular Products

Cellular Products net sales increased by $13 million, or 4%, in the first nine months of 2011 compared to the prior year period due to demand for our baseband processors and power management integrated circuits from our legacy customers over the prior year period. During the third quarter of 2011, we experienced an accelerated decline of $25 million, or 20%, in our cellular product sales compared to the second quarter of 2011.

Other

Other net sales increased by $49 million, or 57%, in the first nine months of 2011 compared to the prior year period, due primarily to an increase in intellectual property revenue and partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 3% and 2% for the first nine months of 2011 and 2010, respectively.

Gross Margin

In the first nine months of 2011, our gross margin increased $256 million, or 21%, compared to the prior year period. As a percentage of net sales, gross margin in the first nine months of 2011 was 41.6%, reflecting an increase of 4.2 percentage points compared to the first nine months of 2010. Gross margin was positively impacted by higher intellectual property and net product sales, an increase in utilization at our front-end manufacturing and assembly and test facilities, procurement cost savings, improved yields and lower incentive compensation. Gross margin benefited from lower depreciation expense of $49 million resulting from a change in the useful lives of certain of our probe, assembly and test equipment in the first quarter of 2011. The improvement in wafer manufacturing facility utilization (from 72% in the first nine months of 2010 to 76% for the first nine months of 2011) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2011. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $136 million and $113 million in the first nine months of 2011 and 2010, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses increased $26 million, or 7%, in the first nine months of 2011 compared to the prior year period. This increase was primarily the result of a focus on select sales and marketing programs, higher litigation costs and annual merit increases in compensation. These increases were partially offset by lower incentive compensation and the elimination of management fees at the IPO. As a percentage of our net sales, our selling, general and administrative expenses were 11.1% in the first nine months of 2011, reflecting a slight increase over the prior year period.

Research and Development

Our research and development expense for the first nine months of 2011 increased $27 million, or 5%, compared to the first nine months of 2010. This increase was the result of annual merit increases in compensation and continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives. These increases were partially offset primarily by lower incentive compensation in the first nine months of 2011. As a percentage of our net sales, our research and development expenses were 17.1% in the first nine months of 2011, reflecting a modest decrease over the prior year period, due principally to improved leverage of existing resources and higher net sales over the prior year period.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $175 million, or 48%, in the first nine months of 2011 compared to the prior year period. This decrease was associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In the first nine months of 2011, in connection with the closing of the Sendai, Japan fabrication facility due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $115 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. This charge was partially offset by a $36 million benefit recorded in the third quarter of 2011 in connection with earthquake-related insurance recoveries. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO.

In the first nine months of 2010, in connection with our Reorganization of Business Program, we reversed $19 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded a $5 million benefit related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland. These benefits were partially offset by $5 million in non-cash asset impairment charges and $7 million in exit costs related primarily to underutilized office space which was previously vacated, also in connection with our Reorganization of Business Program.

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the first nine months of 2011, we recorded a charge of $97 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished primarily in connection with the completion of the IPO. This charge consisted of expenses associated with the amendment to the Credit Facility, the IPO Debt Redemption and the Q3 2011 Debt Refinancing Transaction including call premiums of $75 million, the write-off of remaining unamortized debt issuance costs of $19 million and other costs not eligible for capitalization. These charges also included a $1 million loss, net related to the additional open-market repurchases of $26 million of our senior unsecured notes during the first nine months of 2011. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financial Activities.”)

During the first nine months of 2010, we recorded a charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, associated with the Q2 and Q3 2010 Refinancing Transactions and the A&E Arrangement. These charges were partially offset by a $15 million gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

Other Expense, Net

Net interest expense in the first nine months of 2011 included interest expense of $437 million, partially offset by interest income of $7 million. Net interest expense in the first nine months of 2010 included interest expense of $443 million, partially offset by interest income of $7 million. During the first nine months of 2011, we recorded gains in other, net of $8 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011 and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $6 million related primarily to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts not designated as accounting hedges, one of our investments accounted for under the equity method and the sale of one of our investments accounted for under the cost method.

During the first nine months of 2010, we also recorded a $14 million loss in other, net related to the change in the fair value of our interest rate swaps and interest rate caps and a $6 million loss attributable to one of our strategic investments accounted for under the equity method as well as to foreign currency fluctuations.

Income Tax Expense

For the first nine months of 2011, we recorded an income provision of $17 million, including a $5 million net tax benefit associated with discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties. For the first nine months of 2010, our income tax provision was $1 million, including a $12 million net benefit related to discrete events attributable primarily to a release of valuation allowances associated with certain deferred tax assets of a foreign subsidiary. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Nine Months Ended September 30, 2011

IPO-Related Costs

In the first nine months of 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” to our consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K/A for further discussion.) Substantially all of these costs were paid as of September 30, 2011 with a portion of the initial IPO proceeds.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. In the third quarter and first nine months of 2011, we reported $(19) million and $79 million, respectively, in net (benefits)/charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination, other on-going closure costs and insurance recoveries in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this event. We expect to complete a majority of the payments associated with these actions by the end of 2011.

At each reporting date, we will review our accruals for exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$—	$12	$(3)	$(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$(3)	$(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	$12	$—	$(7)	$5

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first nine months of 2011. The $9 million used reflects cash payments made to employees separated as part of this action in the first nine months of 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who either were temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $12 million of exit costs related to the termination of various supply contracts. In the first nine months of 2011, $7 million of these exit costs were paid. As of September 30, 2011, we had no remaining employee termination benefits associated with this event.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in the first nine months of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge, net of $14 million directly attributable to the impact of the earthquake in the first nine months of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $31 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Insurance Recoveries

In the third quarter of 2011, we recorded a $36 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property damage to our Sendai, Japan facilities as a result of the March 11, 2011 earthquake. These amounts do not include potential future recoveries associated with Freescale’s insurance coverage for business interruption losses as such recoveries cannot be estimated at this time.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and the reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we have chosen to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter 2011 to the second quarter of 2012.

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

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$157	$—	$—	$(21)	$136
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	$—	$—	$(27)	$158

Related headcount	1,420	—	—	(210)	1,210

Exit and Other Costs	$15	$2	$(3)	$(7)	$7

The $27 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2011. We will make substantially all remaining payments to these separated employees and the remaining approximately 1,210 employees through the first half of 2012. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first nine months of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $3 million benefit related to exit costs associated primarily with underutilized office space which was previously vacated. During the first nine months of 2011, $7 million of these exit costs were paid.

Nine Months Ended October 1, 2010

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2010 to October 1, 2010 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2010	Charges	Adjustments	2010 Amounts Used	Accruals at October 1, 2010
Employee Separation Costs
Supply chain	$181	$—	$(7)	$(15)	$159
Selling, general and administrative	14	—	(1)	(2)	11
Research and development	44	—	(9)	(17)	18

Total	$239	$—	$(17)	$(34)	$188

Related headcount	1,750	—	(140)	(160)	1,450

Exit and Other Costs	$16	$2	$5	$(10)	$13

The $34 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2010. We reversed $17 million of severance accruals as a result of 140 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. In addition, we also recorded $7 million of exit costs related primarily to underutilized office space previously vacated in connection with our Reorganization of Business Program.

Asset Impairment Charges and Other Disposition Activities

During the first nine months of 2010, we recorded a net benefit of $5 million related primarily to proceeds received in connection with a terminated sales contract associated with our former facility in Dunfermline, Scotland and a $5 million non-cash impairment charge related to our former manufacturing facility in East Kilbride, Scotland.

Other Reorganization of Business Programs

In the first nine months of 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of December 31, 2010 we had no remaining severance, relocation or exit costs associated with these programs.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $744 million of cash and cash equivalents at September 30, 2011, $290 million was held by our U.S. subsidiaries and $454 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $50 million and $328 million in the first nine months of 2011 and 2010, respectively. The decrease in cash generated from operations is attributable to a decrease in accounts payable in connection with decreased levels of capital expenditures in 2011 as compared to 2010, costs associated with the closure of our Sendai, Japan and Toulouse, France facilities and the completion of our IPO in the first nine months of 2011. Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales) decreased to 59 days at September 30, 2011 from 57 days at December 31, 2010 and 63 days at October 1, 2010, principally due to the decrease in capital expenditures in the third quarter of 2011 versus the third quarter of 2010. Our days sales outstanding increased to 40 days at September 30, 2011 from 35 days at December 31, 2010 and decreased from 36 days at October 1, 2010, reflecting timing of collections of our receivables. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 116 days at September 30, 2011 from 101 days at December 31, 2010 and from 95 days at October 1, 2010. The increase in days of inventory on hand from the prior year period is indicative of the current challenging macroeconomic environment and inventory builds to support end-of-life products and the transfer of production from our Sendai, Japan and Toulouse, France facilities to our other fabrication facilities and outside foundry partners.

Investing Activities

Our net cash utilized for investing activities was $72 million and $253 million in the first nine months of 2011 and 2010, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The decrease in cash utilized for investing activities was predominately the result of (i) lower capital expenditures, which were $105 million and $224 million for the first nine months of 2011 and 2010, and represented 3% and 7% of net sales, respectively, and (ii) a decrease in cash paid for purchased licenses and other assets in the first nine months of 2011 as compared to the prior year period. The decrease in cash utilized for investing activities in the first nine months of 2011 was also impacted by $57 million in cash received primarily for the sale of our Tempe, Arizona facility (of which we are now leasing a portion) and $20 million in insurance proceeds received in connection with property damage to our Sendai, Japan facilities.

Financing Activities

Our net cash utilized for financing activities was $289 million and $358 million in the first nine months of 2011 and 2010, respectively. Cash flows related to financing activities in the first nine months of 2011 included the receipt of approximately $838 million in net cash proceeds upon completion of the IPO and the over-allotment exercise and $724 million in net cash proceeds in connection with the issuance of the 8.05% Unsecured Notes. These cash inflows were offset by the utilization of $1,851 million related to payments for principal and call premiums in connection with the IPO Debt Redemption, the Over-Allotment Debt Redemption and the Q3 2011 Refinancing Transaction, as well as open-market repurchases of senior unsecured notes and scheduled capital lease payments.

Cash flows related to financing activities in the first nine months of 2010 included the utilization of (i) $275 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments and (ii) $83 million in cash for costs incurred in connection with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions. In addition, the $2,880 million of proceeds from the issuance of the 10.75% Unsecured Notes, the 10.125% Secured Notes and the 9.25% Secured Notes were substantially offset by the prepayments of a portion of the Credit Facility and senior unsecured notes as part of the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions.

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Holdings I contributed the net proceeds from the IPO to Freescale Inc. to, along with cash on hand, prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand.

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

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with the senior secured credit facility (“the Credit Facility”) as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes are recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day redemption period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as one of the “Q3 2011 Debt Refinancing Transactions.”

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

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of the 10.75% Unsecured Notes. The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the senior unsecured floating rate notes due 2014 (“Floating Rate Notes”). This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Amended Credit Agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes.

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

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of the 10.125% Secured Notes in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under the Original Maturity Term Loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under the Original Maturity Term Loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.”

Open-Market Bond Repurchases

In the first nine months of 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

In the first nine months of 2010, Freescale Inc. repurchased $120 million of the 8.875% Unsecured Notes, $78 million of the PIK-Election Notes and $15 million of its Floating Rate Notes at a $15 million gain, net. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Credit Facility

At September 30, 2011, Freescale Inc.’s Credit Facility included the aforementioned $2,215 million Extended Term Loan and the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at September 30, 2011. The interest rate on the Extended Term Loan at September 30, 2011 was 4.5%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At September 30, 2011, the Replacement Revolver’s available capacity was $405 million, as reduced by $20 million of outstanding letters of credit.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,374 million in senior secured, senior unsecured and senior subordinated notes outstanding at September 30, 2011, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $298 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $764 million of senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.35% on September 30, 2011) plus 3.875% per annum.

8.05% Unsecured Notes

Freescale Inc. had an aggregate principal amount of $739 million in 8.05% Unsecured Notes outstanding at September 30, 2011. Interest is payable in arrears on every February 1st and August 1st commencing February 1, 2012. Relative to our overall indebtedness, the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, joint and severally, the 8.05% Unsecured Notes on a senior unsecured basis. (Refer to the guarantees discussion in Note 4, “Debt,” to our consolidated financial statement in our December 31, 2010 Annual Report on Form 10-K/A for further information.)

Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 8.05% Indenture. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of the 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Registration Agreement

On July 28, 2011, Freescale Inc.’s registration statement on Form S-4 was declared effective by the SEC registering Freescale Inc’s offer to exchange its 10.75% Unsecured Notes and its 8.05% Unsecured Notes for registered securities with substantially identical terms (the “Exchange Offer”). The registration statement was filed pursuant to Freescale Inc.’s obligation under the Registration Rights Agreements entered into in connection with the issuance of the 10.75% Unsecured Notes and the 8.05% Unsecured Notes which required Freescale Inc. to complete the Exchange Offer for these notes within 360 days from their issue date. The Exchange Offer expired on August 25, 2011. Outstanding 10.75% Unsecured Notes and 8.05% Unsecured Notes that were not tendered for exchange in the Exchange Offer remain outstanding and continue to accrue interest and are entitled to the rights and benefits that such holders have under the indentures related to such outstanding notes, except for any rights under the applicable Registration Rights Agreement which terminated upon consummation of the Exchange Offer.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap contracts.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing. As of September 30, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of September 30, 2011, future obligated debt service principal payments are $0 in the fourth quarter of 2011, $0 in 2012, $0 in 2013, $355 million in 2014, $0 in 2015, $2,979 million in 2016 and $3,255 million thereafter.

In the third quarter of 2011, in accordance with the terms of the Credit Facility, Freescale Inc applied the prepayments of debt under the Credit Facility made in connection with the A&E Arrangement to offset current and future quarterly installment principal payments on the Extended Term Loan. Therefore, no further quarterly installment principal payments are required under the Credit facility.

Fair Value

At September 30, 2011 and December 31, 2010, the fair value of the aggregate principal amount of our long-term debt was approximately $6,427 million and $7,863 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s senior notes and Credit Facility. Adjusted EBITDA is net loss adjusted for certain non-cash and other items that are included in net loss. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1 except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the Credit Facility, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the senior notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, unless otherwise permitted by the applicable indenture. (For a description of the applicable ratios, refer to “Financing Activities – Senior Credit Facilities and “– Existing Notes” within the “Liquidity and Capital Resources” discussion in our December 31, 2010 Annual Report on Form 10-K/A.) Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of September 30, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio.

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

(in millions)	Twelve Months Ended September 30, 2011
Net loss	$(506)
Interest expense, net	577
Income tax benefit	(9)
Depreciation and amortization expense	809
Non-cash share-based compensation expense (a)	26
Fair value adjustment on interest rate and commodity derivatives (b)	—
Loss on extinguishment or modification of long-term debt, net (c)	97
Reorganization of business and other (d)	162
Cost savings (e)	116
Other terms (f)	40

Adjusted EBITDA	$1,312

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modifications of our long-term debt, net.
(d)	Reflects charges related to our reorganization of business programs and other charges.
(e)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $60 million over the remainder of 2011, approximately $40 million in 2012 and approximately $100 million thereafter in connection with the Reorganization of Business Program and the closure of the Sendai, Japan and Toulouse, France fabrication facilities; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of September 30, 2011 of $744 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $405 million as of September 30, 2011, as reduced by $20 million of outstanding letters of credit.

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

The fair value of the aggregate principal amount of our long-term debt approximates $6,427 million at September 30, 2011, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) and interest rate cap agreements was a net obligation of $8 million at September 30, 2011. The fair value of our interest rate swaps was estimated based on the yield curve at September 30, 2011, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at September 30, 2011. A 100 basis point change in interest rates would increase the fair value of our long-term debt by $183 million and increase the net obligation under our interest rate swap and interest rate cap agreements by $2 million.

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

At September 30, 2011, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $125 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of $1 million at September 30, 2011. Forward contract gains/(losses) of $2 million and ($1) million for the first nine months of 2011 and 2010, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 30, 2011
Euro	$38
Malaysian Ringgit	$19
Swedish Krona	$8
Israeli Shekel	$6
Taiwan Dollar	$(12)
Japanese Yen	$(25)

At September 30, 2011, we also had Malaysian Ringgit forward contracts designated as cash flow hedges with an aggregate notional amount of $61 million and a fair value of a net unrealized loss of less than $1 million. These forward contracts have original maturities of less than one year. A gain of $1 million for the first nine months of 2011 was recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward and option contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $47 million as of September 30, 2011, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

In addition to our foreign exchange financial instruments, at September 30, 2011, we had outstanding gold swap contracts designated as accounting hedges with notional amounts totaling 27,200 ounces. A net gain of $3 million was recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized results attributable to, as well as the change in fair value associated with, these gold swap contracts up to the date of designation. In addition, a net loss of $4 million was recorded in other comprehensive expense related to our unrealized results attributable to these gold swap contracts after the date of designation through September 30, 2011. All of these outstanding gold swap contracts have original maturities of 15 months or less.

As of September 30, 2011, we have provided $4 million in collateral to two of our counterparties in connection with our foreign exchange and gold hedging programs.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2010 Annual Report on Form 10-K/A. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three and nine months ended September 30, 2011. However, we cannot provide assurance that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Refer to Part I, Item 3: Legal Proceedings of our December 31, 2010 Annual Report on Form 10-K/A and our April 1, 2011 and July 1, 2011 Quarterly Reports on Form 10-Q for further information.

Item 1A:	Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. For a description of additional risk factors affecting our business and results of operations, refer to our December 31, 2010 Annual Report on Form 10-K/A.

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

The contractual rights and significant ownership by the Sponsors may delay, deter or prevent acts that may be favored by our other shareholders, including a change of control of us. The interests of the Sponsors may not always coincide with our interests or the interests of our other shareholders, and the Sponsors may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders.

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

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (NYSE), and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Our Sponsors continue to control a majority of the voting power of our outstanding common shares through their ownership of Freescale LP. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We utilize each of these exemptions. As a result, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

We are a Bermuda exempted company. The significance of our being a Bermuda entity is that the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. One of our directors is not a resident of the United States and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on such director or any future non-resident directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. federal securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or any non-resident directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our non-resident directors or officers under the securities laws of other jurisdictions. We have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that there is no treaty in effect between the United States and Bermuda providing for enforcement of judgments of U.S. courts and that there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.

Furthermore, we have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that the Bermuda courts will not recognize or give effect to U.S. federal securities laws that such Bermuda courts consider to be procedural in nature, are revenue or penal laws or the application of which would be inconsistent with public policy in Bermuda. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, will not be recognized or given effect to in any action brought before a court of competent jurisdiction in Bermuda where the application of such remedies would be inconsistent with public policy in Bermuda. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violations of U.S. federal securities laws because those laws do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Shareholders of a Bermuda company may have a cause of action against us or our directors for breach of any duty in the bye-laws or any shareholder’s agreement owed personally by us to the shareholder. Directors of a Bermuda company may be liable to the company for breach of their duties as directors to that company under the Companies Act 1981, as amended, of Bermuda (the “Companies Act”) and at common law. Such actions must, as a general rule, be brought by the company. Where the directors have carried on an act which is ultra vires or illegal, then the shareholder has the right, with leave of the court, to bring a derivative action to sue the directors on behalf of the company with any damages awarded going to the company itself. Shareholders are also able to take action against a company if the affairs of the company are being conducted in a manner which is oppressive or unfairly prejudicial to the shareholders or some number of them and to seek either a winding-up order or an alternative remedy, if a winding-up order would be unfairly prejudicial to them.

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

We have no direct operations and derive all of our cash flow from our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments or distributions to meet our operating needs. Legal and contractual restrictions in any existing and future outstanding indebtedness we or our subsidiaries incur, including the senior credit facilities and the indentures governing Freescale Inc.’s senior notes, may limit our ability to obtain cash from our subsidiaries. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

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

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Dated: October 21, 2011	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer