Form 10-K
period 2011-12-31
Freescale Semiconductor Holdings I, Ltd.
filed 2012-02-03
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-141128-05

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	98-0522138
(Jurisdiction)	(I.R.S. Employer Identification No.)

6501 William Cannon Drive West Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

(512) 895-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant was approximately $974,309,508 as of July 1, 2011 (based on the closing price as quoted on the New York Stock Exchange on that date). As of January 27, 2012, there were 245,835,050 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “2012 Proxy Statement”) for the 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

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

Overview

We are a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single- and multi-core microprocessors (MPUs), applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including over 6,000 patent families, allowing us to serve our customers through our direct sales force and distribution partners. We sell our products directly to original equipment manufacturers (“OEMs”), distributors, original design manufacturers and contract manufacturers through our global sales force. Our close customer relationships have been built upon years of collaborative product development.

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

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. Growing electronic content in automobiles, increasing network bandwidth, connected industrial and medical electronics, context-based sensing, the proliferation of smart mobile devices and the increasing importance of power efficiency are the growth drivers of our business.

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

Increasing Proliferation of Embedded Processing Solutions

Embedded processors are stand-alone semiconductors that perform dedicated or embedded computing functions in electronic systems. They provide the core functionality within electronic systems adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. These products can be programmed to address specific requirements of electronic systems in a wide variety of applications and products. Embedded processing solutions combine an embedded processor, most commonly a MCU, a MPU or a DSP, with software and various sensors, interfaces, analog, power management, RF and networking capabilities.

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

	Automotive	Networking	Industrial	Consumer
Key Applications	Automotive safety & chassis Powertrain & engine management Body & security Automotive driver information & infotainment systems Traditional, hybrid & all-electric automotive powertrains	Wired & wireless infrastructure (basestations) Enterprise switching & routing Security appliances Networked printing, imaging & gateways Cloud computing Femto / pico cell wireless basestations	Consumer appliances Building & factory automation Portable medical devices Smart grid & smart energy meters	Smart mobile devices RF remote controls Electronic gaming Home multimedia

Growth Drivers	Increasing unit sales of automobiles worldwide Increasing semiconductor content per vehicle Government requirements & consumer demands for increased safety, efficiency	Proliferation of smart mobile devices, mobile data Increasing demand for bandwidth, cloud computing Digital content creation, distribution and consumption	Power efficiency considerations Increasing need for precision Machine to machine connectivity	Digital content creation, distribution and consumption Proliferation of smart mobile devices Gaming

Automotive Market

Growth in semiconductor sales to the global automotive market, which includes applications for powertrain, driver safety, engine management and driver information and convenience systems relies on global economic trends and growth in semiconductor content per vehicle. Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, extensive design-in timeframes and long product life cycles resulting in significant barriers to entry and increased revenue visibility.

Semiconductor content per vehicle is increasing because of government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes and consumer demand for greater fuel efficiency and new comfort and multimedia applications. Automotive safety features are evolving from passive safety to integrated active and passive safety systems, with regulatory actions in North America, Europe, China and Korea driving increases in applications such as tire pressure monitoring, electronic stability control, occupant detection and advanced driver assistance systems. We expect this evolution to continue at an accelerated rate. Semiconductor content is also increasing in engine management and fuel economy applications, occupant comfort and convenience systems and user interface applications. In addition, the use of networking in automotive applications is increasing as various sub-systems communicate within the automobile and with devices and networks external to the automobile. Semiconductors enable significant energy efficiency improvements in electric and hybrid vehicles, which can contain nearly double the dollar amount of electronics compared to a gasoline-only powered vehicle.

Networking Market

Growth in the networking market is driven by strong consumer demand for digital content, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce that requires constant connectivity to real-time data. Wireless, enterprise and Internet traffic is rapidly increasing due to trends including greater adoption of mobile Internet services and smart mobile devices, cloud computing, Internet protocol television and online gaming. New media-rich applications for both consumers and enterprises, like video sharing sites, social networks, HD movie downloads, video conferencing and online gaming are the major drivers of growth. In the future, Internet delivery of video to TVs and mobile devices followed by cost-effective, HD interactive video communications is expected to fuel the growth of video traffic over the Internet.

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

Industrial Market

The industrial market is comprised of a wide variety of diverse submarkets such as smart energy and smart meters, white goods, machine-to-machine connectivity, portable medical devices, and home and building automation. The demand for energy conservation, including the increased adoption of electronic utility metering, also commonly known as smart meters, drives increased semiconductor demand. These smart meters incorporate semiconductors to enable precision metrology and connectivity with the power grid and home networks. In the white goods market, consumer appliances such as refrigerators and washing machines require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through touch controls. The use of machine-to-machine connectivity in commercial and industrial environments also is increasing. This technology allows a device, such as a sensor or a meter, to capture an event, such as a temperature reading or inventory level, and turn it into meaningful information (for example, by communicating that an item needs restocking). The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies, and the need for portability in emerging markets, creating demand for precision analog, connectivity and ultra low-power components.

Consumer Market

Growth in the consumer market is driven by the demand for an assortment of rich media content that is increasingly consumed on a variety of smart mobile devices such as smart phones and tablets. In addition, the application of sensors in consumer devices such as mobile phones and other smart mobile devices is expanding rapidly due to the increasing demand for display rotation and touch screen interfaces. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the performance, cost, quality, and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors, sensors, and power management integrated circuits (ICs).

Our Competitive Strengths

We possess a number of competitive strengths that we believe allow us to capitalize on growth opportunities in the semiconductor industry including the following:

Worldwide leader in embedded processing. We have one of the most comprehensive and technologically advanced embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors, including specifically within communications processors, automotive MCUs, RF power devices for cellular and mobile wireless infrastructure and eReader applications processors. We have the ability to offer a full suite of embedded processors that leverage a mixture of proprietary and open processor architectures including ARM and Power Architecture technologies. We believe that our scale and breadth of products allow us to better serve our customers.

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

Strong intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. We believe that our $797 million research and development investment in 2011, which represented 17% of our net sales for the year, positions us to continue to grow our business over the long-term. We have a research and development staff of over 5,500 employees focusing on embedded processing and system-level solutions engineering. We have an extensive intellectual property portfolio that includes over 6,000 patent families covering key technologies used in products within our target markets. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.

Well-established, collaborative relationships with leading customers. We have established strong relationships with leading customers across our target markets through our highly experienced global sales and field engineering teams. Our close customer relationships have been built on years of collaborative product development and enable us to develop critical expertise regarding our customers’ requirements. This system-level expertise, close collaboration with our customers and the mission critical role our products perform in electronic systems have allowed our products to be designed into multiple generations of our customers’ products.

Efficient operating model with lean manufacturing base. Our variable and low-cost operating model enabled by our lean manufacturing base allows us to operate with greater flexibility and at reduced cost. We maintain our internal manufacturing capacity to produce the majority of our products that require our differentiated and specialty process technologies and exclusively utilize third party foundry partners for process nodes at and below 65 nanometers. This enables us to maximize our responsiveness to customer demand and to reduce our investments in manufacturing capacity and process technology.

Executive management team with proven history of success. We have a highly experienced executive management team with deep industry knowledge and a strong execution track record. Our Chairman and Chief Executive Officer, Rich Beyer, was hired in 2008 to lead our transformation efforts and has assembled an executive team that brings an average of over 27 years experience in the semiconductor and broader high-technology industries. Since 2008, our management team has driven the significant improvement in our gross margin, successfully refocused our research and development activities, streamlined our manufacturing footprint and improved our capital structure.

Our Strategy

We work to capitalize on the proliferation of embedded processing and to leverage our leading embedded processor technology and platform-level solutions in each of our target markets. We believe our scale, broad technology portfolio, focused research and development investment, differentiated products and close customer relationships position us to grow at rates in excess of those of our target markets. The key elements of this strategy are to:

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

Rapidly deliver first-to-market highly differentiated products and platform-level solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of first-to-market products and platform-level solutions in our target markets. For example, we were early to market with the following products: our Qorivva MCU family, which offers a total suite of capabilities across the entire product portfolio, at the 55 nanometer process node; and our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, which offer advantages in processing speed and power consumption in the networking market. We intend to continue to leverage our research and development and design capabilities to deliver early to market products and platform-level solutions.

Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in underpenetrated end markets and geographies. We believe that our distribution partners provide us access to a significant number of potential customers. We provide training to our distribution partners’ field application and sales engineers to provide coverage and support for our products to those distribution partners. We have created additional incentive programs and are making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis line of MCUs, which incorporate the ARM Cortex-M4 architecture, and our Xtrinsic line of intelligent sensors.

Leverage our presence in emerging markets to drive growth. We believe that we are well positioned to significantly grow in emerging markets given our history in China (over 35 years), India (over 14 years) and Brazil (over 15 years). For example, our commitment to China and India includes nine research and development centers and five sales offices strategically positioned in these emerging markets. We intend to continue our focus on emerging markets to drive growth in our business.

Improve gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yield and test time reductions, manufacturing footprint reduction and portfolio mix enhancement. Our efforts include the closure of our 150 millimeter facilities, which has and continues to result in significant fixed cost reductions and utilization improvement as products are transitioned to our more efficient 200 millimeter wafer fabrication facilities. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue to efficiently manage our capital expenditures. We believe we are well-positioned to achieve improvements in margins and cash flow as the 150 millimeter facilities transition is completed, and we execute on our other margin initiatives.

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

We have aligned our product revenues into three focused product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. We recently announced a realignment into two strategic product design groups effective the first quarter of 2012: the Automotive, Industrial and Multi-Market Solutions Group and the Networking and Multimedia Solutions Group. We believe that this market-based structure will better position us to provide more highly integrated solutions to our target markets and will also create a more effective and collaborative configuration of company resources, improved efficiency and greater customer support.

Microcontrollers

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

Our MCU product portfolio ranges from ultra low power, low end 8-bit products to high performance 32-bit products with on-board flash memory. We have migrated much of our portfolio to our new 90-nanometer process technologies. We recently introduced the new Qorivva product line based on Power Architecture technology, which is the industry’s most powerful MCU developed utilizing 55 nanometer process technology. Our portfolio is highly scalable, and coupled with our extensive software tools such as CodeWarrior, enables our customers to more easily design in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities. We have integrated touch sensing software in our 8-bit S08 MCUs and our 32-bit ColdFire MCUs, minimizing system complexity for customers who need to add touch sensing to their system user interfaces. We have also introduced optimized Power Architecture-based 32-bit products for the automotive and industrial markets and 32-bit ColdFire and Kinetis products for industrial markets. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex-M4 processor for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of ARM Cortex-M4 MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, mixed signal and memory scalability. Similar to our Kinetis line, our 16-bit digital signal controllers are primarily used in the consumer appliance market where they manage motor control and enable quieter and more energy efficient consumer appliances. For the automotive market, we have recently introduced our highly integrated, mixed signal MagniV product line, enabling further system level integration for a wide range of applications, such as window lifts, wipers, instrument clusters and fuel pumps.

Wireless Connectivity

Our wireless connectivity products provide low power wireless communications functionality for the industrial and consumer markets. Our wireless products utilize the IEEE standard 802.15.4, which is also the basis for the Zigbee wireless specification, for devices and applications that utilize a low data rate and require long battery life and secure networking. We integrate this technology in our solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls and home automation.

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

A key component to our platform-level solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. Our historical software acquisitions have provided the foundation for the VortiQa software suite. We continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. An example of this type of investment is the strategic alliances we have formed with embedded software partners ENEA Systems, Green Hills Software and Mentor Graphics. These strategic alliances are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multi-core processors and the tools required to assimilate them into their end products.

Digital Signal Processors

Digital signal processors are MPUs that can perform advanced calculations very rapidly on a real-time basis. Within networking products, DSPs are utilized to perform functions such as baseband modem processing. We are on our fifth generation of multi-core digital signal processing technology. Our DSP portfolio includes single-core to multi-core DSPs based on the StarCore architecture integrated with specific wireless acceleration technology. These products enable baseband processing in the wireless base station market, support multiple air-interfaces in cellular networks such as LTE, HSPA+, TD-SCDMA, CDMA2000K and WiMAX, at leading wireless infrastructure OEMs worldwide. Our DSPs used in conjunction with our communications processors give us a broad portfolio in the market to satisfy wireless infrastructure requirements.

Applications Processors

Applications processors consist of a computing core with embedded memory and special purpose hardware and software for multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive driver information and infotainment systems and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors are designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. We collaborated with ARM Inc. to establish the Linaro Company software alliance to develop open source standards based on Linux that are intended to increase the speed of development of next generation consumer devices.

Radio Frequency Devices

Our products amplify RF signals in preparation for transmission of a communications signal over a wireless telecommunications network, from 2G to 4G, and for use in other markets such as avionics, broadcast, military applications, lighting, scientific and medical. Our RF devices target the wireless communications market and provide solutions for all of the major frequency bands and modulation formats, such as GSM, EDGE, CDMA, iDen, digital television, W-CDMA, TD-SCDMA, WiMAX and LTE. Applications for our RF infrastructure products include general purpose amplifiers, low noise amplifiers, attenuators, basestation IC drivers, base station module pre-drivers and RF high-power transistors. We have consistently provided market leadership in a broad range of RF products.

Analog, Mixed-Signal and Power Management Integrated Circuits

Our analog, mixed-signal and power management ICs perform various functions, including driving actuators (such as in motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for electronic systems. These advanced analog and mixed-signal devices perform audio processing, backlight management / control, power management and charging functions. The product portfolio includes an array of system-on-a-chip (SoC) solutions that allow the integration of significant amounts of digital processing logic in conjunction with sophisticated analog functionality. Examples of how our analog and mixed-signal and power management semiconductors play a critical role in key applications include highly efficient and safe battery management for hybrid and all-electric vehicles and power management ICs integrated with processors for consumer and industrial applications. These products are sold into all of our markets, frequently as part of our platform-level solutions, as well as specialized components.

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

•    RF ICs (power transistors, amplifiers, receivers, tuners)

•    Applications processors (i.MX 32-bit multi-core processors built on the ARM architecture)

•    Wireless connectivity (IEEE 802.15.4 / Zigbee low power wireless)

•    powertrain & hybrid

•    body & security

•    chassis & safety

•    driver informaiton and infotainment systems

•    factory automation & drives

•    building control & HVAC

•    smart metering & smart grid

•    medical

•    consumer appliances

•    transportation & aerospace

•    general embedded industrial

•    smart mobile devices

•    RF remote controls

•    electronic gaming

•    home multimedia

•    wireless infrastructure (basestations)

•    small business / SOHO

•    enterprise

•    femto / pico wireless basestations

•    networked printing & imaging

•    cloud computing

Cellular Products

Product offerings in our cellular handset product portfolio include baseband processors, power management ICs and RF subsystems. These products focus on digital basebands, RF transceivers and single-chip radios for GSM/EDGE, W-CDMA and iDen network protocols.

Sales and Marketing

We sell our products directly to OEMs, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our direct sales force is organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. As of December 31, 2011, we had 47 sales offices located in 22 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Our distribution sales network provides an opportunity for us to offer our products and services to a wider array of customers.

In each of 2011, 2010 and 2009, 83% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 44%, 27%, 22% and 7%, respectively, of our net sales in 2011.

Research and Development

Our research and development activities comprise both product and technology development. Our technology development programs, including SoC design and packaging and process technology, support our product design engineering efforts. With regard to the design function, development of our key intellectual property, combined with third party intellectual property, form the basic building blocks that are integrated together in the form of a SoC which defines our product attributes. Package technology development is focused on meeting performance requirements in the extreme environmental conditions of the automotive market and achieving the high performance requirements of the networking market and the high power requirements of the RF market. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), smart power, RF and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products. Our research and development locations include facilities in the United States, Brazil, Canada, Mexico, Czech Republic, France, Germany, Israel, Romania, Russia, United Kingdom, China, India and Malaysia.

During 2011, we focused our research and development initiatives on growth markets and key market leadership positions where we believe attractive growth opportunities exist over the long-term. Research and development expense was $797 million, $782 million and $833 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. We also utilize a balance of internal capabilities and contract manufacturing services for standard complementary metal oxide semiconductor (CMOS) processes and high-volume products. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies smaller than 90 nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and enhance cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer sizes and scale down to 45-nanometer technologies.

Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2011, approximately 27% of our front-end manufacturing was outsourced to wafer foundries. We outsourced approximately 38% of our back-end manufacturing to assembly and test subcontractors, based on total units produced in 2011. Both of these percentages may change as our business and our product mix changes. We continually evaluate our manufacturing model in order to improve our supply competitiveness, gross margin and cash flows.

We own and operate six manufacturing facilities, of which four are wafer fabrication facilities and two are assembly and test facilities. These facilities are certified to the ISO/TS 16949:2009 international quality standards. This technical specification aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry. These operations also are certified to ISO 9001:2000. Our ISO 14001 management systems are designed to meet and exceed regulatory requirements. We have ISO 14001 certified manufacturing operations in the United States, France, China and Malaysia. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Oak Hill, Austin, Texas	Power management devices Sensors RF laterally diffused metal oxide semiconductor (LDMOS) devices RF transceivers / amplifiers	200 millimeter wafers CMOS, bipolar CMOS (BiCMOS), Sensors, LDMOS Power CMOS, HDTMOS 0.25 micron

Chandler, Arizona	MCUs Power management devices	200 millimeter wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	MPUs MCUs Power management devices	200 millimeter wafers Advanced CMOS, system-on-a-chip Embedded NVM, Power CMOS 90 nanometer

Toulouse, France (*)	Power management devices Motor controllers	150 millimeter wafers Power CMOS 0.5 micron

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	MPUs MCUs Power management devices Analog and mixed-signal devices RF devices Sensors

Tianjin, China	MPUs MCUs Power management devices Analog and mixed-signal devices Baseband processors

(*)	The operations at this facility are scheduled to close in the second quarter of 2012.

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

Our business continuity plan covers issues related to continuing operations (for example, continuity of manufacturing and supply to customers), crisis management of our business sites (for example, prevention and recovery from computer, data, hardware and software loss) and information protection. We perform annual risk assessments at each site, reviewing activities, scenarios, risks and actual events and conducting annual test drills. Generally, we maintain multiple sources of supply of high running qualified technologies. We also require our suppliers to maintain business continuity plans.

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

The majority of the markets in which we compete are mature and include established competitors with substantial experience. Although product life cycles and the degree of complexity varies by end market, our primary competitors generally offer products that have similar breadth, depth and design complexity. Our competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Electronics Corporation, STMicroelectronics, Microchip Technology Incorporated, Atmel Corporation, Analog Devices Incorporated, Cavium Networks, Inc. and Texas Instruments Incorporated.

Backlog

Our backlog was $844 million at December 31, 2011 compared to $1.1 billion at December 31, 2010. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only orders expected to be fulfilled during the next 13 weeks are reported. An order is removed from backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment and delivery schedules under outstanding purchase orders are frequently revised in response to changes in customer needs without significant penalty. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date is not the sole indicator of future results.

Intellectual Property

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenues. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of over 6,000 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. When and if issued, patents are typically valid for 20 years from the date of filing the application. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released on April 2011, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted “troubling ‘indigenous innovation’ policies that may unfairly disadvantage rights holders in China,” and in India, the report noted “a weak legal framework” and ineffective overall intellectual property rights enforcement. In addition, Malaysia was identified as a country where enforcement efforts are hampered by a lack of follow-up investigations and effective prosecutions. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

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

Employees

As of December 31, 2011, we employed approximately 18,000 full-time employees. Our U.S. employees are not represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

Financial Information about Geographic Areas

Refer to “Item 1A: Risk Factors” below for a discussion of the risks associated with our operations in certain geographic areas and to Note 12 to our accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for financial information by country.

Item 1A:	Risk Factors

Set forth below, and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC), are risks and uncertainties that could cause our actual results to materially differ from the results contemplated. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations

We have a history of losses. If net sales grow more slowly than anticipated and operational costs increase, we may be unable to achieve or maintain profitability.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 43%, 44% and 46% of our net sales in 2011, 2010 and 2009, respectively. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. Other than Continental Automotive and Motorola, no other end customer represented more than 10% of our total net sales in any of the last three years. Continental Automotive represented 13%, 12% and 11% of our total net sales in 2011, 2010 and 2009, respectively, and Motorola represented 10% of our total net sales in 2009.

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

We are highly leveraged. As of December 31, 2011, our total consolidated indebtedness (all of which has been incurred by our indirect subsidiary, Freescale Semiconductor, Inc., a Delaware corporation (“Freescale Inc.”), was approximately $6,589 million, and our subsidiaries also have an additional $408 million available for borrowing under a revolving credit facility after taking into account $17 million in outstanding letters of credit. The Company is a guarantor of all of this debt. Freescale Inc. has not defaulted under any of this indebtedness. Since the acquisition by the Consortium in 2006, our indebtedness has consisted of the senior credit facilities, senior and senior subordinated notes, a small working capital line of credit at a foreign subsidiary that is no longer outstanding and an insignificant amount of notes previously issued by Freescale Inc. that remained outstanding after the acquisition. Freescale Inc. has not defaulted under any of this indebtedness.

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

At December 31, 2011, our indebtedness (all of which has been incurred by Freescale Inc. and guaranteed by us), included (i) the revolving credit facility with a committed capacity of $425 million (subject to increase to $500 million in certain circumstances) and no amounts outstanding thereunder (without giving effect to $17 million in outstanding letters of credit), which will be available through July 1, 2016; (ii) $2,215 million outstanding under a term loan due December 1, 2016; (iii) $355 million aggregate principal amount outstanding under senior unsecured notes due 2014; (iv) $764 million aggregate principal amount outstanding under senior subordinated notes due 2016; (v) $2,043 million aggregate principal amount outstanding under senior secured notes due 2018; and (vi) $1,212 million aggregate principal amount outstanding under senior unsecured notes due 2020.

Despite our high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, an additional $408 million is available for borrowing under the new revolving credit facility after taking into account $17 million in outstanding letters of credit.

If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation. In addition, we are unable to engage in specified activities if we fail to meet specified ratios under our debt agreements.

Our cash interest expense for the years ended December 31, 2011, 2010 and 2009 was $554 million, $537 million and $444 million, respectively. This does not include interest paid on previously outstanding bonds using a “payment-in-kind” feature that permitted us to issue additional debt to pay the accrued interest in lieu of cash interest payments. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable and, in the case of our secured debt, foreclose against the assets securing the debt, and we could be forced into bankruptcy or liquidation.

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

Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under our debt agreements, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the senior credit facilities, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the senior credit facilities) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the senior credit facilities) is no greater than 6.5:1, except as otherwise permitted by the senior credit facilities. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. As of December 31, 2011, Freescale Inc. met the total leverage ratio, the fixed charge ratio and the senior secured first lien leverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. At such time, Freescale Inc.’s consolidated secured debt ratio was 3.43:1. Accordingly, we are currently restricted from having liens on assets securing indebtedness without also securing the notes, except as otherwise permitted by the indentures. However, the fact that we do not meet this ratio in the indentures does not result in any default thereunder.

Increases in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates could adversely affect our financial condition. LIBOR (the interest rate index on which our variable rate debt is based) fluctuates on a regular basis. At December 31, 2011, we had approximately $2,272 million aggregate principal amount of variable interest rate indebtedness under the senior unsecured floating rate notes and the senior credit facilities. Any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. Based on our variable interest rate debt outstanding at December 31, 2011, a 100 basis point increase in LIBOR rates would increase our annual interest expense by approximately $23 million. As a protection against rising interest rates, we have entered and may in the future enter into agreements such as interest rate swap and cap contracts. However, the other parties to the agreements may fail to perform; the terms may be unfavorable to us depending on rate movements; and, such agreements may not completely protect us from increased interest expense in a particular situation.

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

We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 27% of our wafer fabrication and approximately 38% of our assembly, packaging and testing in 2011 to third-party contract manufacturers. If production or manufacturing capacity is delayed, reduced or eliminated at one or more of these facilities, manufacturing could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

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

In addition, purchasing rather than manufacturing these products may adversely affect our gross profit margin if the purchase costs of these products become higher than our own manufacturing costs would have been. Our internal manufacturing costs include depreciation and other fixed costs, while prices for products outsourced are based on market conditions. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter-to-quarter and, in cases of industry shortages, they can increase significantly, negatively impacting our gross margin.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our net sales or otherwise adversely affect our business, financial condition and results of operations.

A reduction or disruption in our production capacity or our supplies, or an incorrect forecast, could negatively impact our business.

Our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result of such problems, we may not be able to deliver products on time or in a cost-effective, competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. We have in the past experienced delays in delivery and product quality. Our failure to adequately manage our capacity or maintain product quality could have a negative impact on net sales and could harm our customer relationships.

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

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced. Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials, such as silicon wafers or specialized chemicals, or energy or other general supplier disruptions. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may encounter these problems in the future. In addition, a number of our supplies are obtained from a single source. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. In each of 2011, 2010 and 2009, 83% of our products were sold into countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world (e.g., financial instability in Europe);

•	the instability of international governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards and laws;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers; and

•	potentially burdensome taxation and changes in foreign tax laws.

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

A majority of our products are manufactured in Asia, primarily in China, Malaysia, Taiwan and Korea. Any of the factors set forth above impacting these countries, or any other conflict or uncertainty in these countries, including due to political unrest, public health or safety concerns or natural disasters (such as earthquakes), could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.

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

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of over 6,000 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical patents and patent applications that protect the same invention, covering different geographical regions. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

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

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, enforcement of patents and other intellectual property rights may be unavailable or limited in scope. The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the USTR annual “Special 301” Report released on April 2011, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted “troubling ‘indigenous innovation’ policies that may unfairly disadvantage rights holders in China,” and in India, the report noted “a weak legal framework” and ineffective overall intellectual property rights enforcement. In addition, Malaysia was identified as a country where enforcement efforts are hampered by a lack of follow-up investigations and effective prosecutions. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

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

Since 2008 we have significantly transformed our business and market strategy. This transformation program has included changes in our senior leadership team, winding down our cellular handset research and development and selling, general and administrative activities, restructuring research and development efforts, streamlining our manufacturing footprint, and improving our capital structure, including activities in connection with our transformation program. We have completed our transformation program, with the exception of completing the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we have chosen to extend the timing of the closure of our Toulouse, France manufacturing facility from the fourth quarter of 2011 to the second quarter of 2012. Furthermore, these transformation activities involve transitioning production from the Toulouse, France and Sendai, Japan sites to other manufacturing locations, building inventory to support such transition and potentially requiring our customers to “requalify” the products currently manufactured in those sites, which could adversely impact the expected cost reductions and level of sales to an extent we have not anticipated. If the closure of our 150 millimeter fabrication facility in Toulouse, France is delayed beyond the second quarter of 2012, the anticipated cost savings would be delayed, and we would continue to incur production and other costs related to the operation of this facility.

Because of the complex manufacturing process in the semiconductor industry, it is common that the same designed product may have varying performance characteristics based on the facility at which the product is manufactured. Therefore, it is typical in our industry for customers to “requalify” products when they are moved to a new manufacturing facility by confirming that the performance of the product made at the new facility meets the customer’s specifications. The user of the product determines whether requalification is required, based on applicable regulatory requirements and the user’s quality control procedures. We believe that it is likely that most of the products for which manufacturing is transitioned will be required to undergo requalification. The timing and extent of the requalification process varies significantly by product and by transition and could result in product delivery delays to our customers and to the ultimate end user. In addition, we could incur additional costs to ensure the necessary product specifications at the new facilities. It is difficult to predict whether the impact of the transitions and requalifications will be significant. Extended delays in product delivery or the inability to achieve product specifications could have a negative impact on our net sales, and significant additional costs could further impact operating margins. In addition, such events could have similar consequences for our customers, which could harm those customer relationships and adversely affect our business. We seek to mitigate these risks by building up product inventory in advance of a transition and have done so with respect to the closures of the manufacturing facilities in Toulouse, France and Sendai, Japan. Even if we fully execute these activities, there may be other unforeseeable and unintended factors or consequences that could adversely impact our business.

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

Our wafer fabrication facility in Sendai, Japan was seriously damaged on March 11, 2011, by a 9.0-magnitude earthquake which struck off the coast of Japan near that city. As a result of the significant damage and our previously announced plans to close the facility at the end of 2011, we determined not to reopen the facility following the earthquake. We incurred $118 million in asset impairment and inventory charges, net employee termination benefits, contract termination and other on-going closure costs in 2011 associated with earlier than expected closure of our Sendai, Japan facilities. As we finalize the closure and disposition of our Sendai, Japan wafer fabrication facility, we may incur additional charges associated with our employees and other costs associated with preparing our sites for sale.

Our Sponsors control us and may act in a manner that advances their best interests and not necessarily those of other shareholders.

A consortium of private equity funds, referred to as our “Sponsors,” who control Freescale LP, own 80% of our issued and outstanding common shares. In addition, our Sponsors elected two individuals designated by each Sponsor to serve on our Board of Directors. As a result, our Sponsors will continue to control our Board of Directors and will be able to influence or control all matters requiring approval by our shareholders, including:

•	the election of directors;

•	mergers, amalgamations, consolidations, takeovers or other business combinations involving us;

•	the sale of all or substantially all of our assets and other decisions affecting our capital structure;

•	the amendment of our memorandum of association and our bye-laws; and

•	our winding up and dissolution.

In addition, pursuant to the shareholders agreement entered upon the completion of our Initial Public Offering (IPO), for so long as Freescale LP and our Sponsors collectively own, in the aggregate, at least 50% of our then issued and outstanding common shares, certain actions by us or our subsidiaries will require the approval of at least a majority of our Sponsors acting through their respective director designees in addition to any other vote by our board or shareholders. The actions requiring Sponsor approval include change of control transactions, the acquisition or sale of any asset in excess of $150 million, the incurrence of indebtedness in excess of $250 million, making any loan, advance or capital contribution in excess of $150 million, equity issuances in excess of $25 million, the approval and registration of equity securities in connection with a public offering, changes in the nature of our or our subsidiaries’ business, changes to our jurisdiction of incorporation, hiring or removing the Chief Executive Officer, the commencement or settlement of any litigation over $50 million and changing the number of directors on the Board.

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

We utilize each of these exemptions. As a result, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2011 we owned 11 facilities and leased 65 facilities. Our total square footage consists of approximately 10 million square feet, of which approximately 7 million square feet is owned and approximately 3 million square feet is leased. Our remaining lease terms range from 1 to 8 years.

The following table describes our facilities as of December 31, 2011:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	3 owned facilities, 25 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	4.6 million	1.9 million

Asia	6 owned facilities, 19 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China	1.9 million	0.4 million

Europe, Middle East, Africa	2 owned facilities, 21 leased facilities	Toulouse, France (1) Munich, Germany Tel Aviv, Israel	0.9 million	0.4 million

(1)	The manufacturing operations at this facility are scheduled to cease in the second quarter of 2012.

We believe that all of our facilities and equipment are in good condition, are well maintained and are adequate for our present operations.

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced.

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

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in the United States and other jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. Environmental requirements may become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws. Please refer to Note 8 to our accompanying consolidated financial statements included elsewhere in this Annual Report for additional information regarding the amounts we have accrued related to our environmental remediation obligations.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. In addition, we entered into an agreement with the EPA to test for vapors emanating from the soil in Operable Unit One and in residential areas adjacent to Operable Unit One. Based on the preliminary results of the vapor studies, we agreed to undertake certain limited remedial actions in areas where the results exceeded certain EPA standards. We do not expect the cost of these remedial actions to be material. The EPA has not announced a final remedy for Operable Unit One, and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a Record of Decision in July 1994, and subsequently issued a Consent Decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $42 million as of December 31, 2011, approximately 71% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola, have been identified in relation to Operable Unit Three. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material.

56th Street Facility, Phoenix, AZ. In 1985, the EPA initiated an inquiry concerning the former Motorola facility located on 56th Street in Phoenix, Arizona following the discovery of organic compounds in certain local area wells. Motorola completed several remedial actions at this site including soil excavation and cleanup. We subsequently undertook voluntary negotiations with ADEQ, which assumed primary responsibility for this matter in 2004 under the state’s Water Quality Assurance Revolving Fund Program. We have completed several remedial actions at this site, including soil excavation and cleanup, but continue managing well monitoring and extraction stations.

Item 4:	Removed and Reserved

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have traded on the New York Stock Exchange under the symbol “FSL” since our IPO on May 26, 2011. Prior to that date, there was no public trading market for our common shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares, as reported by the New York Stock Exchange (NYSE):

	Price Range
Year Ended December 31, 2011:	High	Low
Quarter ended July 1, 2011 (1)	$19.90	$14.29
Quarter ended September 30, 2011	$20.97	$9.43
Quarter ended December 31, 2011	$14.35	$9.92

(1)	Our common shares began trading on the NYSE on May 26, 2011.

Stock Performance Graph

The graph and table below compare the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from May 26, 2011 through December 31, 2011. The graph assumes that $100 was invested on May 26, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our IPO.

Comparison of 1 Year Cumulative Total Return*

Among Freescale Semiconductor, the S&P 500 Index and the PHLX (By Quarter)

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Cumulative Total Return by Quarter

Company/Index	May 26, 2011	July 1, 2011	September 30, 2011	December 31, 2011
FSL	$100	$107.75	$60.17	$69.01
S&P 500	$100	$101.05	$85.35	$94.86
PHLX	$100	$97.81	$79.23	$85.23

Holders

As of January 27, 2012, there were approximately 3,564 individual shareholders of our common shares.

Dividend Policy

We have not paid cash dividends on our common shares in the last two years. We do not intend to pay cash dividends on our common shares for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, reducing our debt and for general corporate purposes. In addition, our ability to pay cash dividends on our common shares or to receive distributions or other transfers from our subsidiaries to enable us to pay cash dividends on our common shares may be limited by restrictions under the terms of the agreements governing our and our subsidiaries’ existing and future outstanding indebtedness, including the Credit Facility and the indentures governing Freescale Inc.’s notes. Subject to the foregoing, the payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due; or (ii) that the realizable value of our assets would thereby be less than the aggregate of our liabilities, our issued share capital and our share premium accounts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6:	Selected Financial Data

Freescale Semiconductor Holdings I, Ltd.

Five Year Financial Summary

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating Results
Net sales	$4,572	$4,458	$3,508	$5,226	$5,722
Cost of sales	2,677	2,768	2,563	3,154	3,821

Gross margin	1,895	1,690	945	2,072	1,901
Selling, general and administrative	510	502	499	673	653
Research and development	797	782	833	1,140	1,139
Amortization expense for acquired intangible assets	232	467	486	1,042	1,310
Reorganization of businesses and other (1)	82	—	345	53	64
Impairment of goodwill and intangible assets (2)	—	—	—	6,981	449
Merger and separation expenses (3)	—	—	—	11	5

Operating earnings (loss)	274	(61)	(1,218)	(7,828)	(1,719)
(Loss) gain on extinguishment or modification of long-term debt, net (4)	(97)	(417)	2,296	79	—
Other expense, net (5)	(559)	(600)	(576)	(733)	(780)

(Loss) earnings before income taxes	(382)	(1,078)	502	(8,482)	(2,499)
Income tax expense (benefit)	28	(25)	(246)	(543)	(886)

Net (loss) earnings	$(410)	$(1,053)	$748	$(7,939)	$(1,613)

Net (loss) earnings per share (6)
Basic	$(1.82)	$(5.35)	$3.81	$(40.47)	$(8.22)
Diluted	$(1.82)	$(5.35)	$3.81	$(40.47)	$(8.22)
Weighted average common shares outstanding (6)
Basic	226	197	196	196	196
Diluted	227	197	196	197	196

Balance Sheet (End of Period)
Total cash and cash equivalents and short-term investments (7)	$772	$1,043	$1,363	$1,394	$751
Total assets	$3,415	$4,269	$5,093	$6,651	$15,117
Total debt and capital lease obligations	$6,592	$7,618	$7,552	$9,786	$9,497
Total stockholders’ (deficit) equity	$(4,480)	$(4,934)	$(3,894)	$(4,692)	$3,190

(1)	Charges in 2011 related to the termination of management agreements with affiliates and advisors of the Sponsors taken in connection with the IPO. (Refer to Note 11, “Certain Relationships and Related Party Transactions” in the accompanying audited consolidates financial statements for further discussion.) Additionally, we incurred charges related to our 150 millimeter fabrication facility and design center in Sendai, Japan after a massive earthquake caused extensive damage in March 2011. Charges in 2009 and 2008 related to a series of restructuring actions we initiated in 2008 to streamline our cost structure and redirect some research and development investments into growth markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization of Business and Other” for a description of these actions and charges. During 2007, we recorded severance costs as part of a program to improve our operational efficiencies and reduce costs and we also recorded impairment and exit costs associated with the closure of our wafer fabrication facility in Crolles, France.

(2)	In 2008, in connection with the termination of our agreement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively. During 2007, we began discussions regarding an existing supply agreement with Motorola and concluded that indicators of impairment existed related to the intangible assets associated with our wireless business. As a result, we recorded a $449 million impairment charge related to these assets in 2007.

(3)	Costs in 2008 reflect expenses related primarily to our acquisition of SigmaTel, Inc. Charges recorded in 2007 are attributable to merger-related expenses associated with the 2006 acquisition of Freescale Inc. by a consortium of private equity funds.

(4)	Charges in 2011 related to the extinguishment of debt and amendment to the Credit Facility in connection with the IPO. We also had additional debt refinancing and open market repurchases of our senior notes during 2011. Charges recorded in 2010 primarily reflect a net pre-tax charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization associated with the refinancing activities completed in 2010. These charges were partially offset by a $15 million net pre-tax gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. Gains recorded during 2009 primarily reflect a $2,264 million net pre-tax gain recorded in the first quarter of 2009 in connection with the debt exchange completed during the period. Gains recorded during 2008 reflect the net pre-tax gain related to open market repurchases of Freescale Inc.’s existing notes. The charge recorded in the predecessor period reflects the loss related to the full redemption of our floating rate notes due 2009.

(5)	Primarily reflects interest expense associated with our long-term debt for periods after the acquisition in 2006.

(6)	As adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2 of the accompanying Audited Consolidated Financial Statements.

(7)	The following table provides a reconciliation of total cash and cash equivalents and short-term investments to the amounts reported in our accompanying audited Consolidated Balance Sheets at December 31, 2008 and 2007 or in their accompanying Notes:

(in millions)	December 31, 2008	December 31, 2007
Cash and cash equivalents	$900	$206
Short-term investments	494	545

Total	$1,394	$751

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years ended December 31, 2011, 2010, and 2009. The following discussion of our results of operations and financial condition should be read in conjunction with our accompanying audited consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements. We refer to our principal shareholder, Freescale Holdings L.P., as “Freescale LP,” its general partner, Freescale Holdings G.P., Ltd., as “Freescale GP,” our direct subsidiary, Freescale Semiconductor Holdings II, Ltd., as “Holdings II” and our indirect subsidiaries, Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd. and Freescale Semiconductor Holdings V, Inc., as “Holdings III,” “Holdings IV,” and “Holdings V,” respectively.

Overview

Our Business. We are a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include MCUs, single-and multi-core MPUs, applications processors and DSPs. They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including RF, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio, including over 6,000 patent families, which allow us to serve our customers through our direct sales force and distribution partners.

Our broad product portfolio falls into three primary groupings, Microcontroller Solutions (MSG), Networking and Multimedia (NMG) and Radio Frequency, Analog and Sensor (RASG). We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our ten largest end customers accounted for approximately 43%, 44% and 46% of our net sales in 2011, 2010 and 2009, respectively. Other than Continental Automotive and Motorola, no other end customer represented more than 10% of our total net sales for any of the last three years. In each of 2011, 2010 and 2009, 83% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific, Europe, Middle East and Africa (EMEA), Americas and Japan regions represented approximately 44%, 27%, 22% and 7%, respectively, of our net sales in 2011.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our three primary groupings. Our MSG product line represents the largest component of our total net sales. MCUs and associated application development systems represented approximately 35%, 36% and 32% of our total net sales in 2011, 2010 and 2009, respectively. Demand for our MCU products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 67%, 64% and 64% of MSG’s net sales in 2011, 2010 and 2009, respectively. Our NMG product line, which includes communications processors and DSPs, networked multimedia devices and application processors, represented 26%, 28% and 27% of our total net sales in 2011, 2010 and 2009, respectively. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Our RASG product line, which includes RF devices, analog devices and sensors, represented 26%, 24% and 23% of our total net sales in 2011, 2010 and 2009, respectively. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure, and computer peripherals markets. The automotive end market accounted for 54%, 55% and 49% of RASG’s net sales in 2011, 2010 and 2009, respectively.

On June 1, 2011, we completed an IPO in which we sold 43,500,000 common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $742 million after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million attributable to the termination of various management agreements with affiliates or advisors of our Sponsors, and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment to our Credit Facility, including the issuance of the Replacement Revolver. (Refer to “Liquidity and Capital Resources—Financing Activities” for the definition and further discussion of capitalized terms in this paragraph.) The underwriters of our IPO subsequently exercised their over–allotment option, in part, and on June 14,

2011, we issued an additional 5,567,000 common shares at $18.00 per share. On July 14, 2011, we used the net proceeds from the over-allotment transaction along with cash on hand in the aggregate of $99 million to redeem additional outstanding indebtedness. In addition, on June 10, 2011, Freescale Inc. issued a new series of $750 million aggregate principal amount of senior notes with the intention to use the proceeds, along with cash on hand, to redeem other outstanding indebtedness. On July 11, 2011, we used the net proceeds from this issuance along with existing cash in the aggregate of $788 million to redeem such indebtedness. We anticipate annualized interest expense savings of approximately $60 million in connection with the resulting reduction in our long-term debt.

During the periods presented, we aligned our product revenues into three focused product design groups: MSG, NMG and RASG. We recently announced a realignment of our business into two strategic product design groups effective the first quarter of 2012: the Automotive, Industrial and Multi-Market Solutions Group and the Networking and Multimedia Solutions Group. Going forward, we believe that this market-based structure will better position us to provide more highly integrated solutions to our target markets and will also create a more effective and collaborative configuration of company resources, improved efficiency and greater customer support.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. During the second half of 2011, the pace of the global economic recovery slowed, and consequently, global macroeconomic demand for semiconductor products in certain markets, particularly in the networking and industrial markets, weakened compared to demand levels in the first half of 2011. We also experienced an accelerated decline in net sales to our legacy cellular handset customers in the second half of 2011.

Current economic uncertainty is continuing to impact our sales and profitability. We anticipate net sales for the first quarter of 2012 to decrease as a result of the global economic conditions impacting the networking markets, seasonal impact on consumer products and reduced demand for certain of our legacy cellular products. The lower sales volume will impact our ability to improve our gross margin and overall profitability. Net sales in 2012 will depend on the extent and pace of a general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our target markets, among other factors. For more information on trends and other factors affecting our business, see the “Risk Factors” section included elsewhere in this report.

Reorganization of Business Program. As a result of the downturn in global economic conditions, beginning in 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. As of December 31, 2011, we have completed these restructuring actions with the exception of the closure of our 150 millimeter facility in Toulouse, France as described below.

As part of this program, we announced in the second quarter of 2009 that we were executing a plan to exit our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan, and we have finalized the closure of the site.

Our facilities, equipment and inventory in Sendai, Japan experienced significant damage resulting from the earthquake, aftershocks and other difficulties associated with the resulting environment. We incurred $118 million in asset impairment and inventory charges, employee termination benefits, contract termination and other on-going closure costs in 2011 associated with the earlier than expected closure of our Sendai, Japan facilities. The majority of these charges consist of non-cash asset impairment charges of approximately $49 million and non-cash charges for damaged inventory of approximately $14 million. The remainder of these charges consisted of approximately $55 million of cash costs consisting of incremental termination benefits of approximately $9 million and contract termination and on-going closure costs of approximately $46 million. We have completed a majority of the payments associated with these activities as of December 31, 2011 and will conclude payments of the on-going closure costs by the end of the second quarter of 2012. These charges were partially offset by a $95 million benefit attributable to earthquake-related insurance recoveries, a $10 million benefit related to the sale of certain tools and equipment previously impaired and a $2 million settlement of our Sendai, Japan subsidiary’s pension plan liability. We continue to work with our insurers to finalize our business interruption claims and expect additional proceeds, but we cannot estimate the total amount of recoveries at this time. As we finalize the closure and disposition of our Sendai, Japan facilities, we may incur additional charges associated with our employees and other costs associated with preparing our sites for sale. These non-cash charges and cash costs do not take into consideration any potential cost savings resulting from the earlier than expected closure.

In addition to the foregoing charges related to our earlier than expected closure of our Sendai, Japan facility, we continue to estimate the previously accrued severance and other costs of the Sendai, Japan closure to be approximately $15 million, including $10 million in cash severance costs and $5 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made through the first half of 2012; however, the timing of these payments depends on many factors, including local employment laws, and actual amounts paid may vary based on currency fluctuation.

With regard to our Toulouse, France facility, we have worked with our customers to finalize their orders for the end-of-life products manufactured at that facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we chose to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter of 2011 to the second quarter of 2012. We estimate the severance and other costs of the Toulouse, France closure to be approximately $115 million, including $105 million in cash severance costs and $10 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made through the first half of 2013; however, the timing of these payments depends on many factors, including the actual closing date and local employment laws, and actual amounts paid may vary based on currency fluctuation.

We expect to generate $120 million in annualized savings when we complete the facility closures and the transition to our 200 millimeter fabrication facilities. During the second half of 2011, we began realizing cost savings related to the closure of the Sendai facility and expect to begin realizing cost savings associated with the closure of the Toulouse facility during the second half of 2012. Actual cost savings realized and the timing thereof will depend on many factors, some of which are beyond our control, and could differ materially from our estimates.

Debt Restructuring Activities. Between 2009 and 2011, we undertook several debt restructuring initiatives that have enabled us to reduce our long-term debt and extend the maturity of a significant portion of our outstanding indebtedness. In the first quarter of 2009, Freescale Inc. refinanced approximately $2,083 million of its senior notes due 2014 and $746 million of its senior subordinated notes due 2016 with approximately $924 million of Incremental Term Loans due 2016 which were borrowed under its Credit Facility in a transaction we refer to as the Debt Exchange. (Refer to “Liquidity and Capital Resources—Financing Activities” below for the definition and additional discussion of other capitalized terms and transactions referenced in this section.)

In the first quarter of 2010, Freescale Inc. amended its Credit Facility and extended the maturity of $2,265 million of our original maturity term loan thereunder to 2016, and used the proceeds from the issuance of $750 million in senior secured notes due 2018 to repay a like amount of debt outstanding under the Credit Facility in a transaction we refer to as the A&E Arrangement. Also, in the second quarter of 2010, Freescale Inc. issued $1,380 million of senior secured notes due 2018 and used the proceeds, plus cash on hand, to prepay the remaining balances under our original maturity term loan and the Incremental Term Loans under the Credit Facility, and in the third quarter of 2010, it issued $750 million of senior unsecured notes due 2020 and used the proceeds to repurchase a like amount of its existing senior unsecured notes due 2014. We refer to the 2010 second and third quarter transactions as the Q2 and Q3 2010 Debt Refinancing Transactions.

During the first quarter of 2011, Freescale Inc. amended the Credit Facility to replace the existing Revolver with the Replacement Revolver and received commitments of $425 million with the option to increase the size of the facility up to $500 million in certain circumstances. During the second quarter of 2011, Freescale Inc. issued $750 million of 8.05% Unsecured Notes and, in the third quarter of 2011, used the proceeds to redeem $162 million of its PIK-Election Notes and $588 million of its 8.875% Unsecured Notes, plus related call premiums and accrued interest. Additionally, during the second quarter of 2011, Freescale Inc. utilized the net proceeds from the IPO and the proceeds of the related overallotment option to, along with cash on hand, prepay and redeem the $532 million remaining outstanding balance under the Revolver, $262 million of its 10.75% Unsecured Notes, $93 million of its PIK-Election Notes and $87 million of its 10.125% Secured Notes due 2018, plus related call premiums and accrued interest.

We have also been opportunistically repurchasing Freescale Inc.’s existing senior notes in the open market. During 2011, 2010 and 2009, we repurchased $26 million, $213 million and $99 million, respectively, of existing senior notes. These restructuring activities were not undertaken due to any defaults under our indebtedness, but rather to improve our capital structure and increase our flexibility under the terms of such debt.

Effect of Acquisition Accounting. On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds known as our Sponsors in a transaction we refer to as the “Merger.” In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. Accordingly, subsequent to the Merger, interest expense and non-cash depreciation and amortization charges significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This reduced the post-Merger increase in our non-cash amortization charges, although they are still above historical levels. The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations.

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

Net Sales

Our net sales originate from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are derived from our three major product design groups: MSG, NMG and RASG. We also derive net sales from Cellular Products and “Other,” which consists of foundry wafer sales to other semiconductor companies, intellectual property net sales, product net sales associated with end markets outside of our product design group target markets and net sales from sources other than semiconductors. We sell our products primarily through our direct sales force. We also use distributors for a portion of our sales and recognize net sales upon the delivery of our products to the distributors. Distributor net sales are reduced for estimated returns and distributor sales incentives.

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

We currently manufacture a substantial portion of our products internally at our four wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or estimated net realizable value.

Gross Margin

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, there is more operating leverage because fixed manufacturing costs are spread over higher output. We experienced a moderate increase in our utilization rate to 80% in the fourth quarter of 2011 compared to 75% in the fourth quarter of 2010. We also experienced a significant increase in our utilization rate to 75% in the fourth quarter of 2010 compared to 60% in the fourth quarter of 2009 and 36% in the first quarter of 2009 due to increased demand for our products during the second half of 2009.

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

Research and Development

Research and development expenses are expensed as incurred and include the cost of activities attributable to development and pre-production efforts associated with designing, developing and testing new or significantly enhanced products or process and packaging technology. These costs consist primarily of compensation and associated costs for our engineers engaged in the design and development of our products and technologies; amortization of purchased technology; engineering design development software and hardware tools; depreciation of equipment used in research and development; software to support new products and design environments; project material costs; and third-party fees paid to consultants.

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

Results of Operations

Operating Results

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Orders (unaudited)	$4,369	$4,631	$3,719

Net sales	$4,572	$4,458	$3,508
Cost of sales	2,677	2,768	2,563

Gross margin	1,895	1,690	945
Selling, general and administrative	510	502	499
Research and development	797	782	833
Amortization expense for acquired intangible assets	232	467	486
Reorganization of businesses and other	82	—	345

Operating earnings (loss)	274	(61)	(1,218)
(Loss) gain on extinguishment or modification of long-term debt, net	(97)	(417)	2,296
Other expense, net	(559)	(600)	(576)

(Loss) earnings before income taxes	(382)	(1,078)	502
Income tax expense (benefit)	28	(25)	(246)

Net (loss) earnings	$(410)	$(1,053)	$748

Percentage of Net Sales

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Orders (unaudited)	95.6%	103.9%	106.0%

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.6%	62.1%	73.1%

Gross margin	41.4%	37.9%	26.9%
Selling, general and administrative	11.2%	11.3%	14.2%
Research and development	17.4%	17.5%	23.7%
Amortization expense for acquired intangible assets	5.1%	10.5%	13.9%
Reorganization of businesses and other	1.8%	—	9.8%

Operating earnings (loss)	6.0%	*	*
(Loss) gain on extinguishment or modification of long-term debt, net	*	*	65.4%
Other expense, net	*	*	*

(Loss) earnings before income taxes	*	*	14.3%
Income tax expense (benefit)	0.6%	*	*

Net (loss) earnings	*	*	21.3%

*	Not meaningful.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Our net sales in 2011 increased modestly compared to the prior year, while orders decreased by 6% over the same period. We experienced modestly higher overall net sales, primarily as a result of increased production in the global automotive industry and strength in our RF product sales due to continued increases in wireless telecommunications network investments in certain regions. This growth was offset, in part, by weakness in our core networking business and declines in industrial products purchased through our distribution channel. Distribution sales were approximately 23% of our total net sales in 2011 and were flat compared to the prior year. Distribution inventory, in dollars, was 11.1 weeks at December 31, 2011, compared to 9.4 weeks at December 31, 2010. The growth in weeks of distribution inventory was due to increased product inventory throughout the market supply chain. Net sales by product design group for the twelve months ended December 31, 2011 and 2010 were as follows:

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010
Microcontroller Solutions	$1,604	$1,594
Networking and Multimedia	1,186	1,233
Radio Frequency, Analog and Sensors	1,203	1,056
Cellular Products	398	455
Other	181	120

Total Net Sales	$4,572	$4,458

MSG

MSG’s net sales increased by $10 million, or 1%, compared to the prior year, primarily as a result of a gradual increase in overall global automotive production. MSG’s net sales increased by 6% in the automotive marketplace in 2011 compared to the prior year. We also experienced a greater than expected decline in net sales associated with products purchased through our distribution channel, primarily by the industrial market, in the fourth quarter and second half of 2011 compared to the fourth quarter and second half of 2010.

NMG

NMG’s net sales decreased by $47 million, or 4%, compared to the prior year. This contraction was driven primarily by an overall decline in our core networking business due to high inventory levels throughout the market supply chain and lower capital investment in wireless infrastructure markets. The decline was partially offset by growth in our multimedia product revenues in connection with higher eReader net sales.

RASG

RASG’s net sales increased by $147 million, or 14%, compared to the prior year, attributable primarily to greater demand for both analog products and increased wireless infrastructure investment. RASG’s net sales increased by 12% in the automotive marketplace in 2011 compared to the prior year, predominantly as a result of a gradual increase in global automotive production. In addition, we experienced a strong increase in RF product net sales in 2011 compared to the prior year, primarily in connection with an increase in wireless telecommunication network investments in China and India. Our consumer business also grew in 2011 compared to the prior year in association with higher demand for certain of our new sensor products for mobile devices.

Cellular Products

Cellular product net sales decreased by $57 million, or 13%, in 2011 compared to the prior year due to lower demand for our baseband processors and power management integrated circuits from our legacy customers over the prior year period. During the second half of 2011, we experienced an accelerated decline of $122 million, or 47%, in our cellular product net sales compared to the first half of 2011.

Other

Other net sales increased by $61 million, or 51%, in 2011 compared to the prior year, due primarily to an increase in intellectual property revenue, partially offset by a decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 3% and 2% for 2011 and 2010, respectively.

Gross Margin

In 2011, our gross margin increased $205 million, or 12%, compared to the prior year. As a percentage of net sales, gross margin in 2011 was 41.4%, reflecting an increase of 3.5 percentage points compared to 2010. Gross margin was positively impacted by higher intellectual property and net product sales, procurement cost savings, an increase in utilization of our manufacturing assets, improved yields and lower incentive compensation. Gross margin benefited from lower depreciation expense of $61 million resulting from a change in the useful lives of certain of our probe, assembly and test equipment in the first quarter of 2011. The improvement in wafer manufacturing facility utilization (from 72% in 2010 to 77% for 2011) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2011 and changes in product sales mix. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $167 million and $156 million in 2011 and 2010, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses increased $8 million, or 2%, in 2011 compared to the prior year. This increase was primarily the result of a focus on select sales and marketing programs, higher litigation costs and annual merit increases in compensation. These increases were partially offset by lower incentive compensation and the elimination of management fees at the IPO. As a percentage of our net sales, our selling, general and administrative expenses remained relatively flat as compared to the prior year at 11.2% in 2011.

Research and Development

Our research and development expense for 2011 increased $15 million, or 2%, compared to 2010. This increase was the result of annual merit increases in compensation and continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives. These increases were partially offset primarily by lower incentive compensation in 2011. As a percentage of our net sales, our research and development expenses remained relatively unchanged as compared to the prior year at 17.4% in 2011.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $235 million, or 50%, in 2011 compared to the prior year. This decrease was associated with a portion of our developed technology and purchased licenses being fully amortized during 2010.

Reorganization of Business and Other

In 2011, in connection with the closing of the Sendai, Japan fabrication facility due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $118 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. These charges were partially offset by (i) a $95 million benefit attributable to earthquake-related insurance recoveries, (ii) a $10 million benefit related to the sale of certain tools and equipment previously impaired and (iii) a $2 million settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO.

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

Loss on Extinguishment or Modification of Long-Term Debt, Net

In 2011, we recorded a charge of $97 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished primarily in connection with the completion of the IPO. This charge consisted of expenses associated with the amendment to the Credit Facility, the IPO Debt Redemption and the Q3 2011 Debt Refinancing Transaction including call premiums of $74 million, the write-off of remaining unamortized debt issuance costs of $19 million and other costs not eligible for capitalization. These charges also included a $1 million loss, net related to the additional open-market repurchases of $26 million of our senior unsecured notes during 2011. (Refer to “Liquidity and Capital Resources—Finanical Activities” for the definition and further discussion of the transaction referred to as the IPO Debt Redemption.)

In 2010, we recorded a charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, associated with the Q2 and Q3 2010 Debt Refinancing Transactions and the A&E Arrangement. These charges were partially offset by a $15 million gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

Other Expense, Net

Net interest expense in 2011 included interest expense of $572 million, partially offset by interest income of $9 million. Net interest expense in 2010 included interest expense of $591 million, partially offset by interest income of $8 million. The $19 million decrease in interest expense in 2011 compared to 2010 was attributable to the pay down of approximately $1 billion in long-term debt during the course of 2011. During 2011, we recorded gains in other, net of $9 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011 and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $5 million related primarily to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts not designated as accounting hedges, losses incurred by one of our strategic investments accounted for under the equity method and the sale of one of our investments accounted for under the cost method.

During 2010, we also recorded in other expense, net a $14 million pre-tax loss related to the change in the fair value of our interest rate swaps and interest rate caps and a $3 million pre-tax loss attributable to one of our strategic investments accounted for under the equity method.

Income Tax Expense (Benefit)

In 2011, we recorded an income tax provision of $28 million, inclusive of a $2 million net tax benefit related to discrete events. These discrete events consisted principally of the release of valuation allowances on certain deferred tax assets which the Company believes will more likely than not be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties. For 2010, our income tax provision was a $25 million tax benefit, including a $23 million net benefit related to discrete events associated primarily with the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries and the release of income tax reserves associated with statute expirations and other items. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2011 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances reflected against substantially all the Company’s U.S. deferred tax assets, net of deferred tax liabilities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Our net sales of $4,458 million and orders of $4,631 million in 2010 increased 27% and 25%, respectively, compared to the prior year. We experienced higher net sales in all of the product design groups (except Cellular Products and Other) as a result of (i) increased production in the global automotive industry, (ii) increased demand from our distribution supply chain customers for consumer and industrial products, (iii) strong demand in the enterprise and service provider markets of our core networking business, and (iv) an increase in consumer spending affecting multimedia products. Distribution sales were approximately 23% of our total net sales in 2010 and increased 41% compared to the prior year, due primarily to increased demand in the consumer and industrial markets for products purchased through the distribution channel. Distribution inventory, in dollars, was 9.4 weeks at December 31, 2010 compared to 8.6 weeks at December 31, 2009. Net sales by product group for the years ended December 31, 2010 and 2009 were as follows:

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

RASG

RASG’s net sales increased by $242 million, or 30%, in 2010 compared to the prior year, attributable primarily to higher demand for both analog and sensor products resulting from a rise in worldwide automotive production. RASG’s net sales increased by 45% in the automotive marketplace in 2010 compared to the prior year, predominantly as a result of increased light vehicle sales. Higher demand for our analog products also fueled an increase in our consumer business in 2010 over the prior year and reflected improved general economic conditions. We also experienced an increase in RF product net sales in 2010 compared to the prior year. This increase was attributable primarily to a period of increased spending in China’s wireless infrastructure investment cycle.

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

Gross Margin

In 2010, our gross margin increased $745 million compared to the prior year. As a percentage of net sales, gross margin in 2010 was 37.9%, reflecting an increase of 11.0 percentage points compared to 2009. This increase was attributable to higher net sales and an increase in factory utilization of approximately 15 percentage points as compared to the end of 2009. The increase in factory utilization and a $112 million decrease in depreciation and amortization expense positively impacted gross margin, as we experienced greater operating leverage of our fixed manufacturing costs. In addition, in connection with increasing our capacity to meet current demand, our manufacturing and supply chain operations workforce increased 13% from the end of 2009 to the end of 2010. Manufacturing-related expenses, including tool maintenance and support, purchased parts and production supplies, were also higher in 2010 as compared to 2009 as a result of increased production volumes. We also experienced increases in other costs, including shipping and expedite fees, to ensure we met our customers increasing demand requirements during 2010. Our gross margin included PPA impact and depreciation acceleration related to the planned closures of our 150 millimeter manufacturing facilities of $156 million in 2010 and $228 million in 2009.

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

We also recorded $15 million in charges in 2009 related to our Japanese subsidiary’s pension plan in reorganization of businesses and other. These charges were related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan. In addition, in connection with our planned closure of our fabrication facility in Toulouse, France in the fourth quarter of 2011, we recorded a $9 million curtailment gain attributable to certain of our French subsidiary’s employee obligations.

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

In 2010, we recorded a charge of $432 million attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, associated with the Q2 and Q3 2010 Debt Refinancing Transactions and the A&E Arrangement. These charges were partially offset by a $15 million gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

During 2009, we recorded a $2,264 million net pre-tax gain in connection with completion of the Debt Exchange in the first quarter of that year. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the senior notes declined by $2,853 million, including $24 million of accrued PIK- interest. This decline was partially offset by the borrowing of the Incremental Term Loans in the Debt Exchange, which had a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the senior notes exchanged immediately prior to the launch of the Debt Exchange. In addition, during 2009, we recorded a $32 million pre-tax gain, net associated with open-market repurchases of $99 million of senior unsecured notes.

Other Expense, Net

Other expense, net increased $24 million, or 4%, in 2010 compared to the prior year. Net interest expense in 2010 included interest expense of $591 million, partially offset by interest income of $8 million. Net interest expense in 2009 included interest expense of $571 million partially offset by interest income of $15 million. The $20 million increase in interest expense over the prior year was due to higher interest rates on the debt extended and incurred in 2010 in connection with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions. This increase was partially offset by savings related to the extinguishment of outstanding debt through open - market bond repurchases during 2010 and 2009.

During 2010, we also recorded in other expense, net a $14 million pre-tax loss related to the change in the fair value of our interest rate swaps and interest rate caps and a $3 million pre-tax loss attributable to one of our strategic investments accounted for under the equity method.

During 2009, we also recorded in other, net pre-tax losses of (i) $15 million related to certain of our investments which were accounted for under either the cost method or the equity method; (ii) $8 million in connection with the ineffective portion of swaps that were no longer classified as a cash flow hedge; (iii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps; and (iv) $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities and other derivatives (see further discussion of our auction rate securities in Note 3 to the accompanying audited financial statements), and (ii) $4 million recorded in connection with a settlement of a Lehman Brothers Special Financing, Inc. (LBSF) swap arrangement with a notional amount of $400 million. (Refer to Note 5, “Risk Management,” to the accompanying audited consolidated financial statements for further discussion of the LBSF swap arrangement.)

Income Tax Expense (Benefit)

For 2010, our income tax provision was a $25 million benefit, including a $23 million net benefit attributable to discrete events. These discrete events relate primarily to the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries and the release of income tax reserves associated with statute expirations and other items. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the United States and other foreign jurisdictions. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2010 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions.

Reorganization of Business and Other

Year Ended December 31, 2011

IPO-Related Costs

During 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” to the accompanying audited consolidated financial statements for further discussion.)

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During 2011, we reported $11 million in net charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other on-going closure costs, which were partially offset by insurance recoveries in reorganization of business and other in the audited Consolidated Statement of Operations in association with this event. We expect to complete the remaining payments associated with these actions by the second quarter of 2012.

At each reporting date, we review our accruals for exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of remaining exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to December 31, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at December 31, 2011
Employee Separation Costs
Supply chain	$—	$12	$(3)	$(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$(3)	$(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	$12	$(2)	$(7)	$3

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in 2011. The $9 million used reflects cash payments made to employees separated as part of this action in 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who either were temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $10 million of exit costs related to the termination of various supply contracts. During 2011, $7 million of these exit costs were paid.

Asset Impairment Charges, Disposition Activities and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge, net of $14 million directly attributable to the impact of the earthquake in 2011. We also recorded a benefit of $10 million in connection with the sale of certain tools and equipment previously impaired and a $2 million benefit related to the settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. In addition, we incurred $36 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Insurance Recoveries

During 2011, we recorded a $95 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property and inventory damage to our Sendai, Japan facilities and related business interruption losses as a result of the March 11, 2011 earthquake. These amounts do not include any additional potential future recoveries associated with our insurance coverage for business interruption losses as such recoveries cannot be estimated at this time.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and the reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we chose to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter 2011 to the second quarter of 2012.

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

The following table displays a roll-forward from January 1, 2011 to December 31, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at December 31, 2011
Employee Separation Costs
Supply chain	$157	—	—	(51)	$106
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	—	—	(57)	$128

Related headcount	1,420	—	—	(700)	720

Exit and Other Costs	$15	2	(3)	(8)	$6

The $57 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2011. We will make additional payments to these separated employees and the remaining approximately 720 employees through the first half of 2013. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral. This amount was offset by a $3 million benefit related to exit costs associated primarily with underutilized office space previously vacated in connection with our Reorganization of Business Program. During 2011, $8 million of these exit costs were paid.

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

The $43 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2010. We reversed $19 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded $8 million in charges related to severance payments associated with the separation of certain employees in management positions, reflecting the culmination of workforce transformation efforts under the Reorganization of Business Program. In addition, we recorded $11 million of exit costs related primarily to underutilized office space vacated in the prior year in connection with our Reorganization of Business Program. During 2010, $12 million of these exit costs were paid.

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

Other Reorganization of Business Programs

During 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. As of December 31, 2010, we had no remaining severance, relocation or exit cost accruals associated with these programs.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $772 million of cash and cash equivalents at December 31, 2011, $264 million was held by our U.S. subsidiaries and $508 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $99 million and $394 million in 2011 and 2010, respectively. The decrease in cash generated from operations is attributable to (i) costs associated with the closure of our Sendai, Japan and Toulouse, France facilities, including inventory builds to support end-of-life products produced at these facilities, (ii) expenses associated with the completion of our IPO in the second quarter of 2011 and (iii) higher interest expense costs attributable to our 2010 debt refinancing activities. This decrease in cash flows from operation was partially offset by $52 million in business interruption and inventory insurance recoveries received in connection with earthquake damage to our Sendai, Japan wafer fabrication facility. Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales) decreased to 55 days at December 31, 2011 from 57 days at December 31, 2010, principally due a decrease in capital expenditures in 2011 compared to 2010 and reflecting the timing of payments on our payables. Our days sales outstanding increased to 41 days at December 31, 2011 from 35 days at December 31, 2010, primarily reflecting higher intellectual property receivables and fluctuations in the timing of collections of such receivables. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 126 days at December 31, 2011 from 97 days at December 31, 2010. The increase in days of inventory on hand from the prior year period is indicative of the current challenging macroeconomic environment and inventory builds to support end-of-life products and the transfer of production from our Sendai, Japan and Toulouse, France facilities to our other fabrication facilities and outside foundry partners.

We generated cash flow from operations of $394 million and $76 million during the years ended December 31, 2010 and 2009, respectively. The increase in cash flow provided by operations in 2010 as compared to 2009 was primarily attributable to a 27% increase in net sales resulting in increased profitability in 2010 compared to the prior year. Days purchases outstanding (excluding the impact of purchase accounting on cost of sales) increased to 57 days at December 31, 2010 from 45 days at December 31, 2009 primarily due to fluctuations in the timing of payments. Our days sales outstanding decreased to 35 days at December 31, 2010 from 36 days at December 31, 2009. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 97 days at December 31, 2010 from 92 days at December 31, 2009 as a result of replenishing inventory levels associated with increased customer demand and inventory built in anticipation of the planned closures of our Toulouse, France and Sendai, Japan facilities.

Investing Activities

Our net cash utilized for investing activities was $89 million and $320 million in 2011 and 2010, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The decrease in cash utilized for investing activities was predominately the result of (i) lower capital expenditures, which were $135 million and $281 million for 2011 and 2010, and represented 3% and 6% of net sales, respectively, and (ii) a decrease in cash paid for purchased licenses and other assets in 2011 as compared to the prior year. The decrease in cash utilized for investing activities in 2011 was also impacted by $57 million in cash received primarily for the sale of our Tempe, Arizona facility (a portion of which we currently lease back), $10 million in cash received for the sale of certain equipment from our Sendai, Japan manufacturing facility and $37 million in insurance proceeds received in connection with property damage to our Sendai, Japan facilities.

Our net cash (used for) provided by investing activities was $(320) million and $374 million in 2010 and 2009, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The increase in cash utilized by investing activities in 2010 as compared to 2009 was primarily the result of an increase in capital expenditures in 2010 and the generation of $488 million from the sale of our short-term investments in connection with our re-directing investments in a wholly owned money market fund to cash equivalent money market accounts in 2009. Our capital expenditures were $281 million and $85 million for 2010 and 2009, respectively, and represented 6% and 2% of net sales, respectively. We also experienced a corresponding increase in manufacturing tool and die expenditures over the same period. These increases were associated with investments to meet the increase in customer demand we experienced.

Financing Activities

Our net cash utilized for financing activities was $290 million and $383 million in 2011 and 2010, respectively. Cash flows related to financing activities in 2011 included the receipt of approximately $838 million in net cash proceeds upon completion of the IPO and the over-allotment exercise and $724 million in net cash proceeds in connection with the issuance of the 8.05% Unsecured Notes. These cash inflows were offset by the utilization of $1,853 million related to payments for principal and call premiums in connection with the IPO Debt Redemption, the Over-Allotment Debt Redemption and the Q3 2011 Debt Refinancing Transaction, as well as open-market repurchases of senior unsecured notes and scheduled capital lease payments.

Cash flows related to financing activities in 2010 included the utilization of (i) $297 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments and (ii) $82 million in cash for costs incurred in connection with the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions. In addition, the $2,798 million of proceeds from the issuance of the 10.75% Unsecured Notes, the 10.125% Secured Notes and the 9.25% Secured Notes were substantially offset by the prepayments of a portion of the Credit Facility and senior unsecured notes as part of the A&E Arrangement and the Q2 and Q3 2010 Debt Refinancing Transactions.

We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities, as described in more detail below. The refinancing activities have not been as a result of any default under those debt agreements. Rather, we have refinanced Freescale Inc.’s indebtedness to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt at a discount, and increasing flexibility under existing covenants for business planning purposes. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the Credit Facility filed a complaint against Freescale Inc. challenging the Debt Exchange transaction under the Credit Facility. The Debt Exchange was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the A&E Arrangement in the first quarter of 2010. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the A&E Arrangement. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs. In the event of a decline in our operating performance and an inability to access other resources, including through such refinancings or amendments, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations.

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, we contributed the net proceeds from the IPO to Freescale Inc. to, along with cash on hand, prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand.

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

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with the senior secured credit facility (the “Credit Facility”) as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as the Q3 2011 Debt Refinancing Transaction.

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

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of the 10.75% Unsecured Notes. The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the senior unsecured floating rate notes due 2014 (“Floating Rate Notes”). This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Credit Facility agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes.

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which equals the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under our original maturity term loan and the Incremental Terms Loans in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”).

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of the 10.125% Secured Notes in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under our original maturity term loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under our original maturity term loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.”

Debt Exchange

In 2009, Freescale Inc. invited eligible holders of each of its Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes, and Senior Subordinated Notes to participate as a lender in the issuance of senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” (The Floating Rate Notes, the PIK-Election Notes, the 8.875% Unsecured Notes and the Subordinated Notes, as defined below, are collectively referred to as the “Existing Notes.”)

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

Open-Market Bond Repurchases

During 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss, net. During 2010, Freescale Inc. repurchased $120 million of its 8.875% Unsecured Notes, $78 million of its PIK-Election Notes and $15 million of its Floating Rate Notes at a $15 million pre-tax gain, net. During 2009, Freescale Inc. repurchased $60 million of its 8.875% Unsecured Notes and $39 million of its PIK-Election Notes at a $32 million pre-tax gain, net.

Credit Facility

At December 31, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned $2,215 million Extended Term Loan and (ii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at December 31, 2011. The interest rate on the Extended Term Loan at December 31, 2011 was 4.5%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At December 31, 2011, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2011, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,374 million in senior secured, senior unsecured and senior subordinated notes outstanding at December 31, 2011, consisting of (i) $663 million of 10.125% Secured Notes; (ii) $1,380 million of 9.25% Secured Notes due 2018 (“9.25% Secured Notes”), (iii) $57 million of Floating Rate Notes, (iv) $298 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $764 million of Senior Subordinated Notes due 2016 (“Subordinated Notes”). With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every March 15th and September 15th commencing on September 15, 2010 for the 10.125% Secured Notes; (ii) every April 15th and October 15th commencing on October 15, 2010 for the 9.25% Secured Notes; (iii) every February 1st and August 1st commencing February 1, 2011 for the 10.75% Unsecured Notes; (iv) every February 1st and August 1st commencing on February 1, 2012 for the 8.05% Unsecured Notes; and, (v) every June 15th and December 15th commencing on June 15, 2007 for the 8.875% Unsecured Notes and the Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.55% on December 31, 2011) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th commencing March 15, 2007.

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

Guarantees and Right of Payment

The 10.125% Secured Notes are governed by the indenture dated as of February 19, 2010 (the “10.125% Indenture”), and the 9.25% Secured Notes are governed by the indenture dated as of April 13, 2010 (the “9.25% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, jointly and severally, the 10.125% Secured Notes and 9.25% Secured Notes on a senior secured basis. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”); the 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”); and, the Floating Rate Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended. While the 8.05% Unsecured Notes, the 10.75% Unsecured Notes, the Floating Rate Notes and the 8.875% Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor.

Relative to our overall indebtedness, the 10.125% Secured Notes and the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Floating Rate Notes, the 8.875% Unsecured Notes, the 10.75% Unsecured Notes and the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to all other of our senior secured and unsecured indebtedness.

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

As of December 31, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. As of December 31, 2011, Freescale Inc.’s consolidated secured debt ratio was 3.43:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2011, future obligated debt service principal payments are $0 in 2012, $0 in 2013, $355 million in 2014, $0 in 2015, $2,979 million in 2016 and $3,255 million thereafter.

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

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the indentures governing Freescale Inc.’s existing notes and Credit Facility. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. We are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, our fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and our senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, our total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, our fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and our senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless our consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. For a description of the applicable ratios, please see “—Financing Activities—Credit Facility” and “—Existing Notes” above. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of December 31, 2011, Freescale Inc. met the total leverage ratio, the fixed charge ratio and the senior secured first lien leverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. At such time, Freescale Inc.’s consolidated secured debt ratio was 3.43:1. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder. Rather, we are restricted from engaging in the applicable activity, except as otherwise permitted by the indentures.

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

(in millions)	Year Ended December 31, 2011
Net loss	$(410)
Interest expense, net	563
Income tax expense	28
Depreciation and amortization	706
Non-cash share-based employee compensation (a)	27
Fair value adjustment on interest rate and commodity derivatives (b)	—
Loss on extinguishment or modification of long-term debt, net (c)	97
Reorganization of business and other (d)	82
Cost savings (e)	108
Other terms (f)	41

Adjusted EBITDA	$1,242

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which were not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modification of our long-term debt, net.
(d)	Reflects charges related to our reorganization of business programs and other charges.
(e)	Reflects cost savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Contractual Obligations

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments in connection with our debt, minimum lease payment obligations (net of minimum sublease income), software, service, supply and other contracts, and product purchase commitments as of December 31, 2011.

	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000
	Payments Due by Period
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Debt obligations (1)	$—	$—	$355	$—	$2,979	$3,255	$6,589
Capital lease obligations (2)	2	1	—	—	—	—	3
Operating leases (3)	42	32	22	17	13	19	145
Software licenses	42	29	11	1	—	—	83
Service and other obligations	69	20	11	10	1	—	111
Foundry commitments (4)	61	—	—	—	—	—	61
Purchase commitments	12	—	—	—	—	—	12

Total cash contractual obligations (5)	$228	$82	$399	$28	$2,993	$3,274	$7,004

(1)	Reflects the principal payments on the Credit Facility and the notes. These amounts exclude estimated cash interest payments of approximately $531 million in 2012, $521 million in 2013, $521 million in 2014, $492 million in 2015, $483 million in 2016 and $703 million thereafter (based on currently applicable interest rates in the case of variable interest rate debt).
(2)	Excludes interest of less than $1 million on capital lease obligations of $3 million at December 31, 2011.
(3)	Sublease income on operating leases is approximately $11 million in 2012, $12 million in 2013, $12 million in 2014, $8 million in 2015 and $5 million in 2016.
(4)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of December 31, 2011, we had reserves of $217 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $55 million over the course of 2012, approximately $70 million in 2013 and approximately $15 million thereafter in connection with the Reorganization of Business Program and the closure of the Sendai, Japan and Toulouse, France fabrication facilities; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of December 31, 2011 of $772 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, we continue to work with our insurance carriers to finalize our business interruption claims on our Sendai, Japan facility in connection with the extensive damage to that facility following the March 11, 2011 earthquake off the cost of Japan. We expect additional proceeds, but we cannot estimate the total amount of recoveries at this time. Our ability to borrow under the Replacement Revolver was $408 million as of December 31, 2011, as reduced by $17 million in outstanding letters of credit.

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

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	valuation of long-lived assets;

•	restructuring activities;

•	accounting for income taxes;

•	inventory valuation methodology;

•	product sales and intellectual property revenue recognition and valuation

•	purchase accounting and intangible assets; and

•	share-based compensation.

If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements.

Valuation of Long-Lived Assets

The net book values of these tangible and intangible long-lived assets at December 31, 2011 and 2010 were as follows:

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010
Property, plant and equipment	$772	$1,111
Intangible assets	84	309

Total net book value	$856	$1,420

We assess the impairment of investments and long-lived assets, which include our goodwill, identifiable intangible assets and property, plant and equipment (PP&E), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2011 and 2010, no indications of impairment existed.

Identifiable Intangible Assets

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

The primary assumptions in each of these calculations are net sales and cost projections and the WACC utilized to discount the resulting cash flows. Our assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve. Our cost projections include production, research and development and selling, general and administrative costs to generate the net sales associated with the asset being valued. These cost projections are based upon historical and projected levels of each cost category based on our overall projections for the Company. As of December 31, 2011 and 2010, we determined that no indicators of impairment existed with regard to our intangible assets.

PP&E

Our impairment evaluation of PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future net sales and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. During 2011, 2010 and 2009, we recorded various non-cash asset impairment charges for PP&E of $49 million, $6 million and $25 million, respectively, in reorganization of business and other. (Refer to Note 9, “Asset Impairment Charges” to our accompanying audited consolidated financial statements for further discussion.)

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

During the fourth quarter of 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” that streamlined our cost structure and redirected some research and development investments into expected growth markets. These actions have reduced our workforce in our supply chain, research and development, sales, marketing and general and administrative functions. We have completed the following actions related to the program: ((i) the winding-down of our cellular handset research and development and selling, general and administrative activities and the reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we have chosen to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter 2011 to the second quarter of 2012. We incurred $318 million in severance and exit costs associated with the Reorganization of Business Program in 2009, and our severance and exit costs associated with the Reorganization of Business Program in 2011 and 2010 were not significant or approximated reversals of prior accruals.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities and net operating loss and credit carryforwards. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income and losses, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

Valuation allowances of $955 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2011, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. In certain foreign jurisdictions, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized after considering all positive and negative factors as to the recoverability of these assets. At December 31, 2011 valuation allowances of $75 million have also been recorded on certain deferred tax assets in foreign jurisdictions.

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

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. As of December 31, 2011, we had reserves of $217 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.

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

As of December 31, 2011 and 2010, we recorded $73 million and $97 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. The decrease in our reserves for inventory in 2011 compared to 2010 was due primarily to the scrapping of obsolete inventory and the subsequent sale of inventory for which reserves were previously recorded. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

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

Revenue from licensing our intellectual property approximated 3%, 2% and 2% of net sales in 2011, 2010 and 2009, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under ASC Topic 605, “Revenue Recognition” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Purchase Accounting and Intangible Assets

As discussed above, the Merger was completed on December 1, 2006 and was financed by a combination of borrowings under the Credit Facility, the issuance of notes, cash on hand and the equity investment of the Sponsors and management. The purchase price including direct acquisition costs was approximately $17.7 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, tradenames/trademarks, developed technology/purchased licenses and IPR&D. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

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

Share-Based Compensation

We account for awards granted under our share-based employee compensation plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These plans are more fully described in Note 6, “Employee Benefits and Incentive Plans,” in the accompanying audited consolidated financial statements and under the caption “Equity Compensation Plan Information” in our 2012 Proxy Statement.

We estimated fair values for non-qualified stock options granted prior to the IPO under the 2006 Management Incentive Plan and the 2007 Employee Incentive Plan during the applicable periods using the Black-Scholes option-pricing model with the weighted-average assumptions as indicated below:

	Quarter Ended April 1, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average grant date fair value per share	$7.43	$4.08	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%	72.5%
Expected lives (in years)	6.25	6.25	6.25
Risk free interest rate	1.8%	2.6%	2.3%
Expected dividend yield	—%	—%	—%

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

Prior to the completion of our IPO, given the absence of an active market for our common shares and the lack of any third-party transaction involving the common shares during the applicable periods, we estimated the fair value of our common shares for purposes of determining share-based compensation expense for the periods presented primarily based on the valuation analyses described below and an analysis of other relevant factors, including:

•	the level of operational risk and uncertainty surrounding forecasted cash flows;

•	our financial position, historical operating results, and expected growth in operations;

•	historical and forecasted EBIT and EBITDA measures; and

•	the lack of liquidity for the options and restricted stock units of our formerly private company.

The valuation analyses were prepared using the market-comparable approach and the income approach to estimate our aggregate enterprise fair value. To determine the estimated fair value of our equity, we reduced the resulting estimated enterprise fair value by the fair value of our outstanding debt. We prepared a contemporaneous valuation using the approach indicated above on an annual basis. We also monitored our valuations for indicators of potential changes in our estimated enterprise fair value and the estimated fair value of our equity on a quarterly basis.

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

We prepared a financial forecast for each valuation to be used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts take into account past experience and future expectations. There is inherent uncertainty in these estimates.

We also consider the fact that our shareholders were restricted from transferring their common shares, subject to limited exceptions. The estimated fair value of our common shares at each valuation date reflected a non-marketability discount, partially based on the anticipated likelihood and timing of a future liquidity event. In the determination of fair value of the common shares, the non-marketability discount was 8% at the end of 2010 and 17% at the end of 2009. The discount was reduced in December 2010 based on the expectation of a potential liquidity event within the next 12 months. The resulting estimated fair value of common shares was:

	Three Months Ended April 1, 2011	Year Ended December 31, 2010
Weighted average grant date fair value per share	$12.69	$6.40

The differences between the initial public offering price of $18.00 per share and the weighted average grant date fair value per share utilized in the first quarter of 2011 and that used in 2010 was due primarily to the continuing improvement in the market based valuations of our peer group and the continuing improvements in our operating results and was impacted by changes in the fair value of our outstanding debt during such periods. The indicators of improvements in market based valuations were demonstrated by the increase in the Philadelphia Semiconductor Index of approximately 26% as of April 21, 2011 compared to December 31, 2009 (and 8% compared to December 31, 2010); increases in the stock prices of our peer group ranging from 24% to 65% as of April 21, 2011 compared to December 31, 2009 (and 4% to 75% compared to December 31, 2010); and a peer group company initial public offering completed in the second half of 2010 that experienced an increase in its stock price of 139% and 60% as of April 21, 2011 compared to its initial public offering price and December 31, 2010, respectively. In addition, the differences between the initial public offering price of $18.00 per share and the weighted average grant date fair value per share utilized in the first quarter of 2011 and that used in 2010 was also impacted by the use of proceeds from our IPO and related over-allotment option. We utilized the net proceeds, together with cash on hand, to reduce our outstanding debt by approximately 13%, which reduced our annual interest expense by approximately 10% compared to 2010. Both of these factors had significant impact on our equity value, which we were not able to take into consideration in our accounting for share-based compensation until the completion of our IPO and the related over-allotment option and the application of the net proceeds as intended. In addition, we continued to experience improvements in our financial operating performance (which ultimately impact our forecasts) as demonstrated by our net sales increasing 17% and our gross margin increasing 31% in the first quarter of 2011 as compared to the corresponding period in the prior year. We also experienced improvements in net sales of approximately 24%; an increase in adjusted operating earnings of 200%; and an increase in adjusted EBITDA of 51% in the fourth quarter of 2010 versus the corresponding period in the prior year.

There was inherent uncertainty in the forecasts and projections that were used in our common share valuations. If we had made different assumptions and estimates, the amount of our share-based compensation expense and net loss could have been different, and such differences could have been material. We performed a sensitivity analysis of the impact of an increase in the estimated fair value of our common shares on our share-based compensation expense under ASC Topic 718 for grants made in the first quarter of 2011 and during 2010. We granted 0.3 million options and 27 thousand restricted stock units during the first quarter of 2011 and 0.5 million options and 58 thousand stock units during 2010. The impact of a $1 increase in the estimated fair value of our common shares from the respective estimated fair value of $12.69 per share for grants made during the first quarter of 2011 and $6.40 per share for grants made during 2010 would have resulted in an increase in share-based compensation expense of approximately $360,000 and $750,000 for the years ended December 31, 2011 and 2010, respectively. Using our IPO offering price of $18.00 per share for the sensitivity analysis, our share-based compensation expense would have increased approximately $368,000 and $1.7 million for the year ended December 31, 2011 and 2010, respectively.

Using the initial public offering price of $18.00 per share, the aggregate intrinsic value of our vested outstanding stock options as of April 1, 2011 approximated $30 million and the aggregate intrinsic value of our unvested outstanding stock options as of April 1, 2011 approximated $91 million.

We believe that we used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” to determine the fair value of our common shares.

Following the completion of our IPO on June 1, 2011, for purposes of determining share-based compensation expense, we base the Black-Scholes weighted average grant date fair value of our common share-based awards on the closing market price of our common shares at the respective grant date of each award. (Refer to Note 6 to our accompanying audited consolidated financial statements for further discussion of the valuation of these awards under the 2011 Omnibus Incentive Plan.)

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in 2010 or 2011, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

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

At December 31, 2011, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $198 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of $1 million at December 31, 2011. Forward contract losses of $2 million for 2011 were recorded in other, net in the accompanying audited Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2011:

Buy (Sell)	December 31, 2011
Euro	$119
Malaysian Ringgit	$18
Mexican Peso	$6
Israeli Shekel	$6
Taiwan Dollar	$(12)
Japanese Yen	$(13)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $46 million as of December 31, 2011 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the contract. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At December 31, 2011, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with notional amounts of $71 million and $30 million, respectively, and fair values of a net unrealized gain (loss) of $1 million and $(1) million, respectively. These forward contracts have original maturities of less than 15 months. Gains of less than $1 million for 2011 were recorded in cost of sales in the accompanying audited Statements of Operations related to our realized results associated with these cash flow hedges.

Commodity Price Risk

During 2011, we entered into gold swap contracts in order to hedge our exposure to increases in the price of gold bullion. During the third quarter of 2011, our gold swap contracts were designated as accounting hedges. At December 31, 2011, these contracts had outstanding notional amounts totaling 27,500 ounces which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $4 million at December 31, 2011. A 1% change in the price of gold would have a less than $1 million impact on the fair value of our gold swap contracts. A net gain of $2 million was recorded in other expense, net in the accompanying audited Consolidated Statements of Operations related to our realized results attributable to, as well as the change in fair value associated with, these gold swap contracts up to the date of designation. In addition, a net realized gain of $2 million and a net unrealized loss of $5 million was recorded in cost of sales and other comprehensive income, respectively, related to our realized results attributable to these gold swap contracts after the date of designation and through December 31, 2011. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged. We had no commodity contracts designated as gold hedges at December 31, 2010.

As of December 31, 2011, we have provided $5 million in collateral to three of our counterparties in connection with our foreign exchange and gold hedging programs.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2011 we had interest bearing cash and cash equivalents of $772 million. A 100 basis point change in LIBOR rates would have an $8 million impact on our interest income.

At December 31, 2011, we had total debt of $6,589 million, including $2,272 million of variable interest rate debt based on either 1-month or 3-month LIBOR. As of December 31, 2011, we have effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012 through the use of interest rate swaps. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2011 was a $6 million obligation. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates would result in a change in our interest expense of $23 million per year.

The fair value of our long-term debt approximated $6,632 million at December 31, 2011, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would have a $144 million impact on the fair value of our long-term debt and a $2 million impact on the fair value of our interest rate swap agreements.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2011.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2011, we believe that our exposure to counterparty risk is immaterial.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Freescale Semiconductor Holdings I, Ltd.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor Holdings I, Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2011, 2010, and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Austin, Texas

February 3, 2012

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Operations

(in millions)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net sales	$4,572	$4,458	$3,508
Cost of sales	2,677	2,768	2,563

Gross margin	1,895	1,690	945
Selling, general and administrative	510	502	499
Research and development	797	782	833
Amortization expense for acquired intangible assets	232	467	486
Reorganization of businesses and other	82	—	345

Operating earnings (loss)	274	(61)	(1,218)
(Loss) gain on extinguishment or modification of long-term debt, net	(97)	(417)	2,296
Other expense, net	(559)	(600)	(576)

(Loss) earnings before income taxes	(382)	(1,078)	502
Income tax expense (benefit)	28	(25)	(246)

Net (loss) earnings	$(410)	$(1,053)	$748

Net (loss) earnings per share (1):
Basic	$(1.82)	$(5.35)	$3.81
Diluted	$(1.82)	$(5.35)	$3.81
Weighted average common share outstanding (1):
Basic	226	197	196
Diluted	227	197	196

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$772	$1,043
Accounts receivable, net	459	457
Inventory, net	803	732
Other current assets	198	260

Total current assets	2,232	2,492
Property, plant and equipment, net	772	1,111
Intangible assets, net	84	309
Other assets, net	327	357

Total assets	$3,415	$4,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$2	$34
Accounts payable	347	431
Accrued liabilities and other	451	554

Total current liabilities	800	1,019
Long-term debt	6,589	7,582
Other liabilities	506	602

Total liabilities	7,895	9,203
Stockholders' deficit:
Preference shares (1), par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at December 31, 2011	—	—
Common shares (1), par value $0.01 per share; 900 shares authorized, 246 and 196 issued and outstanding at December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	8,153	7,287
Accumulated other comprehensive earnings	25	27
Accumulated deficit	(12,660)	(12,250)

Total stockholders' deficit	(4,480)	(4,934)

Total liabilities and stockholders' deficit	$3,415	$4,269

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Shareholders’ Deficit

	Common Shares		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Earnings	Accumulated Deficit	Comprehensive (Loss) Earnings
(in millions)	Shares (1)	Amount (1)

Balances at January 1, 2009	196	$2	$7,214	$37	$(11,945)
Net earnings	—	—	—	—	748	748
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(2)	—	(2)
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	14	—	14
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(6)	—	(6)
Share-based compensation expense	—	—	44	—	—	—

Balances at December 31, 2009	196	$2	$7,258	$43	$(11,197)	$754

Net loss	—	—	—	—	(1,053)	(1,053)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	1	—	1
Net unrealized gain on derivative instruments (net of tax effect)	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(16)	—	(16)
Share-based compensation expense	—	—	29	—	—	—

Balances at December 31, 2010	196	$2	$7,287	$27	$(12,250)	$(1,069)

Net loss	—	—	—	—	(410)	(410)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(5)	—	(5)
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	(4)	—	(4)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	7	—	7
Share-based compensation expense	—	—	27	—	—	—
Proceeds from initial public offering	49	—	838	—	—	—
Proceeds from share-based compensation awards	1	—	1	—	—	—

Balances at December 31, 2011	246	$2	$8,153	$25	$(12,660)	$(412)

(1)	As adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net (loss) earnings	$(410)	$(1,053)	$748
Depreciation and amortization	724	1,041	1,219
Reorganization of businesses and other	82	—	345
Share-based compensation	27	28	38
Deferred incomes taxes	13	(47)	(300)
Loss (gain) on extinguishment or modification of debt, net	97	417	(2,296)
Proceeds from business interruption and inventory insurance recoveries	52	—	—
Other non-cash items	(45)	34	138
Changes in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	24	(96)	37
Inventory	(66)	(67)	126
Accounts payable and accrued liabilities	(383)	157	(196)
Other operating assets and liabilities	(16)	(20)	217

Net cash provided by operating activities	99	394	76

Cash flows from investing activities:
Purchases of property, plant and equipment	(135)	(281)	(85)
Proceeds from sale of property, plant and equipment and assets held for sale	68	22	16
Sales and purchases of short-term and other investments, net	3	35	488
Payments for purchase licenses and other assets	(62)	(96)	(53)
Proceeds from sale of businesses and investments	—	—	8
Proceeds from property and casualty insurance recoveries	37	—	—

Net cash (used for) provided by investing activities	(89)	(320)	374

Cash flows from financing activities (1):
Retirement of and payments for long-term debt, capital lease obligations and notes payable	(1,853)	(3,181)	(176)
Debt issuance proceeds, net of debt issuance costs	724	2,798	184
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—
Other	1	—	1

Net cash (used for) provided by financing activities	(290)	(383)	9

Effect of exchange rate changes on cash and cash equivalents	9	(11)	4

Net (decrease) increase in cash and cash equivalents	(271)	(320)	463
Cash and cash equivalents, beginning of period	1,043	1,363	900

Cash and cash equivalents, end of period	$772	$1,043	$1,363

(1)	In the first quarter of 2009, a $2,264 million non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

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

On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Semiconductor Holdings I (“Holdings I”). At the close of the Merger, Freescale Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Holdings I. All five of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Freescale Holdings L.P., a Cayman Islands limited partnership (“Freescale LP”), an entity controlled by the Sponsors, owns substantially all of the outstanding shares of Holdings I as of December 31, 2011. The reporting entity subsequent to the Merger is Holdings I. Holdings I refers to the operations of Holdings I and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

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

On June 1, 2011, we completed an IPO in which we sold 43,500,000 of our common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $742 million, after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $887 million in outstanding indebtedness, (ii) to pay approximately $68 million to affiliates and advisors of our Sponsors in connection with the termination of our management agreements and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment of our Credit Facility, including putting the Replacement Revolver into place. (Refer to Note 4, “Debt,” for further discussion of the repayment, redemption and amendment transactions referenced in this section and refer to Note 10, “Reorganization of Business and Other,” for further discussion of the payment to affiliates and advisors of our Sponsors.)

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

Risks and Uncertainties: Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. During the second half of 2011, the pace of the global economic recovery slowed, and consequently, global macroeconomic demand for semiconductor products in certain markets, particularly in the networking and industrial markets, weakened compared to demand levels in the first half of 2011. We also experienced an accelerated decline in net sales to our legacy cellular handset customers in the second half of 2011.

We continue to focus our resources on our core automotive, networking, industrial and consumer products. Our future net sales and profitability will be affected by, among other factors, the general global economic environment, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our targeted markets, among other factors.

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

Accruals are established, with the related reduction to net sales at the time the related net sales are recognized, for allowances for discounts and product returns based on actual historical experience. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee is fixed. Net sales from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 3%, 2% and 2% for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Share-Based Compensation Costs: We have several share-based employee compensation plans, which are more fully described in Note 6. We account for awards granted under those plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). We estimate fair values for non-qualified options using the Black-Scholes option-pricing model with the weighted-average assumptions listed in Note 6.

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

The effects of translating the financial position and results of operations of local currency functional operations for certain of our non-U.S. subsidiaries into U.S. dollars are included in a separate component of shareholders’ equity.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the straight-line method, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 3-17 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by Holdings I as part of the Merger were established in connection with the allocation of fair values at December 2, 2006.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and is reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets: Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from 2 to 10 years. The useful lives of the intangible assets acquired by Holdings I as part of the Merger were established in connection with the allocation of fair values at December 2, 2006. We have no intangible assets with indefinite useful lives.

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

Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are immediately expensed.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2011 and 2010. See Notes 3, 4, 5 and 6 for further details concerning fair value measurement, the fair value of our long-term debt, derivative contracts and pension plan assets, respectively.

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

Recent Accounting Pronouncements and Legislation Changes

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on our consolidated financial position, results of operation or cash flows in 2010 or 2011, the Company is continuing to assess the potential impacts on our future obligations, costs, and cash flows related to our health care benefits and post-retirement health-care obligations.

(2) Other Financial Data

Statements of Operations Supplemental Information

(Loss) Gain on Extinguishment or Modification of Long-Term Debt, Net

During 2011 and in connection with the completion of the IPO, we recorded a net charge of $96 million in the accompanying audited Condensed Consolidated Statement of Operations associated with IPO Debt Redemption, the Over-Allotment Debt Redemption the Q3 2011 Debt Refinancing Transaction and the amendment to the Credit Facility. This charge consisted of expenses not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments,” (“ASC Subtopic 470-50”) including call premiums of $74 million and the write-off of remaining unamortized debt issuance costs of $19 million related to the extinguished debt. In addition, during 2011, we recorded a $1 million loss, net related to the open-market repurchases of $26 million of our senior notes.

In 2010, we recorded a net pre-tax charge of $432 million in the accompanying audited Consolidated Statement of Operations attributable to the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization under ASC Subtopic 470-50 associated with the Q2 and Q3 2010 Debt Refinancing Transactions, as well as the A&E Arrangement in the first quarter of 2010. These charges were partially offset by a $15 million pre-tax gain, net related to the open-market repurchases of $213 million of our senior unsecured notes.

During 2009, we recorded a $2,264 million net pre-tax gain in the accompanying audited Consolidated Statement of Operations in connection with the Debt Exchange. In addition, during 2009, we recorded a $32 million pre-tax gain, net associated with the open-market repurchases of $99 million of our senior unsecured notes. (Refer to Note 4, “Debt” for the definition and further discussion on the Debt Exchange. Also, refer to Note 4, “Debt,” for definitions and discussion of the other capitalized terms referenced in this section.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying audited Consolidated Statements of Operations:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest expense	$(572)	$(591)	$(571)
Interest income	9	8	15

Interest expense, net	(563)	(583)	(556)

Other, net	4	(17)	(20)

Other expense, net	$(559)	$(600)	$(576)

Cash paid for interest was $524 million in 2011, $472 million in 2010 and $445 million in 2009.

During 2011, we recorded gains in other, net of $9 million attributable to (i) the realized results of, as well as a change in fair value associated with, our gold swap contracts up to the date these contracts were designated as accounting hedges in the third quarter of 2011, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), and (ii) foreign currency fluctuations. These gains were partially offset by losses in other, net of $5 million related primarily to changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts not designated as accounting hedges and recorded in accordance with ASC Topic 815, one of our investments accounted for under the equity method and the sale of one of our investments accounted for under the cost method. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further discussion.)

During 2010, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of $14 million due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded a $3 million pre-tax loss in other, net, related to one of our investments accounted for under the equity method.

During 2009, we recorded a $15 million pre-tax loss in other, net related to certain of our investments accounted for either under the cost method or the equity method. Additionally, in accordance with ASC Topic 815, we recognized pre-tax losses in other, net of (i) $8 million related to the ineffective portion of our interest rate swaps that were no longer classified as a cash flow hedge, (ii) $4 million associated with the change in the fair value of our interest rate swaps and interest rate caps, and (iii) $3 million attributable to foreign currency fluctuations. These losses were partially offset by pre-tax gains in other, net of (i) $5 million related to the change in fair value of our auction rate securities (ARS) and other derivatives (see further discussion of our ARS in Note 3), and (ii) $4 million recorded in connection with a settlement of a Lehman Brothers Special Financing, Inc. (LBSF) swap arrangement with a notional amount of $400 million (see further discussion of the LBSF swap arrangement in Note 5).

Net Loss Per Share

As a result of the 1-for-5.16 reverse stock split of our common shares as discussed below, the number of common shares outstanding on May 7, 2011 decreased from approximately 1,013 million to 196 million. In all prior year periods presented, basic and diluted weighted average common shares outstanding and net loss per common share have been calculated to reflect the 1-for-5.16 reverse stock split.

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares for vested restricted share units during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the Company. For 2011, approximately 12 million, and for 2010, approximately 21 million of the Company’s stock options, restricted share units and a warrant were excluded from the calculation of diluted net loss per share because the exercise prices of the stock options and warrant were greater than the average estimated fair value of the common shares and/or the assumed repurchases of shares from proceeds resulting from unrecognized compensation expense and potential windfall tax benefits were greater than the incremental shares that would be issued upon exercise and therefore, the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

(in millions, except per share amount)	December 31, 2011	December 31, 2010	December 31, 2009
Basic net loss per share:
Numerator:
Net loss	$(410)	$(1,053)	$748
Denominator:
Weighted average common shares outstanding (1)	226	197	196

Basic net loss per share	$(1.82)	$(5.35)	$3.81

Diluted net loss per share:
Numerator:
Net loss	$(410)	$(1,053)	$748
Denominator:
Number of shares used in basic computation	226	197	196
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	1	—	—
Add: Incremental shares for dilutive effect of unvested restricted stock units (4)	—	—	—
Adjusted weighted average common shares outstanding (1)	227	197	196

Diluted net loss per share	$(1.82)	$(5.35)	$3.81

(1)	Weighted average common shares outstanding include outstanding common shares of the Company, in addition to vested, but unissued, restricted share units.
(2)	A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding at December 31, 2011, December 31, 2010 and December 31, 2009, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.
(3)	Stock options to purchase an aggregate of 1 million, 11 million and 11 million common shares were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding stock options.
(4)	Unvested restricted share units of 1 million, less than 1 million and 1 million for 2011, 2010 and 2009, respectively, were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding unvested restricted stock units.

Balance Sheet Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	December 31, 2011	December 31, 2010
Work in process and raw materials	$591	$533
Finished goods	212	199

	$803	$732

As of December 31, 2011 and 2010, we recorded $73 million and $97 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2011	December 31, 2010
Deferred income taxes	$94	$132
Miscellaneous receivables	31	28
Prepaid expenses	28	30
Income tax receivable	17	14
Restricted cash	9	22
Assets held for sale	5	14
Foreign currency derivative contracts	2	6
Other	12	14

	$198	$260

Assets held for sale were $5 million and $14 million at December 31, 2011 and 2010, respectively. The assets held for sale as of December 31, 2011 consisted primarily of facilities located in Austin, Texas. The assets held for sale as of December 31, 2010 consisted primarily of facilities located in Sendai, Japan and Austin, Texas.

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2011	December 31, 2010
Land	$56	$107
Buildings and improvements	855	914
Machinery and equipment	2,508	2,341
Assets not yet placed in service	39	29

Total	3,458	3,391
Less accumulated depreciation and amortization	(2,686)	(2,280)

	$772	$1,111

Depreciation and amortization expense was $393 million, $488 million and $648 million for the years ended December 31, 2011, 2010 and 2009, respectively, including capital lease amortization expense of $5 million, $10 million and $20 million in 2011, 2010 and 2009, respectively. Included in property, plant and equipment are capital lease assets of $8 million and $12 million as of December 31, 2011 and 2010, respectively. These asset amounts are net of accumulated amortization of $70 million and $65 million as of December 31, 2011 and 2010, respectively.

Effective January 1, 2011, in order to more accurately reflect the expected useful lives of certain property, plant and equipment assets, we extended the estimated depreciable lives of certain of our probe, assembly and test equipment. During 2011 and as a result of this change in our accounting estimate, depreciation expense was reduced by approximately $65 million. Operating earnings increased and net loss decreased by approximately the same amount, or by $0.29 per share.

Intangible Assets, Net

Amortized intangible assets of $84 million and $309 million at December 31, 2011 and 2010, respectively, were composed of the following:

	December 31, 2011		December 31, 2010
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$2,819	$2,798	$3,231	$2,997
Customer relationships	1	1	362	362
Trademarks / tradenames	144	81	153	78

	$2,964	$2,880	$3,746	$3,437

Amortization expense is estimated to be $25 million in 2012, $21 million in 2013, $14 million in 2014, $12 million in 2015 and $12 million in 2016.

Other Assets, Net

Other assets, net consisted of the following:

	December 31, 2011	December 31, 2010
Deferred financing costs, net	$115	$128
Deferred income taxes	100	95
Tool and die, net	48	74
Other long-term receivables	28	20
Asia land leases	19	19
Income tax receivable	3	3
Strategic investments	—	3
Fair value of interest rate cap contracts	—	1
Other	14	14

	$327	$357

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Employee compensation	$131	$196
Interest payable	115	87
Severance	48	38
Accrued technology cost	26	30
Taxes other than income taxes	23	29
Deferred revenue	10	13
Income tax payable	6	9
Interest rate swap liability	6	6
Environmental liability	5	5
Commodity hedge liability	4	—
Other	77	141

	$451	$554

Other Liabilities

Other liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Retiree healthcare obligation	$148	$164
Income taxes payable	116	121
Pension obligations	78	64
Severance liability	70	132
Deferred income taxes	29	54
Environmental liability	37	36
Capital leases	1	2
Interest rate swap liability	—	6
Other	27	23

	$506	$602

Common Shares

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

Treasury Shares

On February 1, 2012, the Company’s Board of Directors confirmed that shares that were withheld by the Company in connection with net share settlements of tax withholding obligations resulting from the vesting of restricted stock units since December 1, 2006 were cancelled under Bermuda corporate law effective as of the date such shares were withheld. As a result and in accordance with ASC Subtopic 505, “Treasury Stock,” amounts previously shown as treasury stock have been reclassified into beginning accumulated deficit for the earliest period presented.

Additional Paid-In Capital

In connection with the closing of the Merger and after adjusting for the impacts of the aforementioned reverse stock split and change in par value, we issued approximately 196 million common shares, par value $0.01, to Freescale LP in exchange for a contribution of approximately $7.1 billion. We also issued to Freescale LP a warrant for the purchase of approximately 9.5 million common shares with a strike price of $36.12, equal to the fair value on the date of grant. The fair value of the warrant, approximately $171 million, is included in additional paid-in capital on our accompanying audited Consolidated Balance Sheets.

Accumulated Other Comprehensive Earnings

The following table provides the components of accumulated other comprehensive earnings, net of tax:

	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2009	$(14)	$20	$31	$37
Current period net change	14	(6)	(2)	6

Balance at December 31, 2009	$—	$14	$29	$43

Current period net change	(1)	(16)	1	(16)

Balance at December 31, 2010	$(1)	$(2)	$30	$27

Current period net change	(4)	9	(5)	—
Reclassification	—	(2)	—	(2)

Balance at December 31, 2011	$(5)	$5	$25	$25

During 2009, in accordance with ASC Topic 715, “Compensation-Retirement Benefits,” we recorded gains of $17 million to other comprehensive earnings related to curtailments, settlements and the actuarial impact associated with our Japanese and French pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility (which ceased operations in the first quarter of 2011) along with other severance actions in Japan. (Refer to Note 10 for further discussion of this matter.)

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2011 and 2010, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In 2011 and 2010, there were no significant transfers between Level 1 and Level 2 inputs and no significant transfers in or out of Level 3 inputs.

	$000,000,0	$000,000,0	$000,000,0	$000,000,0
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2011:	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$357	$357	$—	$—
Time deposits (1)	246	246	—	—
Foreign currency derivative contracts (2)	2	—	2	—

Total Assets	$605	$603	$2	$—

Liabilities
Interest rate swap agreements (3)	$6	$—	$6	$—
Commodity derivative contracts (4)	4	—	4	$—
Foreign currency derivative contracts (2)	3	—	3	—

Total Liabilities	$13	$—	$13	$—

	$000,000	$000,000	$000,000	$000,000
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2010:	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$754	$754	$—	$—
Time deposits (1)	166	166	—	—
Foreign currency derivative contracts (2)	6	—	6	—
Interest rate cap arrangements (5)	1	—	1	—

Total Assets	$927	$920	$7	$—

Liabilities
Interest rate swap agreements (3)	$12	$—	$12	$—
Foreign currency derivative contracts (2)	2	—	2	—

Total Liabilities	$14	$—	$14	$—

The following footnotes indicate where the noted items are recorded in our accompanying audited Consolidated Balance Sheets at December 31, 2011 and 2010:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate swap agreements are reported as other liabilities and accrued liabilities and other.
(4)	Commodity derivative contracts are reported as accrued liabilities.
(5)	Interest rate cap arrangements were reported as other assets.

Valuation Methodologies

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. The fair value of our interest rate caps was also estimated based on market observable interest rate yield curves, as well as market observable interest rate volatility indexes. For foreign currency derivatives, our approach is to use forward contract valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2. Refer to Note 5, “Risk Management,” for further discussion of our interest rate swap and cap contracts, our foreign currency derivative contracts and our commodity derivative contracts.

The following table summarizes the change in the fair value for Level 3 inputs for the year ended December 31, 2010:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Year Ended December 31, 2010	Auction rate securities (2)	Other derivatives (2)	Total Gains (Losses)
Balance as of January 1, 2010	$30	$3	$—
Total gains or losses (realized or unrealized):
Included in earnings (1)	1	(1)	—
Included in OCI	—	—	—
Sales	(31)	(2)	—
Transfers in and/or out of Level 3	—	—	—

Balance as of December 31, 2010	$—	$—	$—

The amount of total gains or losses for the year ended December 31, 2010 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of December 31, 2010 (1)	$—	$—	$—

(1)	The realized and unrealized gains (losses) reflected in the table above for the year ended December 31, 2010 were recorded in other, net in the accompanying audited Condensed Consolidated Statement of Operations.
(2)	We sold our ARS and related redemption rights to UBS in the second quarter of 2010.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,632 million at December 31, 2011 and $7,863 million at December 31, 2010 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2011.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. During 2009, we recorded $10 million in other-than-temporary impairments on such assets, based on our percentage ownership of the estimated value of these assets. As of December 31, 2011 and 2010, the carrying value of these assets was $2 million and $6 million, respectively.

(4) Debt

Our long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Extended maturity term loan	$2,215	$2,237
Replacement revolver	—	—
Revolving credit facility	—	532
Senior secured 10.125% due 2018	663	750
Senior secured 9.25% due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 9.125%/9.875% PIK-election notes due 2014	—	255
Senior unsecured 8.875% notes due 2014	298	886
Senior unsecured 10.75% notes due 2020	473	750
Senior unsecured 8.05% notes due 2020	739	—
Senior subordinated 10.125% notes due 2016	764	764

	6,589	7,611
Less: current maturities	—	(29)

Total long-term debt	$6,589	$7,582

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, we contributed the net proceeds from the IPO to Freescale Inc. to, along with cash on hand, prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the Revolver, as defined below, and issued 30-day notices of redemption announcing our intent to redeem a portion of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and a portion of the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand. (Refer to Note 2, “Loss on Extinguishment or Modification of Long-Term Debt, Net,” for further information on the debt refinancing transactions discussed in this Note.) Because cash proceeds were used for the prepayment and redemption of debt in the IPO Debt Redemption, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the aforementioned portion of the liabilities outstanding under the Revolver, the 10.75% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.

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

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the senior unsecured 8.875% notes due 2014 (“8.875% Unsecured Notes”), and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, we also issued 30-day notices of redemption announcing our intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with the senior secured credit facility (the “Credit Facility”) as well as the indentures governing our senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as one of the “Q3 2011 Debt Refinancing Transactions.” Because cash proceeds from the Q2 2011 Debt Issuance were used for the redemption of debt, which relieved Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with the abovementioned portion of the liabilities outstanding under the 8.875% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011. Furthermore, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt in the second quarter of 2011.

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

Third Quarter 2010 Debt Refinancing Transaction

On September 30, 2010, Freescale Inc. issued $750 million aggregate principal amount of the 10.75% Unsecured Notes. The 10.75% Unsecured Notes were recorded at fair value which was equal to the cash proceeds received from the issuance. The gross proceeds were used to repurchase a portion of the existing senior unsecured notes in the following amounts: $376 million of 8.875% Unsecured Notes, $252 million of the PIK-Election Notes and $122 million of the senior unsecured floating rate notes due 2014 (“Floating Rate Notes”). This transaction is referred to as the “Q3 2010 Debt Refinancing Transaction” and was completed in compliance with the Credit Facility agreement as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes. Because cash proceeds were used for the prepayment, which relieved Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability outstanding under the 8.875% Unsecured Notes, the PIK-Election Notes and the Floating Rate Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Furthermore, the $750 million aggregate principal amount of 10.75% Unsecured Notes was separately accounted for as an issuance of debt.

Second Quarter 2010 Debt Refinancing Transaction

On April 13, 2010, Freescale Inc. issued $1,380 million aggregate principal amount of 9.25% senior secured notes due 2018 (“9.25% Secured Notes”). The 9.25% Secured Notes were recorded at fair value which equals the cash proceeds received from the issuance. These proceeds along with cash reserves were used to prepay the remaining balances under our original maturity term loan and the Incremental Terms Loans, as defined below, in accordance with the Amended Credit Agreement (the “Q2 2010 Debt Refinancing Transaction”). As the prepayments were achieved through the utilization of cash proceeds, thus relieving Freescale Inc., Holdings I and certain other Holdings I subsidiaries of their obligations associated with that liability outstanding under the Credit Facility, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.

First Quarter 2010 Amend and Extend Arrangement

On February 19, 2010, Freescale Inc. amended the Credit Facility and issued $750 million aggregate principal amount of the 10.125% Secured Notes in a transaction referred to as the “A&E Arrangement.” The gross proceeds of the note offering were used to prepay amounts outstanding under the Credit Facility as follows: $635 million under our original maturity term loan, $3 million under the Incremental Term Loans, and $112 million under the Revolver. Further, the maturity of approximately $2,265 million of debt outstanding under our original maturity term loan was extended to December 1, 2016 and was then referred to as the “Extended Term Loan.”

Debt Exchange

In 2009, Freescale Inc. invited eligible holders of each of its Floating Rate Notes, PIK-Election Notes, 8.875% Unsecured Notes, and Senior Subordinated Notes to participate as a lender in the issuance of senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” (The Floating Rate Notes, the PIK-Election Notes, the 8.875% Unsecured Notes and the Subordinated Notes, as defined below, are collectively referred to as the “Existing Notes.”)

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

Open-Market Bond Repurchases

During 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss, net. During 2010, Freescale Inc. repurchased $120 million of its 8.875% Unsecured Notes, $78 million of its PIK-Election Notes and $15 million of its Floating Rate Notes at a $15 million pre-tax gain, net. During 2009, Freescale Inc. repurchased $60 million of its 8.875% Unsecured Notes and $39 million of its PIK-Election Notes at a $32 million pre-tax gain, net.

Credit Facility

At December 31, 2011, Freescale Inc.’s Credit Facility included (i) the aforementioned Extended Term Loan with an aggregate outstanding balance of $2,215 million and (ii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at December 31, 2011. The interest rate on the Extended Term Loan at December 31, 2011 was 4.5%. (The spread over LIBOR with respect to the Extended Term Loan was 4.25%.) At December 31, 2011, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2011, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity.

Senior Notes

Freescale Inc. had an aggregate principal amount of $4,374 million in senior secured, senior unsecured and senior subordinated notes outstanding at December 31, 2011, consisting of (i) $663 million of 10.125% Secured Notes due 2018; (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes due 2014, (iv) $298 million of 8.875% Unsecured Notes due 2014, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $764 million of Senior Subordinated Notes due 2016 (“Subordinated Notes”). With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every March 15th and September 15th commencing on September 15, 2010 for the 10.125% Secured Notes; (ii) every April 15th and October 15th commencing on October 15, 2010 for the 9.25% Secured Notes; (iii) every February 1st and August 1st commencing February 1, 2011 for the 10.75% Unsecured Notes; (iv) every February 1st and August 1st commencing on February 1, 2012 for the 8.05% Unsecured Notes; and, (v) every June 15th and December 15th commencing on June 15, 2007 for the 8.875% Unsecured Notes and the Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.55% on December 31, 2011) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th commencing March 15, 2007.

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

Guarantees and Right of Payment

The 10.125% Secured Notes are governed by the indenture dated as of February 19, 2010 (the “10.125% Indenture”), and the 9.25% Secured Notes are governed by the indenture dated as of April 13, 2010 (the “9.25% Indenture”). Each of Freescale Inc.’s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility (the “Guarantors”) also guarantees, jointly and severally, the 10.125% Secured Notes and 9.25% Secured Notes on a senior secured basis. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”); the 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”); and, the Floating Rate Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended. While the 8.05% Unsecured Notes, the 10.75% Unsecured Notes, the Floating Rate Notes and the 8.875% Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor.

Relative to our overall indebtedness, the 10.125% Secured Notes and the 9.25% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Floating Rate Notes, the 8.875% Unsecured Notes, the 10.75% Unsecured Notes and the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to all other of our senior secured and unsecured indebtedness.

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

As of December 31, 2011, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio of 3.25:1. As of December 31, 2011, Freescale Inc.’s consolidated secured debt ratio was 3.43:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the indentures. However, the fact that we do not meet the ratio in the indentures does not result in any default thereunder.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2011, future obligated debt service principal payments are $0 in 2012, $0 in 2013, $355 million in 2014, $0 in 2015, $2,979 million in 2016 and $3,255 million thereafter.

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

(5) Risk Management

Foreign Currency Risk

The functional currency for most of our foreign operations is the U.S. dollar. Accordingly, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.

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

At December 31, 2011 and 2010, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $198 million and $187 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of $1 million and a net unrealized gain of less than $1 million at December 31, 2011 and 2010, respectively. Forward contract (losses) gains of $(2) million, less than $1 million and $(2) million for 2011, 2010 and 2009, respectively, were recorded in other, net in the accompanying audited Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2011 and 2010:

Buy (Sell)	December 31, 2011	December 31, 2010
Euro	$119	$54
Malaysian Ringgit	$18	$69
Mexican Peso	$6	$—
Israeli Shekel	$6	$16
Taiwan Dollar	$(12)	$(12)
Japanese Yen	$(13)	$39

Cash Flow Hedges

At December 31, 2011, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with notional amounts of $71 million and $30 million, respectively, and fair values, of a net unrealized gain (loss) of $1 million and $(1) million, respectively. At December 31, 2010, we had Malaysian Ringgit forward and option contracts designated as cash flow hedges with an aggregate notional amount of $114 million and a fair value of a net unrealized gain of $3 million. These forward and option contracts have original maturities of less than 15 months. Gains of less than $1 million for both 2011 and 2010 were recorded in cost of sales in the accompanying audited Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We had no foreign currency exchange contracts designated as cash flow hedges at December 31, 2009.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

During 2011, we entered into gold swap contracts in order to hedge our exposure to increases in the price of gold bullion. During the third quarter of 2011, our gold swap contracts were designated as accounting hedges under ASC Topic 815. At December 31, 2011, these contracts had outstanding notional amounts totaling 27,500 ounces which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $4 million at December 31, 2011. A net gain of $2 million was recorded in other expense, net in the accompanying audited Consolidated Statements of Operations related to our realized results attributable to, as well as the change in fair value associated with, these gold swap contracts up to the date of designation. In addition, a net realized gain of $2 million and a net unrealized loss of $5 million was recorded in cost of sales and other comprehensive income, respectively, related to our realized and unrealized results attributable to these gold swap contracts after the date of designation and through December 31, 2011. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged. We had no commodity contracts at December 31, 2010.

We have provided $5 million in collateral to three of our counterparties in connection with our foreign exchange and gold hedging programs as of December 31, 2011. This amount is recorded as a component of other current assets on the accompanying audited Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of December 31, 2011 and 2010, we had effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012 with interest rate swaps. In the second quarter of 2009, we settled a LBSF swap arrangement with a notional amount of $400 million at a $4 million gain. LBSF filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%, and in turn, receive variable interest payments based on three-month LIBOR (0.55% at December 31, 2011) from the counterparties. As our interest rate swaps do not qualify as cash flow hedges, the net receipts or payments from the interest rate swap agreements are recorded in other, net in the accompanying audited Consolidated Statement of Operations, in accordance with ASC Topic 815. During 2011 and 2010, we recognized pre-tax losses of $1 million and $8 million, respectively, in other, net associated with the change in fair value of these interest rate swaps.

In addition to interest rate swap agreements, we previously used interest rate cap agreements to manage our floating rate debt. During 2009, we entered into two interest rate cap contracts with two counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, we effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75%. The caps became effective on December 1, 2009 and were scheduled to mature on December 1, 2012. In the fourth quarter of 2011, we terminated the interest rate cap agreements. As these interest rate caps did not meet the requirements of a cash flow hedge under ASC Topic 815, all related gains and losses due to the change in fair value were recognized in other, net. During 2011 and 2010, we recognized pre-tax losses of less than $1 million and $6 million, respectively, in other, net associated with the change in fair value of these interest rate caps.

Counterparty Risk

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. As of December 31, 2011, our exposure to counterparty risk is immaterial.

(6) Employee Benefit and Incentive Plans

Share and Equity-based Compensation

Our total share and equity-based compensation expense is presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cost of sales	$3	$3	$2
Selling, general and administrative	21	23	30
Research and development	3	3	2

Total	$27	$29	$34

2011 Omnibus Incentive Plan

In connection with the completion of the IPO, we adopted a new share-based compensation plan referred to as the 2011 Omnibus Incentive Plan (the “2011 Plan”), which authorizes stock-based awards for up to 22 million of our common shares. The purpose of the 2011 Plan is to provide additional incentive to selected management, employees, directors, independent contractors and consultants of the Company in order to strengthen their commitment to the Company. The 2011 Plan permits the grant of incentive awards to employees, non-employee directors, and consultants or independent contractors, as selected by the administrator. The 2011 Plan authorizes the granting of awards in the following forms:

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

Non-qualified Options

As of December 31, 2011, we have issued approximately 892 thousand non-qualified stock options in Holdings I (“2011 Options”), with exercise prices ranging from $12.44 to $13.61 per share, to certain qualified participants pursuant to the 2011 Plan. The 2011 Options vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan. As of December 31, 2011, we had approximately $4 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of 4 years to additional paid-in capital.

The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year Ended December 31, 2011
Weighted average grant date fair value per share	$7.82
Weighted average assumptions used:
Expected volatility	80.0%
Expected lives (in years)	4.75
Risk free interest rate	0.89%
Expected dividend yield	—%

In accordance with ASC Topic 718, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history as a public company and the fact that its current equity was not publicly traded prior to May 26, 2011. The peer companies operate in the semiconductor industry and are of similar size. When establishing its expected life assumptions, we use the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.

A summary of changes in the 2011 Options outstanding during the year ended December 31, 2011 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2011	—	$—	—	$—
Granted	892	$12.50
Terminated, cancelled or expired	(2)	$12.44
Exercised	—	$—

Balance at December 31, 2011	890	$12.50	7	$—

Exercisable options at December 31, 2011	—	$—	—	$—

Restricted Stock Units

Restricted stock units (RSUs) have been granted to certain qualified participants under the 2011 plan. These grants are rights to receive shares of our common share on a one-for-one basis and vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant and are not entitled to dividends or voting rights, if any, until vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period. As of December 31, 2011, we had approximately $13 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of 4 years to additional paid-in capital. Under the terms of the RSU award agreements, common shares underlying RSU awards are issued to the participant upon vesting of the RSU.

A summary of changes in the RSUs outstanding under the 2011 Plan during the year ended December 31, 2011 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2011	—
Granted	1,381
Vested	—
Issuances	—
Terminated, cancelled or expired	(8)

Non-vested RSU balance at December 31, 2011	1,373

2006 Management Incentive Plan and 2007 Employee Incentive Plan

Upon completion of the IPO, the shares reserved for issuance under the 2006 Management Incentive Plan (2006 MIP) and 2007 Employee Incentive Plan (2007 EIP), both as described below, that were not issued or subject to outstanding grants became available under the 2011 Plan, and no further awards will be made under the 2006 MIP or 2007 EIP. In the event that any outstanding award under the 2011 Plan, the 2007 EIP or the 2006 MIP is forfeited for any reason, terminates, expires or lapses, any shares subject to such award will be available for issuance under the 2011 Plan.

Option Exchange

On April 6, 2009, Holdings I granted options to purchase shares of Holdings I common shares under the 2006 MIP and the 2007 EIP by entering into new non-qualified option agreements with certain officers and employees. The Compensation and Leadership Committee of the Holdings I Board of Directors approved the form of the non-qualified option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Freescale LP (“Class B Interests”) and options to purchase Holdings I common shares (both as described below), in each case, for new options to purchase Holdings I common shares (“Option Exchange”). Under the terms of each of the agreements, the new options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the grant date and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new options granted under both agreements is equal to the fair value per share of Holdings I common shares on the date of grant.

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

Non-qualified and Rollover Options

In connection with the Merger, we adopted the 2006 MIP, which authorized share-based awards to be granted to management, key employees and directors for up to 6.0 million common shares. On February 4, 2009, the 2006 MIP was amended to allow up to approximately 11.7 million common shares to be issued under this plan. On October 28, 2009, the 2006 MIP was further amended to allow up to approximately 13.5 million common shares to be issued under the plan. As of December 31, 2011, the Company had issued approximately 8.4 million non-qualified options to purchase its common shares (“2006 Options”), which remain outstanding, with exercise prices ranging from $6.40 to $36.12 per share, to certain members of management pursuant to the 2006 MIP. (These options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2011 we had approximately $26 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average grant date fair value per share	$7.43	$4.08	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%	72.1%
Expected lives (in years)	6.25	6.25	6.25
Risk free interest rate	1.8%	2.6%	2.3%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2011 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2011	9,428	$7.84	9	$55
Granted	258	$12.69
Terminated, cancelled or expired	(1,050)	$15.40
Exercised	(200)	$6.45

Balance at December 31, 2011	8,436	$7.08	8	$50

Exercisable options at December 31, 2011	4,330	$7.37	—	$25

Under the 2006 MIP, we also issued fully vested options (“Rollover Options”), to purchase approximately 0.8 million shares of our common shares, in exchange for approximately 143 thousand fully vested Freescale Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options were determined based on a formula that maintained the intrinsic value of the Freescale Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of Freescale Inc.’s common shares at the closing of the Merger, the average price for the Rollover Options was $22.24 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.

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

In June 2007, we adopted the 2007 EIP, which authorized the issuance of up to 0.9 million shares of our common shares in the form of share-based awards to key employees. On October 28, 2009, the 2007 EIP was amended to allow up to approximately 2.1 million shares of to be issued under the plan. As of December 31, 2011, approximately 1.5 million non-qualified options to purchase our common shares (“2007 Options”), with exercise prices ranging from $6.40 to $36.12 per share, were issued, and remain outstanding, to key employees. (These options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options’ grant date. As of December 31, 2011, we had approximately $4 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average grant date fair value per share	$7.43	$4.08	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%	74.7%
Expected lives (in years)	6.25	6.25	6.25
Risk free interest rate	1.8%	2.6%	2.5%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2011 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2011	1,680	$6.97	9	$10
Granted	10	$12.69
Terminated, cancelled or expired	(134)	$7.13
Exercised	(65)	$6.40

Balance at December 31, 2011	1,491	$6.92	8	$9

Exercisable options at December 31, 2011	716	$7.37		$4

Class B Interests

In connection with the Merger, Freescale LP adopted an equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Holdings were issued to thirteen individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale LP (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006. In 2009, approximately six thousand Class B Interests became vested upon the separation of two executives, and concurrently, approximately three thousand Class B Interests were forfeited. As of December 31, 2011, 130 thousand Class B Interests, held by former executives of Freescale Inc., remain outstanding. These Class B Interests exclude those canceled in exchange for new options to purchase Holdings I common shares in connection with the Option Exchange.

Restricted Stock Units and Deferred Stock Units

Under the terms of the 2006 MIP, RSUs were granted to certain members of management, key employees and directors. The grants are rights to receive shares of our common shares on a one-for-one basis and vest 25% on each of the first, second, third and fourth anniversaries of the grant date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.

During 2009, we also granted performance-based deferred stock units (DSUs) to certain executives of Freescale Inc. under the 2006 MIP. The number of DSUs that could be earned pursuant to such awards range from zero to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. The performance-based DSUs, to the extent earned, vest 100% on the fourth anniversary of the grant date.

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2011 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2011	2,165
Granted	109
Vested	(195)
Issuances	(63)
Terminated, cancelled or expired	(122)

Non-vested RSU and DSU balance at December 31, 2011	1,894

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

As of December 31, 2011, we had approximately $8 million in unamortized expense related to RSUs and DSUs issued under the 2006 MIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years to additional paid-in capital.

In connection with the Merger, certain Freescale Inc. fully vested options and partially vested RSUs were exchanged for similar cash-settled liability awards. In accordance with ASC Topic 718, we reclassified these previously equity classified awards to accrued liabilities based on their December 1, 2006 market value. The cash-settled liability awards exchanged for Freescale Inc. RSUs vested through the second anniversary of their original grant date. As of December 31, 2010, all remaining DSU awards were settled.

Defined Contribution Plans

We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Under our defined contribution plans, matching contributions totaled $31 million in 2011, $29 million in 2010 and $6 million in 2009.

Incentive Plans

We are parties to an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. In conjunction with this awards program, Freescale Inc. established the Freescale Bonus Plan. Freescale Inc. plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool subject to adjustment at our sole discretion. We recognized expense of $59 million in 2011, $102 million in 2010 and $61 million in 2009 related to this plan.

Pension and Post-retirement Benefit Plans

In accordance with the provisions of ASC Topic 715, we recognize the funded status of our defined-benefit postretirement plans on our consolidated balance sheets, and changes in the funded status are reflected in comprehensive earnings in the statements of operations. The measurement date for all U.S. and non-U.S. plans was December 31st for 2011 and 2010.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of Freescale Inc.’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and Freescale Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 1,767 non-U.S. employees.

Net periodic benefit cost for pension plans was $11 million, $10 million and $12 million in 2011, 2010 and 2009, respectively. Our contributions to these plans aggregated $5 million, $3 million and $5 million in 2011, 2010 and 2009, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Discount rates	3.50%	3.20%
Expected return on plan assets	3.00%	2.60%
Rate of compensation increase	2.70%	2.80%

The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.

The accumulated benefit obligation for all defined benefit plans was $116 million and $113 million at December 31, 2011 and 2010, respectively. The net projected benefit obligation of these plans was $129 million and $127 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, plan assets of approximately $54 million and $66 million, respectively, were principally invested in equity, debt and guaranteed investment securities.

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

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service cost	$1	$1	$1
Interest cost	9	9	8
Net amortization of losses	—	(1)	(2)
One-time deviation	(1)	—	—

Post-retirement expense	$9	$9	$7

The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2011 and 2010. Our obligation consists of an accumulated benefit obligation (ABO) and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Benefit obligation:
Beginning of year	$177	$165	$148
Service cost	1	1	1
Interest cost	9	9	8
Actuarial loss (gain)	(18)	14	23
Benefits paid, net	(10)	(12)	(15)
One-time deviation	(1)	—	—

	$158	$177	$165

Benefit payments, which reflect expected future service, are estimated to be $10 million in 2012, $12 million in 2013, $13 million in 2014, $13 million in 2015, $13 million in 2016 and $61 million for the next five years thereafter.

The weighted average assumptions for these retiree medical benefits as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Discount rate	4.75%	5.25%
Assumed health care trend rate for next year	7.84%	8.06%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2017

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2012 costs by less than $1 million and increase the benefit obligation at December 31, 2011 by $5 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2012 costs by less than $1 million and decrease the benefit obligation at December 31, 2011 by $4 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2011	December 31, 2010
Benefit obligation	$(158)	$(177)
Fair value of plan assets	—	—

Funded status	(158)	(177)
Unrecognized net gain	(34)	(16)

(Accrued) benefit cost	$(192)	$(193)

Plan Assets Underlying Pension Plans

The pension plans for certain of our foreign subsidiaries have underlying assets, while pension plans of other foreign subsidiaries are unfunded. Our overall investment strategy with regard to these pension assets is to achieve a wide diversification of asset types, fund strategies and fund managers with resulting future cash flows associated with such investments sufficient to fund anticipated future pension payments. The target allocations for plan assets are 45% equity securities, 15% cash investment and 40% fixed income securities, although the actual plan asset allocations may be within a specified range of these targets. Equity securities primarily include investments in U.S. and international large-cap and mid-cap companies. Cash investments primarily include cash balances and investments in time deposits. Fixed income securities include international government securities, corporate bonds from diversified industries, municipal bonds, and U.S. Treasury securities. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.

The fair values of our pension plan assets at December 31, 2011 by asset category, utilizing the fair value hierarchy discussed in Note 3, are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Common collective trust	$42	$—	$42	$—
Insurance contracts	12	—	12	—

Total Assets	$54	$—	$54	$—

Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2011 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time, and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved. The value of the insurance contracts is considered Level 2.

(7) Income Taxes

The Company is a Bermuda exempted company. Bermuda does not impose corporate income taxes. Our operations are conducted through our various subsidiaries in a number of countries throughout the world. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes.

Components of (loss) earnings before income taxes are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Bermuda	$(13)	$(6)	$(5)
United States	(536)	(1,313)	463
Foreign	167	241	44

	$(382)	$(1,078)	$502

Components of income tax expense (benefit) are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
United States	$—	$—	$(3)
Foreign	19	28	21

Total current	$19	$28	$18

Deferred:
United States	$5	$4	$(307)
Foreign	8	(51)	7

Total deferred	$13	$(47)	$(300)

Non-current:
United States	$—	$—	$45
Foreign	(4)	(6)	(9)

Total Non-current	$(4)	$(6)	$36

Total expense (benefit) for income taxes	$28	$(25)	$(246)

Cash paid for taxes, net of cash refunds, was $25 million and $14 million for 2011 and 2010, respectively. Cash received from refunds, net of cash paid for taxes, was $3 million for 2009.

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

During 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. (Refer to Note 4, “Debt,” for the definition and further discussion of the Debt Exchange.) We continue to be in an overall three year U.S. cumulative loss position, inclusive of the cancellation of debt gain. As noted in the preceding paragraph, a valuation allowance of $560 million was previously recorded on our U.S. deferred tax assets, so substantially all of the U.S. tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our U.S. deferred tax assets. We also had a $270 million non-cash income tax benefit in 2009 related to the release of a U.S. valuation allowance in connection with a local tax election resulting in income taxes on unremitted earnings of one of our foreign subsidiaries no longer being required.

A reconciliation of the Bermuda statutory tax rate of 0% and the effective income tax is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statutory income tax rate in Bermuda	—%	—%	—%
Taxes on U.S. and foreign (losses) earnings which are different than the Bermuda rate	37	37	11
Valuation allowance on deferred taxes	(54)	(40)	(47)
Research credits	9	2	(6)
U.S. benefit (worthless stock)	—	—	(5)
Foreign capital incentive	3	3	—
Other	(2)	—	(2)

	(7)%	2%	(49)%

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2020. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $3 million, $2 million, and $5 million for 2011, 2010, and 2009, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.01, $0.01, and $0.03 in 2011, 2010, and 2009, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2011	December 31, 2010
Tax carryforwards	$785	$685
Depreciation	262	210
Accrued interest	155	61
Employee benefits	99	135
Other capitalized items	85	15
Accrued intercompany expenses	57	60
Share-based compensation	44	35
Inventory	44	52
Foreign capital incentive	29	28
Sales, bad debt and warranty reserves	23	28
Environmental reserves	15	15
Investments	10	11
Capitalized research and development	3	36
Deferred revenue	(3)	2
Other, net	30	59
Undistributed foreign earnings	(445)	(438)
Valuation allowance	(1,030)	(823)

Net deferred tax assets	$163	$171

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

Gross deferred tax assets were $1,788 million and $1,570 million at December 31, 2011 and 2010, respectively. Gross deferred tax liabilities were $595 million and $576 million at December 31, 2011 and 2010, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2011	December 31, 2010
Other current assets	$94	$132
Other assets	100	95
Accrued liabilities	(2)	(2)
Other liabilities	(29)	(54)

Net deferred tax assets	$163	$171

At December 31, 2011 and 2010, we had valuation allowances of $955 million and $740 million against certain of our deferred tax assets in the United States, and valuation allowances of $75 million and $83 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more likely than not to be realized. Valuation allowances have been recorded on substantially all our U.S. deferred tax assets, as we have incurred cumulative losses in the United States. We have not recognized all of the tax benefits for these losses as we are precluded from considering the impact of future forecasted earnings pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting U.S. pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. During 2011, we recorded a net increase in our valuation allowance of $207 million. This net increase consisted of a $215 million increase in our U.S. valuation allowance, partially offset by an $8 million decrease in our overall foreign valuation allowance. The increase in the U.S. valuation allowance is attributable to an overall increase in U.S. net deferred tax assets, of which $220 million was recorded through deferred tax expense, and a $5 million deferred tax benefit was recorded in other comprehensive earnings. The decrease in the foreign valuation allowance was a result of recording a $13 million deferred tax benefit offset by $5 million deferred tax expense recorded in other comprehensive earnings.

At December 31, 2011, we had U.S. federal net operating losses of (i) $953 million, which expire in the years 2016 through 2031, (ii) U.S. federal charitable contributions of $1 million, which expire beginning in 2015, (iii) state net operating losses of $429 million, which expire in the years 2012 through 2031, and (iv) foreign capital losses of $18 million and foreign net operating losses of $115 million, which expire starting in 2013. We had U.S. federal research credits of (i) $242 million, which expire in the years 2015 through 2031, (ii) state research credits of $95 million, which expire starting in 2018 and (iii) foreign research credits of $7 million, which expire starting in 2027. We also had U.S. foreign tax credits of $134 million, which expire in the years 2012 through 2021. If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of U.S. federal carryforwards that can be utilized.

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

For the years ended December 31, 2011, 2010 and 2009, the total amount of unrecognized tax benefits was as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance as of beginning of year	$210	$207	$203
Tax positions related to the current year:
Additions	7	10	13
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	3	20
Reductions	(6)	(1)	(17)
Foreign currency translation adjustments	(1)	(3)	—
Settlements	—	—	—
Lapses in statutes of limitations	(3)	(6)	(12)

Balance as of end of year	$207	$210	$207

As of December 31, 2011, 2010 and 2009, unrecognized tax benefits were $207 million, $210 million and $207 million, respectively. The total liability for unrecognized tax benefits at December 31, 2011, 2010 and 2009 was $217 million, $218 million and $219 million, respectively. The amount of tax benefits included in this total liability which, if recognized, would affect our effective tax rate is $61 million, $66 million and $74 million as of December 31, 2011, 2010 and 2009, respectively. The remaining portion of the total liability in each year represents tax benefits that were offset by valuation allowances on our deferred tax assets and would not have an impact to the effective tax rate.

We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2011, we accrued $2 million of interest and penalties. During 2010, we released $4 million of interest and penalties. No net interest and penalties were accrued related to uncertain tax positions during 2009, as accruals offset releases. As of December 31, 2011, 2010 and 2009, we had accrued interest and penalties of $10 million, $8 million and $12 million, respectively.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our income tax returns for the 2004 through 2010 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material negative impact on our financial condition or results of operations. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. The liability for unrecognized tax benefits is expected to decrease by approximately $11 million during the next twelve months primarily due to the lapsing of statutes. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2019. Rental expense, net of sublease income, for the years ended December 31, 2011, 2010, and 2009 was $34 million, $34 million and $33 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2011 are $42 million, $32 million, $22 million, $17 million and $13 million, respectively, and $19 million thereafter. Minimum sublease income on operating leases is approximately $11 million in 2012, $12 million in 2013, $12 million in 2014, $8 million in 2015 and $5 million in 2016. Currently there is no minimum sublease income scheduled beyond 2016.

As of December 31, 2011 and 2010, we had $3 million and $7 million, respectively, in capital lease obligations. We recorded $1 million, $1 million, and $6 million in capital lease obligations in 2011, 2010, and 2009, respectively. Future minimum lease payments under capital leases for each of the two years subsequent to December 31, 2011 are $2 million and $1 million, respectively. Currently, there are no significant capital lease payments scheduled beyond 2013.

In 2011, we executed the sale and partial leaseback of our facilities in Tempe, Arizona and East Kilbride, Scotland. We received $57 million in cash proceeds for the sale of these properties, resulting in a $17 million gain. We deferred substantially all of this gain to be amortized in proportion to our gross rental expense over the term of our operating leases at these properties, in accordance with ASC Subtopic 840-40, “Sale-Leaseback Transactions.”

Other Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2011, our commitment is $61 million through April 2012.

We have multi-year commitments under various software, service, supply and other contracts requiring payments for each of the five years subsequent to December 31, 2011 of $123 million, $49 million, $22 million, $11 million and $1 million, respectively.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, Freescale Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale

Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis, as the amount and timing of cash payments become fixed or readily determinable, for the estimated remediation periods, ranging from 7 years to over 50 years.

Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of December 31, 2011 and 2010, the undiscounted future cash flows are estimated at $90 million and $88 million, respectively. The expected payments for 2012 through 2016 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $69 million anticipated thereafter. Accruals at December 31, 2011 and 2010 were $42 million (utilizing a discount rate of 5.3%) and $41 million (utilizing a discount rate of 5.6%), respectively, the majority of which are included in other liabilities on the accompanying audited Consolidated Balance Sheets, with related charges (reversals) to operating earnings of $2 million, $(5) million and less than $1 million in 2011, 2010, and 2009, respectively. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

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

On April 17, 2007, Tessera Technologies, Inc. filed a complaint against Freescale Inc., ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. in the International Trade Commission (ITC) requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array packaging technology. On May 20, 2009, the ITC issued a final order finding that all the respondents infringed Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of respondents’ infringing products. On September 17, 2010, the asserted patents expired, thus nullifying the Limited Exclusion Order.

On April 17, 2007, Tessera also filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. The lawsuit was stayed during the pendency of the ITC matter, but is now active, and has been transferred to the United States District Court for the Northern District of California. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of December 31, 2011.

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

On December 1, 2010, Rambus, Inc. filed a complaint in the ITC against Freescale Inc., Broadcom Corporation, LSI Corporation, Nvidia Corporation, STMicroelectronics, and Mediatek Inc. and 22 other customer respondents alleging, among other things, that certain products of Freescale Inc. infringe patents owned by Rambus relating to double data rate memory controller interfaces and PCI Express technology. This ITC complaint seeks an exclusion order barring the importation of accused products into the United States. Also on December 1, 2010, Rambus filed related lawsuits in the Northern District of California against Freescale Inc. and certain other respondents alleging, among other things, that certain Freescale Inc. products infringe on the same patents involved in the ITC matter and other patents owned by Rambus. On June 2, 2011, we executed settlement and patent license agreements with Rambus, which fully resolve all pending litigation and claims between us, including both the ITC and the Northern District of California actions, as well as past use of Rambus patents. The consideration provided by us pursuant to the agreements was not material to our financial position, results of operations or cash flows.

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

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, from time to time we execute contracts considered outside the ordinary course of business, which may contain broader indemnification provisions, and other reimbursement obligations for costs related to epidemic failure of a Freescale product, late delivery, or breach of confidentiality. Examples of these types of agreements include customer supply contracts, business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration and/or amounts not in excess of the contract value, and in some instances we may have recourse against third parties for certain payments made by us.

Historically, we have not made significant payments for indemnification provisions or other reimbursement obligations contained in these agreements. At December 31, 2011, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At December 31, 2011, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2011, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

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

We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value of the asset is the quoted market price, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. We project cash inflows and outflows until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.

Asset impairment charges of $49 million, $6 million and $25 million have been included in reorganization of business and other in the accompanying audited Consolidated Statements of Operations for the years December 31, 2011, 2010, and 2009, respectively. The 2011 charges related primarily to our former manufacturing facility in Sendai Japan which suffered extensive infrastructure, equipment and inventory damage as the result of the March 2011 earthquake. The 2010 charges related to our former manufacturing facility in East Kilbride, Scotland. The 2009 charges were related primarily to certain assets classified as held for sale as of December 31, 2009 (or previously classified as held for sale) and in connection with our consolidation of leased facilities.

(10) Reorganization of Business and Other

Year Ended December 31, 2011

IPO-Related Costs

During 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” for further discussion.) Substantially all of these costs were paid with a portion of the initial IPO proceeds.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During 2011, we reported $11 million in net charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other on-going closure costs, which were partially offset by insurance recoveries in reorganization of business and other in the audited Consolidated Statement of Operations in association with this event. We expect to complete the remaining payments associated with these actions by the second quarter of 2012.

At each reporting date, we review our accruals for exit costs and other contingencies associated with our Sendai, Japan facilities, which consist primarily of remaining exit costs associated with the cancellation of various supply contracts, to ensure that our accruals are still appropriate. In certain circumstances, accruals may no longer be required because of efficiencies in carrying out our plans. We will reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2011 to December 31, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at December 31, 2011
Employee Separation Costs
Supply chain	$—	$12	$(3)	$(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$(3)	$(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	$12	$(2)	$(7)	$3

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in 2011. The $9 million used reflects cash payments made to employees separated as part of this action in 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who either were temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $10 million of exit costs related to the termination of various supply contracts. During 2011, $7 million of these exit costs were paid.

Asset Impairment Charges, Disposition Activities and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge, net of $14 million directly attributable to the impact of the earthquake in 2011. We also recorded a benefit of $10 million in connection with the sale of certain tools and equipment previously impaired and a $2 million benefit related to the settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. In addition, we incurred $36 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

Insurance Recoveries

During 2011, we recorded a $95 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property and inventory damage to our Sendai, Japan facilities and related business interruption losses as a result of the March 11, 2011 earthquake. These amounts do not include any additional potential future recoveries associated with our insurance coverage for business interruption losses as such recoveries cannot be estimated at this time.

Reorganization of Business Program

We have also executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. We have completed the following actions related to the program: (i) the winding-down of our cellular handset research and development and selling, general and administrative activities and the reduction of all related headcount, except for a minimal number required in connection with the selling of legacy products, (ii) the termination of our participation in the IBM alliance in connection with our decision to refocus our efforts from developing future process technology or obtaining rights to the underlying intellectual property via research alliances to leveraging broader participation with our foundry partners to integrate their advanced process technologies in developing and manufacturing our new products, (iii) the closure of our 150 millimeter manufacturing operations at our facilities in East Kilbride, Scotland in 2009 and in Sendai, Japan in March 2011, and (iv) the reduction of headcount in connection with the consolidation of certain research and development, sales and marketing, and logistical and administrative operations. The only remaining action relating to the Reorganization of Business Program is the closure of our Toulouse, France manufacturing facility. We have worked with our customers to finalize their orders for the end-of-life products manufactured at this facility and their transition of future production to our other facilities. After assessing these customer orders and to facilitate a smooth transition, we chose to extend the timing of the closure of our Toulouse manufacturing facility from the fourth quarter 2011 to the second quarter of 2012.

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

The following table displays a roll-forward from January 1, 2011 to December 31, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at December 31, 2011
Employee Separation Costs
Supply chain	$157	—	—	(51)	$106
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	—	—	(57)	$128

Related headcount	1,420	—	—	(700)	720

Exit and Other Costs	$15	2	(3)	(8)	$6

The $57 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2011. We will make additional payments to these separated employees and the remaining approximately 720 employees through the first half of 2013. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral. This amount was offset by a $3 million benefit related to exit costs associated primarily with underutilized office space previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations,” (“ASC Topic 420”). During 2011, $8 million of these exit costs were paid.

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

The $43 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2010. We reversed $19 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that will not be incurred. We also recorded $8 million in charges related to severance payments associated with the separation of certain employees in management positions, reflecting the culmination of workforce transformation efforts under the Reorganization of Business Program. In addition, we recorded $11 million of exit costs related primarily to underutilized office space vacated in the prior year in connection with our Reorganization of Business Program and in accordance with ASC Topic 420. During 2010, $12 million of these exit costs were paid.

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

Other Reorganization of Business Programs

During 2010, we reversed approximately $2 million of severance accruals related to reorganization of business programs initiated in periods preceding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. As of December 31, 2010, we had no remaining severance, relocation or exit cost accruals associated with these programs.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

Formerly, we had management agreements with affiliates or advisors of the Sponsors and other investors in Freescale LP pursuant to which the Sponsors and other investors in Freescale LP or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provided management and advisory services to us. Pursuant to the agreements, the Advisors received an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors could receive additional compensation for (i) investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction or (ii) other consulting services provided to the Company by the Advisors and out-of-pocket expenses incurred by the Advisors while providing such consulting services. The management agreements included customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements were terminated by us in connection with the completion of the IPO in the second quarter of 2011. Pursuant to the terms of the management agreements, the Advisors received a $68 million payment from us in consideration for the termination of these services. (Refer to Note 10, “Reorganization of Business and Other” for further discussion.) For the years ended December 31, 2011, 2010, and 2009, we recorded management fees of $12 million, $17 million, and $6 million, respectively, in selling, general and administrative expense.

(12) Supplemental Enterprise-Wide Information

Geographic Region Information

The following geographic region information includes net sales, as measured by each of our subsidiaries from which our products were purchased, as well as assets and property, plant & equipment based on physical location. Net sales by country for the years ended December 31, 2011, 2010, and 2009, as well as assets and property, plant & equipment as of December 31, 2011 and 2010 were as follows:

	Net Sales*			Assets		Property, Plant & Equipment
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
United States	$1,126	$960	$819	$1,432	$2,074	$377	$609
Hong Kong	1,403	1,481	1,020	196	334	3	4
Switzerland	1,232	1,180	810	147	267	1	1
Malaysia	543	225	—	687	680	242	263
Japan	245	233	185	93	129	1	53
China	—	—	—	498	440	77	101
France	—	—	—	150	132	17	24
Germany	—	—	—	67	61	22	24
Singapore	—	359	626	56	60	—	—
United Kingdom	—	—	—	28	27	2	2
Taiwan	—	—	8	7	6	—	—
Sweden	—	—	—	3	2	—	—
Other nations	23	20	40	51	57	30	30

	$4,572	$4,458	$3,508	$3,415	$4,269	$772	$1,111

Product Design Group Revenues

During the periods presented, we aligned our product revenues into three focused product design groups: Microcontroller Solutions, Networking and Multimedia and Radio Frequency, Analog and Sensors. Net sales by product design group for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Microcontroller Solutions	$1,604	$1,594	$1,114
Networking and Multimedia	1,186	1,233	929
RF, Analog and Sensors	1,203	1,056	814
Cellular Products	398	455	471
Other	181	120	180

Total Net Sales	$4,572	$4,458	$3,508

We recently announced a realignment into two strategic product design groups effective the first quarter of 2012: the Automotive, Industrial and Multi-Market Solutions Group and the Networking and Multimedia Solutions Group.

Major Customers

Continental Automotive represented 13% and 12% of our total net sales in 2011 and 2010, respectively, and Motorola comprised approximately 10% of our net sales in 2009. No other end customer represented more than 10% of our total net sales in any of the last three years.

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2011 and 2010:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions (1)	Balance at end of period
As of December 31, 2011:
Allowance for doubtful accounts	$2	$1	$(1)	$2
Product and service warranties	$6	$1	$(3)	$4
As of December 31, 2010:
Allowance for doubtful accounts	$4	$1	$(3)	$2
Product and service warranties	$5	$1	$—	$6
(1) Accrual Usage

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Holdings I. The reporting entity subsequent to the Merger is Holdings I, substantially all of which is owned by Freescale LP.

In connection with the Merger and subsequent debt refinancing transactions, we had $4,374 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of December 31, 2011, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by certain of the Parent Companies and SigmaTel, LLC (together, the “Guarantors”) on a senior secured, senior unsecured and senior subordinated basis, in each case, subject to certain exceptions. Each Guarantor fully and unconditionally guarantees, jointly with the other Guarantors, and severally, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of December 31, 2011, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”), except for SigmaTel, LLC, guarantee the Senior Notes or Credit Facility (as defined in Note 4). In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes if and to the extent they guarantee the Credit Facility.

The following tables present our financial position, results of operations and cash flows of Freescale Inc., Freescale LP, Guarantors, Non-Guarantors and eliminations as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$6,078	$6,298	$(7,804)	$4,572
Cost of sales	—	—	4,486	5,995	(7,804)	2,677

Gross margin	—	—	1,592	303	—	1,895
Selling, general and administrative	12	—	664	208	(374)	510
Research and development	—	—	504	293	—	797
Amortization expense for acquired intangible assets	—	—	232	—	—	232
Reorganization of businesses and other	1	—	58	23	—	82

Operating (loss) earnings	(13)	—	134	(221)	374	274
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—	—	(97)
Other (expense) income, net	(306)	(306)	(332)	386	(1)	(559)

(Loss) earnings before income taxes	(319)	(306)	(295)	165	373	(382)
Income tax expense	—	—	14	14	—	28

Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,503	$(8,012)	$4,458
Cost of sales	—	—	4,610	6,170	(8,012)	2,768

Gross margin	—	—	1,357	333	—	1,690
Selling, general and administrative	5	—	657	197	(357)	502
Research and development	—	—	518	264	—	782
Amortization expense for acquired intangible assets	—	—	467	—	—	467
Reorganization of businesses and other	—	—	9	(9)	—	—

Operating loss	(5)	—	(294)	(119)	357	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(1,048)	(1,047)	(328)	353	1,470	(600)

(Loss) earnings before income taxes	(1,053)	(1,047)	(1,039)	234	1,827	(1,078)
Income tax expense (benefit)	—	—	9	(34)	—	(25)

Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$—	$4,214	$4,788	$(5,494)	$3,508
Cost of sales	—	—	3,490	4,567	(5,494)	2,563

Gross margin	—	—	724	221	—	945
Selling, general and administrative	5	—	869	193	(568)	499
Research and development	—	—	542	291	—	833
Amortization expense for acquired intangible assets	—	—	486	—	—	486
Reorganization of businesses and other	—	—	88	257	—	345

Operating loss	(5)	—	(1,261)	(520)	568	(1,218)
Gain on extinguishment or modification of long-term debt, net	—	—	2,296	—	—	2,296
Other income, net	1,526	1,526	229	560	(4,417)	(576)

Earnings before income taxes	1,521	1,526	1,264	40	(3,849)	502
Income tax (benefit) expense	—	—	(254)	8	—	(246)

Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$56	$714	$—	$772
Inter-company receivable	200	—	430	505	(1,135)	—
Accounts receivable, net	—	—	127	332	—	459
Inventory, net	—	—	290	513	—	803
Other current assets	—	—	124	74	—	198

Total current assets	202	—	1,027	2,138	(1,135)	2,232
Property, plant and equipment, net	—	—	378	394	—	772
Investment in affiliates	(4,645)	(4,643)	1,607	—	7,681	—
Intangible assets, net	—	—	83	1	—	84
Inter-company note receivable	—	110	12	148	(270)	—
Other assets, net	—	—	171	156	—	327

Total Assets	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$1	$1	$—	$2
Inter-company payable	—	—	569	566	(1,135)	—
Accounts payable	—	—	187	160	—	347
Accrued liabilities and other	—	—	284	167	—	451

Total current liabilities	—	—	1,041	894	(1,135)	800
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	37	111	—	122	(270)	—
Other liabilities	—	1	291	214	—	506

Total liabilities	37	112	7,921	1,230	(1,405)	7,895

Total stockholders’ (deficit) equity	(4,480)	(4,645)	(4,643)	1,607	7,681	(4,480)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$302	$741	$—	$1,043
Inter-company receivable	—	—	673	580	(1,253)	—
Accounts receivable, net	—	—	130	327	—	457
Inventory, net	—	—	254	478	—	732
Other current assets	—	—	166	94	—	260

Total current assets	—	—	1,525	2,220	(1,253)	2,492
Property, plant and equipment, net	—	—	609	502	—	1,111
Investment in affiliates	(4,904)	(4,902)	1,522	—	8,284	—
Intangible assets, net	—	—	308	1	—	309
Inter-company note receivable	—	107	8	138	(253)	—
Other assets, net	—	—	176	181	—	357

Total Assets	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Liabilities and Stockholders’ (Deficit) Equity
Notes payable and current portion of long-term debt and capital lease obligations	$—	$—	$32	$2	$—	$34
Inter-company payable	1	—	518	734	(1,253)	—
Accounts payable	—	—	227	204	—	431
Accrued liabilities and other	—	—	357	197	—	554

Total current liabilities	1	—	1,134	1,137	(1,253)	1,019
Long-term debt	—	—	7,582	—	—	7,582
Inter-company note payable	29	109	—	115	(253)	—
Other liabilities	—	—	334	268	—	602

Total liabilities	30	109	9,050	1,520	(1,506)	9,203

Total stockholders’ (deficit) equity	(4,934)	(4,904)	(4,902)	1,522	8,284	(4,934)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,904)	$(4,795)	$4,148	$3,042	$6,778	$4,269

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)
Dividends from affiliates	—	—	80	—	(80)	—
Non-cash adjustments	318	567	392	231	(610)	898
Proceeds from business interruption and inventory insurance recoveries	—	—	14	38	—	52
Changes in operating assets and liabilities	10	(259)	(73)	(339)	220	(441)

Cash flow provided by operating activities	9	2	104	81	(97)	99

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(83)	(52)	—	(135)
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	55	13	—	68
Payments for purchased licenses and other assets	—	—	(36)	(26)	—	(62)
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	(838)	(838)	—	—	1,676	—
Proceeds from property and casualty insurance recoveries	—	—	—	37	—	37
Inter-company loan receivable, dividends and capital contributions	—	—	(1)	(10)	11	—

Cash flow used for investing activities	(838)	(838)	(62)	(38)	1,687	(89)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(1,850)	(3)	—	(1,853)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	—	838	838	—	(1,676)	—
Other	1	—	—	—	—	1
Inter-company loan payable, dividends and capital contributions	(8)	(2)	—	(76)	86	—

Cash flow provided by (used for) financing activities	831	836	(288)	(79)	(1,590)	(290)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents	2	—	(246)	(27)	—	(271)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$2	$—	$56	$714	$—	$772

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)
Dividends from affiliates	—	—	—	—	—	—
Non-cash adjustments	1,030	94	1,347	206	(1,204)	1,473
Changes in operating assets and liabilities	5	953	(464)	103	(623)	(26)

Cash flow (used for) provided by operating activities	(18)	—	(165)	577	—	394

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(88)	(193)	—	(281)
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	3	19	—	22
Payments for purchased licenses and other assets	—	—	(19)	(77)	—	(96)
Inter-company loan receivable, dividends and capital contributions	—	(168)	174	(122)	116	—

Cash flow (used for) provided by investing activities	—	(134)	71	(373)	116	(320)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,113)	(68)	—	(3,181)
Debt issuance proceeds, net of debt issuance costs	—	—	2,798	—	—	2,798
Inter-company loan payable, dividends and capital contributions	18	104	61	(67)	(116)	—

Cash flow provided by (used for) financing activities	18	104	(254)	(135)	(116)	(383)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—		(11)

Net (decrease) increase in cash and cash equivalents	—	(30)	(359)	69	—	(320)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$—	$302	$741	$—	$1,043

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Guarantor	Freescale	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$1,521	$1,526	$1,518	$32	$(3,849)	$748
Dividends from affiliates	—	4	762	—	(766)	—
Non-cash adjustments	(1,522)	(734)	(3,133)	732	3,801	(856)
Changes in operating assets and liabilities	—	(791)	1,323	(396)	48	184

Cash flow (used for) provided by operating activities	(1)	5	470	368	(766)	76

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26)	(59)	—	(85)
Proceeds from sale of businesses and investments	—	3	5	—	—	8
Sales and purchases of short-term and other investments, net	—	—	(6)	494	—	488
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	13	3	—	16
Payments for purchase licenses and other assets	—	—	(21)	(32)	—	(53)
Inter-company loan receivable, dividends and capital contributions	—	—	(233)	(1)	234	—

Cash flow provided by (used for) investing activities	—	3	(268)	405	234	374

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(141)	(35)	—	(176)
Debt issuance proceeds, net of debt issuance costs	—	—	184	—	—	184
Other	—	—	1	—	—	1
Inter-company loan payable, dividends and capital contributions	1	—	—	(533)	532	—

Cash flow provided by (used for) financing activities	1	—	44	(568)	532	9

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	11	—	4

Net increase in cash and cash equivalents	—	8	239	216	—	463
Cash and cash equivalents, beginning of period	—	22	422	456	—	900

Cash and cash equivalents, end of period	$—	$30	$661	$672	$—	$1,363

(15) Quarterly and Other Financial Data (unaudited)

2011 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,013	$1,142	$1,223	$1,194
Gross margin	$413	$481	$517	$484
Operating income (loss)	$136	$110	$31	$(3)
Net loss	$(6)	$(88)	$(168)	$(148)
Net loss per common share(1):
Basic	$(0.02)	$(0.36)	$(0.79)	$(0.75)
Diluted	$(0.02)	$(0.36)	$(0.79)	$(0.75)

2010 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,182	$1,148	$1,108	$1,020
Gross margin	$464	$442	$415	$369
Operating income (loss)	$17	$1	$(18)	$(61)
Net loss	$(102)	$(156)	$(538)	$(257)
Net loss per common share(1):
Basic	$(0.52)	$(0.79)	$(2.73)	$(1.31)
Diluted	$(0.52)	$(0.79)	$(2.73)	$(1.31)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. During the quarter ending on December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

(b) Management’s Annual Report on Internal Control over Financial Reporting:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

Forms of Award Agreements under the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan

On February 1, 2012, the Company’s Compensation and Leadership Committee adopted the forms of Performance Restricted Share Unit Award Agreement and Restricted Share Unit Award Agreement (select) (collectively, the “Award Agreements”) to be used for grants under its 2011 Omnibus Incentive Plan. The following descriptions of the Award Agreements are qualified in their entirety by reference to the Award Agreements, copies of which are filed herewith as Exhibits 10.65 and 10.66 and are incorporated herein by reference.

Form Performance Restricted Share Unit Award Agreement

        The Performance Restricted Share Unit Award Agreement provides for an award of a target number of shares based on the Company’s achievement of specified performance goals to be set forth in the award agreement. Shares are delivered to the participant only after the performance goals have been achieved and the participant has become vested in the restricted share units. The award agreement provides for three performance periods corresponding the Company’s 2012, 2013 and 2014 fiscal years. To the extent the applicable performance goals have been achieved for a performance period, participants will be entitled to receive from 0 to 1.5 (the “share delivery factor”) common shares for each of the restricted share units applicable to such performance period (which will be 33% of the target number of shares in the first and second performance period and 34% of the target number of shares in the third performance period). As soon as practicable following the last day of each performance period, the Compensation and Leadership Committee will certify the extent, if any, to which the performance goals have been achieved and the corresponding share delivery factor with respect to the performance period. Subject to the participant’s continued employment, the agreement provides for vesting of the shares delivered for each performance period on the corresponding anniversary of the date of grant, in each case, after the Compensation and Leadership Committee has certified achievement of the performance goals for the respective performance period. Under the terms of the Performance Restricted Share Unit Award Agreement, upon termination due to death or disability, or by an executive for good reason in the case of senior management, the award will become vested for an additional number of shares equal to the number of shares that would have vested on the next anniversary of the date of grant had the individual remained employed until such date with a deemed share delivery factor of 1.0.

Form Restricted Share Unit Award Agreement (select)

Subject to the participant’s continued employment, the Restricted Share Unit Award Agreement provides for vesting of 33% of the restricted shares units granted under the applicable award on the first and second anniversaries of the date of grant and 34% on the third anniversary of the date of grant. Under the terms of the Restricted Share Unit Award Agreement (select), upon termination due to death or disability, or by an executive for good reason in the case of senior management, the award will become vested for an additional number of shares equal to the number of shares that would have vested on the next anniversary of the date of grant had the individual remained employed until such date.

For purposes of the Award Agreements, the definition of “good reason” is the definition contained in the executive’s employment agreement. The Award Agreements also contain covenants regarding confidential information, non-solicitation and non-competition that are effective following termination. If an individual breaches any of these covenants during the one year period following the date of termination, any vested portion of the award and any shares acquired pursuant to the award will be forfeited and any proceeds from the sale of those shares must be immediately repaid to the Company.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The response to this Item incorporates by reference, with respect to directors and executive officers, the information under the captions “Election of Directors” and “Executive Officers” of our 2012 Proxy Statement, and, with respect to the Audit and Legal Committee, the Nominating and Corporate Governance Committee, the Finance Committee and the Compensation and Leadership Committee, the information under the captions “Board Structure and Compensation” and “Report of the Audit and Legal Committee” of our 2012 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement.

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

Item 11:	Executive Compensation

The response to this Item incorporates by reference the information appearing under the captions “Board Structure and Compensation,” “Executive Compensation,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Report of the Compensation and Leadership Committee” of our 2012 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our 2012 Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The response to this Item incorporates by reference the relevant information under the captions “Certain Relationships and Related Party Transactions” and “Board Structure and Compensation” of our 2012 Proxy Statement.

Item 14:	Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” of our 2012 Proxy Statement.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.1	Memorandum of Association of Freescale Semiconductor Holdings I, Ltd. (formerly Firestone Holdings (Bermuda) I, Ltd.) (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

3.2	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006 (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.3	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007 (incorporated by reference to Exhibit 3.2 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007).

3.4	Amended and Restated Bye-laws of Freescale Semiconductor Holdings I, Ltd. (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

3.5	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008 (incorporated by reference to Exhibit 3.21 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

4.1	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9.125% / 9.875% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, including the forms of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.2	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016, including the form of note (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.3	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.4	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.5	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 4.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.6	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P. (incorporated by reference to Exhibit 4.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.7	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.8	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.9	Indenture, dated as of February 19, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.125% Senior Secured Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

4.10	Indenture, dated as of April 13, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.25% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

4.11	Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 10.75% Senior Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.12	Registration Rights Agreement, dated September 30, 2010, by and among Freescale, the Guarantors party thereto and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.13	Indenture, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 8.05% Senior Notes due 2020, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

4.14	Registration Rights Agreement, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and Barclays Capital Inc. (incorporated by reference to Exhibit 4.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

10.1+	Freescale Holdings 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.2+	Form of Freescale Holdings Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.3+	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option) (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.4+	Form of Freescale Holdings Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.5+	Freescale Holdings Dividend Rights Plan (incorporated by reference to Exhibit 10.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.6+	Form of Freescale Holdings L.P. Award Agreement (incorporated by reference to Exhibit 10.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.7+	Freescale Holdings L.P. 2006 Interest Plan (incorporated by reference to Exhibit 10.13 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.8	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.9	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.10	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.11+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

10.12+	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.31 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

10.13+	Form Employment Agreement (incorporated by reference to Exhibit 10.15 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.14	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.15	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.16	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.17+	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.18+	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.19+	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.20+	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.21+	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan (incorporated by reference to Exhibit 10.23 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.22+	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.23+	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.24+	Form of Indemnification Agreement for the Company’s Directors and certain officers (incorporated by reference to Exhibit 10.45 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.25+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009 (incorporated by reference to Exhibit 10.46 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.26+	Form of Amendment to the Employment Agreement for certain officers (incorporated by reference to Exhibit 10.30 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.27	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd., Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on March 17, 2009).

10.28+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.29+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.30+	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, filed with the SEC on April 24, 2009).

10.31+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.32+	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.33+	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.37 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.34	Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.38 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.35	Intellectual Property Security Agreement, dated February 19, 2010, by and between Freescale, the guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.39 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.36	Amendment Agreement dated as of February 19, 2010, to the Credit Agreement dated as of December 1, 2006, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference to Exhibit 10.40 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.37	Form of Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference as Exhibit A to Exhibit 10.40 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.38	Amendment No. 4 dated as of March 4, 2011, to the Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.42 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.39	Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.40	Intellectual Property Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.44 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.41+	Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.51 to the Freescale Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.42+	Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.52 to the Freescale Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.43+	Separation and Release Agreement, dated January 12, 2011, by and between Freescale Semiconductor, Inc. and Alex Pepe (incorporated by reference to Exhibit 10.53 to the Freescale Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.44+	Employment Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and Reza Kazerounian (incorporated by reference to Exhibit 10.49 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.45	Amended and Restated Registration Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.46	Shareholders’ Agreement of Freescale Semiconductor Holdings I, Ltd. dated June 1, 2011 by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., each of the Blackstone Investors (as defined therein), each of the Carlyle Investors (as defined therein), each of the TPG Investors (as defined therein) and each of the TPG Investors (as defined therein) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.47	Amended and Restated Investors Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., the Company, Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor, Inc., certain Freescale Holdings L.P. investors, and certain Stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.48	Form of officer and director indemnification agreement (incorporated by reference to Exhibit 10.59 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.49	Employer Health Program Agreement, dated July 1, 2008, between Equity Healthcare LLC and Freescale Semiconductor, Inc (incorporated by reference to Exhibit 10.60 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.50	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.51	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.52	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors LLC (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.53	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.54		Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar IV – AIV, L.P. (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.55		Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar V – AIV, L.P. (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.56+		Form of Freescale Semiconductor, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.57+		Freescale Semiconductor Holdings I 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.58+		Reimbursement Agreement, dated March 10, 2008, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.59		Reimbursement Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.60+		Amendment No. 1 to Reimbursement Agreement, dated November 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor Holdings I, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.61+	*	Form Nonqualified Stock Option Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

10.62+	*	Form Nonqualified Stock Option Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

10.63+	*	Form Restricted Share Unit Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

10.64+	*	Form Restricted Share Unit Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

10.65+	*	Form Performance Restricted Share Unit Award Agreement to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

10.66+	*	Form Restricted Share Unit Award Agreement (select) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan.

12.1	*	Statement of Computation of Ratios.

21.1	*	Subsidiaries of Freescale Semiconductor Holdings I, Ltd.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer

32.1	*	Section 1350 Certification (Chief Executive Officer)

32.2	*	Section 1350 Certification (Chief Financial Officer)

101.ins	#	Instance Document

101.sch	#	XBRL Taxonomy Extension Schema Document

101.cal	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	#	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	#	XBRL Taxonomy Extension Label Linkbase Document

101.pre	#	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan arrangement.
*	Filed herewith.
#	Furnished, not filed, herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor Holdings I, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

By:	/S/ RICHARD BEYER
Richard Beyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor Holdings I, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD BEYER	Chairman of the Board and Chief Executive Officer	February 3, 2012
Richard Beyer	(Principal Executive Officer)

/S/ ALAN CAMPBELL	Chief Financial Officer (Principal Financial Officer)	February 3, 2012
Alan Campbell

/S/ RANDY A. HYZAK	Chief Accounting Officer (Principal Accounting Officer)	February 3, 2012
Randy A. Hyzak

/S/ CHINH E. CHU	Director	February 3, 2012
Chinh E. Chu

/S/ DANIEL J. HENEGHAN	Director	February 3, 2012
Daniel J. Heneghan

/S/ THOMAS H. LISTER	Director	February 3, 2012
Thomas H. Lister

/S/ JOHN W. MARREN	Director	February 3, 2012
John W. Marren

/S/ J. DANIEL MCCRANIE	Director	February 3, 2012
J. Daniel McCranie

/S/ JAMES A . QUELLA	Director	February 3, 2012
James A. Quella

/S/ PETER SMITHAM	Director	February 3, 2012
Peter Smitham

/S/ GREGORY L. SUMME	Director	February 3, 2012
Gregory L. Summe

/S/ CLAUDIUS E. WATTS IV	Director	February 3, 2012
Claudius E. Watts IV