Form 10-Q
period 2012-03-30
Freescale Semiconductor Holdings I, Ltd.
filed 2012-04-23
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

As of April 13, 2012 there were 246,687,843 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(in millions, except per share amounts)	March 30, 2012	April 1, 2011

Net sales	$950	$1,194
Cost of sales	548	710

Gross margin	402	484
Selling, general and administrative	102	131
Research and development	181	202
Amortization expense for acquired intangible assets	3	63
Reorganization of business and other	(52)	91

Operating earnings (loss)	168	(3)
Loss on extinguishment or modification of long-term debt, net	(28)	—
Other expense, net	(135)	(148)

Earnings (loss) before income taxes	5	(151)
Income tax expense (benefit)	14	(3)

Net loss	$(9)	$(148)

Net loss per share(1):
Basic	$(0.04)	$(0.75)
Diluted	$(0.04)	$(0.75)
Weighted average common share outstanding(1):
Basic	247	197
Diluted	251	197

(1)	Prior period disclosure adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1 in our December 31, 2011 Annual Report on Form 10-K.

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
(in millions)	March 30, 2012	April 1, 2011

Net loss	$(9)	$(148)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(4)	(1)
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	5	—
Less: reclassification adjustment for losses included in net loss	1	—
Post-retirement adjustments:
Net gains arising during the period	2	—

Other comprehensive earnings (loss)	4	(1)

Comprehensive loss	$(5)	$(149)

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)	March 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash and cash equivalents	$760	$772
Accounts receivable, net	434	459
Inventory, net	816	803
Other current assets	197	198

Total current assets	2,207	2,232

Property, plant and equipment, net	745	772
Intangible assets, net	85	84
Other assets, net	334	327

Total assets	$3,371	$3,415

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt and capital lease obligations	$6	$2
Accounts payable	346	347
Accrued liabilities and other	411	451

Total current liabilities	763	800
Long-term debt	6,579	6,589
Other liabilities	501	506

Total liabilities	7,843	7,895

Shareholders’ deficit:
Preference shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at March 30, 2012 and December 31, 2011	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 247 and 246 shares issued and outstanding at March 30, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	8,166	8,153
Accumulated other comprehensive earnings	29	25
Accumulated deficit	(12,669)	(12,660)

Total shareholders’ deficit	(4,472)	(4,480)

Total liabilities and shareholders’ deficit	$3,371	$3,415

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(in millions)	March 30, 2012	April 1, 2011

Cash flows from operating activities:
Net loss	$(9)	$(148)
Depreciation and amortization	71	202
Reorganization of business and other	(52)	91
Share-based compensation	9	7
Deferred incomes taxes	6	(4)
Loss on extinguishment or modification of long-term debt, net	28	—
Proceeds from business interruption insurance recoveries	61	—
Other non-cash items	(10)	14
Changes in operating assets and liabilities:
Accounts receivable, net	39	(13)
Inventory, net	(18)	(42)
Accounts payable and accrued liabilities	(56)	(55)
Other operating assets and liabilities	(6)	(27)

Net cash provided by operating activities	63	25

Cash flows from investing activities:
Purchases of property, plant and equipment	(20)	(21)
Proceeds from sale of property, plant and equipment and assets held for sale	—	1
Sales and purchases of short-term and other investments, net	—	1
Payments for purchased licenses and other assets	(19)	(19)

Net cash used for investing activities	(39)	(38)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(526)	(9)
Debt issuance proceeds, net of debt issuance costs	481	—
Proceeds from stock option exercises	6	—

Net cash used for financing activities	(39)	(9)

Effect of exchange rate changes on cash and cash equivalents	3	14

Net decrease in cash and cash equivalents	(12)	(8)
Cash and cash equivalents, beginning of period	772	1,043

Cash and cash equivalents, end of period	$760	$1,035

See accompanying notes.

Freescale Semiconductor Holdings I, Ltd.

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Overview and Basis of Presentation

Overview: With a heritage of innovation and product leadership spanning over 50 years, Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), based in Austin, Texas, is a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multi-core microprocessors, applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated platform-level solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. Effective the first quarter of 2012, we have realigned our business into two strategic product design groups: Automotive, Industrial and Multi-Market Solutions and Networking and Multimedia Solutions. We believe that this market-based structure positions us to provide more highly integrated solutions to our target markets and creates a more effective and collaborative configuration of company resources, improved efficiency and greater customer support. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

Basis of Presentation: The accompanying condensed consolidated financial statements for Holdings I as of March 30, 2012 and December 31, 2011, and for the three months ended March 30, 2012 and April 1, 2011 are unaudited, with the December 31, 2011 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 30, 2012 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2011 Annual Report on 10-K. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

Loss on Extinguishment or Modification of Long-Term Debt, Net

We recorded a charge of $28 million in the accompanying Condensed Consolidated Statement of Operations associated with the close of the Q1 2012 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. This charge consisted of call premiums, the write-off of unamortized debt issuance costs, and other expenses not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30, 2012	April 1, 2011
Interest expense	$(135)	$(151)
Interest income	2	2

Interest expense, net	(133)	(149)
Other, net	(2)	1

Other expense, net	$(135)	$(148)

Cash paid for interest was $138 million and $94 million for the three months ended March 30, 2012 and April 1, 2011, respectively. The payments for the first quarter of 2012 were inclusive of the acceleration of $15 million of interest payments associated with the Q1 2012 Debt Refinancing Transaction.

During the first quarter of 2012, we recorded losses in other, net of $3 million attributable to (i) the realized results and changes in the fair value associated with our interest rate swap agreements and (ii) the ineffectiveness of our gold swap contracts, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). These losses were partially offset by gains in other, net of $1 million related primarily to foreign currency fluctuations.

During the first quarter of 2011, we recorded a $2 million pre-tax gain in other expense, net related to foreign currency fluctuations. This gain was partially offset by pre-tax losses of less than $1 million primarily attributable to (i) the realized results and changes in the fair value associated with our interest rate swap and interest rate cap agreements recorded in accordance with ASC Topic 815 and (ii) the decline in fair value of one of our investments accounted for under the equity method.

Net Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares for vested restricted share units during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the Company. For the first quarter of 2012 and 2011, approximately 11 million and 10 million, respectively, of the Company’s stock options, restricted share units and a warrant were excluded from the calculation of diluted net loss per share because the inclusion of these awards would have been anti-dilutive. Certain stock options and restricted share units were excluded because the assumed repurchases of shares using proceeds resulting from unrecognized compensation expense, potential windfall tax benefits, and exercise prices in the case of stock options, were greater than the incremental shares that would be issued upon exercise of the stock options or vesting of the restricted share units. The warrant was excluded because the exercise price was greater than the average fair value of the common shares during the first quarter of 2012. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended
(in millions, except per share amount)	March 30, 2012	April 1, 2011
Basic net loss per share:
Numerator:
Net loss	$(9)	$(148)
Denominator:
Weighted average common shares outstanding (1)	247	197

Basic net loss per share	$(0.04)	$(0.75)

Diluted net loss per share:
Numerator:
Net loss	$(9)	$(148)
Denominator:
Number of shares used in basic computation (2)	247	197
Add: Incremental shares for dilutive effect of warrants (3)	—	—
Add: Incremental shares for dilutive effect of stock options (4)	4	—
Add: Incremental shares for dilutive effect of unvested restricted stock units (5)	—	—

Adjusted weighted average common shares outstanding (1)	251	197

Diluted net loss per share	$(0.04)	$(0.75)

(1)	Prior period disclosure adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 1 in our December 31, 2011 Annual Report on Form 10-K.
(2)	Weighted average common shares outstanding includes outstanding common shares of the Company, in addition to vested, but unissued, restricted share units.
(3)	A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding at March 30, 2012 and April 1, 2011, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.
(4)	Stock options to purchase an aggregate of 1 million and less than 1 million common shares were outstanding during the first quarter of 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding stock options.
(5)	Unvested restricted share units of less than 1 million for the first quarter of 2012 were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense was greater than the weighted average outstanding unvested restricted share units.

Balance Sheet Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	March 30, 2012	December 31, 2011
Work in process and raw materials	$609	$591
Finished goods	207	212

	$816	$803

As of March 30, 2012 and December 31, 2011, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $65 million and $73 million, respectively. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net

Depreciation and amortization expense was $46 million and $114 million for the first quarter of 2012 and 2011, respectively, including capital lease amortization expense of $1 million and $2 million, respectively. Accumulated depreciation and amortization was $2,643 million and $2,686 million at March 30, 2012 and December 31, 2011, respectively.

Accumulated Other Comprehensive Earnings

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2012	$(5)	$5	$25	$25
Current period activity	5	2	(4)	3
Reclassification to net loss	1	—	—	1

Balance at March 30, 2012	$1	$7	$21	$29

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of March 30, 2012 and December 31, 2011, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first quarter of 2012 and 2011, there were no significant transfers between Level 1 and Level 2. We had no Level 3 instruments at March 30, 2012 or December 31, 2011.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of March 30, 2012:	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$327	$327	$—
Time deposits (1)	250	250	—
Foreign currency derivative contracts (2)	5	—	5

Total Assets	$582	$577	$5

Liabilities
Interest rate swap agreements (3)	$6	$—	$6
Commodity derivative contracts (4)	1	—	1
Foreign currency derivative contracts (2)	1	—	1

Total Liabilities	$8	$—	$8

	000000	000000	000000
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2011:	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$357	$357	$—
Time deposits (1)	246	246	—
Foreign currency derivative contracts (2)	2	—	2

Total Assets	$605	$603	$2

Liabilities
Interest rate swap agreements (3)	$6	$—	$6
Commodity derivative contracts (4)	4	—	4
Foreign currency derivative contracts (2)	3	—	3

Total Liabilities	$13	$—	$13

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at March 30, 2012 and December 31, 2011:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate swap arrangements are reported as accrued liabilities and other or other liabilities at March 30, 2012 and as accrued liabilities and other at December 31, 2011.
(4)	Commodity derivative contracts are reported as accrued liabilities and other.

Valuation Methodologies

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. For foreign currency and commodity derivatives, our approach is to use forward contract valuation models employing market observable inputs, such as spot and forward rates for currencies and commodities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,798 million and $6,632 million at March 30, 2012 and December 31, 2011 (as determined based upon quoted market prices), respectively, the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial and non-financial assets and liabilities, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of both March 30, 2012 and December 31, 2011, the carrying value of these assets was $2 million.

(4) Debt

The carrying value of our long-term debt at March 30, 2012 and December 31, 2011 consisted of the following:

	$00,000	$00,000
	March 30, 2012	December 31, 2011
Extended maturity term loan due 2016	$2,215	$2,215
2012 Term Loan due 2019	495	—
Replacement revolver due 2019	—	—
Senior secured 10.125% notes due 2018	663	663
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 8.875% notes due 2014	298	298
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	764

	6,584	6,589
Less: current maturities	(5)	—

Total long-term debt	$6,579	$6,589

First Quarter 2012 Debt Refinancing Transaction

On February 28, 2012, Freescale Inc. received the requisite consents from its lenders to amend the senior secured credit facility (“Credit Facility”) which, among other things, allowed for the issuance of a new term loan and eliminated the remaining incremental borrowing capacity previously available under the Credit Facility. As a result, on February 28, 2012, Freescale Inc. closed the transaction referred to as the “Q1 2012 Debt Refinancing Transaction” and announced the amendment of the Credit Facility and the issuance of $500 million aggregate principal amount of a senior secured term loan facility due February 28, 2019 (“2012 Term Loan”). The 2012 Term Loan was issued with an original issue discount and was recorded at its fair value of $495 million on the accompanying Condensed Consolidated Balance Sheet. The net proceeds of this issuance, along with approximately $59 million of cash on hand, were used on March 29, 2012 to redeem $500 million of the senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”), and pay related call premiums of $25 million, accrued interest of $15 million and amendment, consent and other fees totaling $14 million in the aggregate. (Refer to Note 2 “Loss on Extinguishment or Modification of Long Term Debt, Net”, for further information on the debt refinancing transaction discussed in this note.)

A majority of the proceeds from the issuance of the 2012 Term Loan were used to extinguish a portion of the Senior Subordinated Notes, thus relieving Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability. This portion of the Q1 2012 Debt Refinancing Transaction constitutes an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. Certain lenders who participated in the partial repayment of the Senior Subordinated Notes were also lenders under the 2012 Term Loan. Effectively, this portion of the Senior Subordinated Notes was exchanged by these lenders for the new term loan. This part of the transaction was accounted for as a modification of debt which was not substantial under the guidelines of ASC Subtopic 470-50 as the difference between the present value of the cash flows under the terms of the 2012 Term Loan and the present value of the cash flows under the portion of the Senior Subordinated Notes held by these lenders was less than 10 percent.

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011, and in connection with the second quarter of 2011 initial public offering (“IPO”), Freescale Inc. entered into an amendment to the Credit Facility to, among other things, allow for the replacement of its existing revolving credit facility thereunder with a new revolving credit facility (the “Replacement Revolver”). We received commitments of $425 million for the Replacement Revolver, which became available, and the amendments became effective, on June 1, 2011, at which time Freescale Inc. had satisfied certain conditions. The Replacement Revolver’s available capacity is reduced by outstanding letters of credit.

Credit Facility

At March 30, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the aforementioned $500 million 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at March 30, 2012. The interest rate on the 2012 Term Loan and the Extended Term Loan at March 30, 2012 was 6.00% and 4.49%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) At March 30, 2012, the Replacement Revolver’s available capacity was $406 million, as reduced by $19 million of outstanding letters of credit.

2012 Term Loan

At March 30, 2012, $500 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”) or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At March 30, 2012, the 2012 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $5 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.

The obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2012 Debt Refinancing Transaction. In addition, the Second Amended and Restated Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above. (Refer to the guarantees discussion under “Credit Facility” in Note 4 to our December 31, 2011 Annual Report on Form 10-K for further information.)

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,874 million in senior secured, senior unsecured and senior subordinated notes outstanding at March 30, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $298 million of senior unsecured 8.875% notes due 2014, (v) $473 million of senior unsecured 10.75% notes due 2020, (vi) $739 million of senior unsecured 8.05% notes due 2020 and (vii) $264 million of Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (0.47% in effect on March 30, 2012) plus 3.875% per annum.

Hedging Transactions

Freescale Inc. has entered into interest rate swap agreements and has previously entered into interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap agreements.)

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

As of March 30, 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio and the fixed charge coverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1 or the consolidated secured debt ratio of 3.25:1. As of March 30, 2012 after incorporating our financial results of the first quarter 2012, Freescale Inc.’s senior secured first lien leverage ratio was 3.56:1 and the consolidated secured debt ratio was 4.24:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the indentures, and from making restricted payments, except as otherwise permitted by our Credit Facility. However, the fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of March 30, 2012, the remaining debt payments for 2012 are $4 million. Future obligated debt payments are $5 million in 2013, $361 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,725 million thereafter.

(5) Risk Management

Foreign Currency Risk

At March 30, 2012 and December 31, 2011, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $203 million and $198 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain (loss) of $2 million and $(1) million at March 30, 2012 and December 31, 2011, respectively. Forward contract gains of $2 million and $4 million for the first quarter 2012 and 2011, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

	$00,000	$00,000
Buy (Sell)	March 30, 2012	December 31, 2011
Euro	$119	$119
Japanese Yen	$30	$(13)
Malaysian Ringgit	$17	$18
Hong Kong Dollar	$6	$2
Swedish Kroner	$5	$5
Taiwan Dollar	$(13)	$(12)

Cash Flow Hedges

At March 30, 2012, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with an aggregate notional amount of $50 million and $22 million, respectively, and fair values of a net unrealized gain (loss) of $2 million and less than $(1) million, respectively. At December 31, 2011, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with an aggregate notional amount of $71 million and $30 million, respectively, and fair values of a net unrealized gain (loss) of $1 million and $(1) million, respectively. These forward contracts have original maturities of less than 15 months. Gains of $1 million and less than $1 million for the first quarter of 2012 and 2011, respectively, were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. Losses of less than $1 million for the first quarter of 2012 were recorded in research and development expense in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Israeli Shekel cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

At March 30, 2012 and December 31, 2011, we had gold swap contracts to hedge our exposure to increases in the price of gold bullion. Our gold swap contracts were designated as cash flow hedges under ASC Topic 815. At March 30, 2012 and December 31, 2011, these contracts had outstanding notional amounts totaling 18,500 ounces and 27,500 ounces, respectively, which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $1 million and $4 million at March 30, 2012 and December 31, 2011, respectively. A net loss of $1 million was recorded in cost of sales related to our realized results attributable to these gold swap contracts during the first quarter of 2012. Additionally, a loss of $1 million was recorded in other expense, net in the accompanying condensed Consolidated Statements of Operations related to ineffectiveness on these gold swap contracts during the first quarter of 2012. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.

We have provided $1 million in collateral to three of our counterparties in connection with our foreign exchange and gold hedging programs as of March 30, 2012. This amount is classified as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. At March 30, 2012, we had effectively fixed our interest rate on $200 million of our variable interest rate debt through December 1, 2012 with interest rate swaps. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%. In addition, during the first quarter of 2012, we entered into four interest rate swap agreements in order to effectively fix our interest rate on $300 million of our variable interest rate debt beginning on December 1, 2012. We are required to pay the counterparties a stream of fixed interest payments at an average rate of: (i) 0.99% on a notional amount of $100 million through December 1, 2015 and (ii) 1.46% on a notional amount of $200 million through December 1, 2016. In connection with our interest rate swap agreements, we receive variable interest payments based on 3-month LIBOR (0.49% in effect on March 30, 2012) from the counterparties. In the first quarter of 2012 and 2011, in accordance with ASC Topic 815, we recognized losses of $2 million and less than $1 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps.

In addition to interest rate swap agreements, we historically have used interest rate cap agreements to manage our floating rate debt. At April 1, 2011, we effectively capped our interest rate on $400 million of our variable interest rate debt through December 1, 2012 with interest rate caps. In the first quarter of 2011, in accordance with ASC Topic 815, we recognized losses of less than $1 million in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the change in fair value of these interest rate caps. During the fourth quarter of 2011, we terminated these interest rate cap agreements.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of March 30, 2012, we believe that our exposure to counterparty risk is immaterial.

Refer to Note 3, “Fair Value Measurement,” for further information on our foreign currency and commodity derivatives and our interest rate swap and cap agreements.

(6) Share and Equity-based Compensation

2011 Omnibus Incentive Plan

In connection with the completion of the IPO, we adopted a new share-based compensation plan referred to as the 2011 Omnibus Incentive Plan (the “2011 Plan”), which authorizes awards for up to approximately 22 million of our common shares.

Restricted Share Units and Performance-based Restricted Share Units

Restricted share units (RSUs) have been granted to certain qualified participants under the 2011 Plan. These grants are rights to receive our common shares on a one-for-one basis and vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant and are not entitled to dividends or voting rights, if any, until vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.

During the first quarter of 2012, we granted RSUs and performance-based restricted share units (PRSUs) to certain executives of the Company under the 2011 Plan. The RSUs and PRSUs, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant and are subject to the terms and conditions of the 2011 Plan. The number of PRSUs that could be earned pursuant to such award range from none to twice the number of target PRSUs established at the grant date based on certain performance factors set each year for adjusted net earnings per share and revenue targets which are, or will be, approved by the Board of Directors.

As of March 30, 2012 we had approximately $20 million in unamortized expense, net of forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three years for PRSUs and four years for RSUs. Under the terms of the RSU and PRSU award agreements, common shares underlying RSU and PRSU awards are issued to the participant upon vesting of the award.

A summary of changes in the RSUs and PRSUs outstanding under the 2011 Plan during the three months ended March 30, 2012 is presented below:

RSUs and PRSUs (in thousands)
Non-vested RSU balance at January 1, 2012	1,373
Granted	619
Vested	—
Issuances	—
Terminated, cancelled or expired	(15)

Non-vested RSU and PRSU balance at March 30, 2012	1,977

2006 Management Incentive Plan and 2007 Employee Incentive Plan

Upon completion of the IPO, the shares reserved for issuance under the 2006 Management Incentive Plan (“2006 MIP”) and 2007 Employee Incentive Plan (“2007 EIP”), both as described below, that were not issued or subject to outstanding grants became available under the 2011 Plan, and no further awards will be made under the 2006 MIP or 2007 EIP. In the event that any outstanding award under the 2011 Plan, the 2006 MIP or the 2007 EIP is forfeited for any reason, terminates, expires or lapses, any shares subject to such award will be available for issuance under the 2011 Plan. (Refer to our December 31, 2011 Annual Report on Form 10-K for further information on the 2006 MIP and 2007 EIP.)

During the quarter ended March 30, 2012, approximately 851 thousand and 99 thousand stock options were exercised under the 2006 MIP and 2007 EIP, respectively. The weighted average strike price for the stock options exercised in the quarter ended March 30, 2012 for the 2006 MIP and 2007 EIP were $6.42 and $6.40, respectively.

Restricted Share Units and Deferred Share Units

Under the terms of the 2006 MIP, RSUs were granted to certain members of management, key employees and directors. The grants are rights to receive our common shares on a one-for-one basis and vest 25% on each of the first, second, third and fourth anniversaries of the grant date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.

During 2009, we also granted performance-based deferred stock units (DSUs) to certain executives of Freescale Inc. under the 2006 MIP. The number of DSUs that could be earned pursuant to such awards range from zero to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period beginning January 1, 2009. As of February 1, 2012, these performance-based DSUs were cancelled because the minimum performance conditions were not achieved.

A summary of changes in RSUs and DSUs outstanding under the 2006 MIP during the three months ended March 30, 2012 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2012	1,894
Granted	—
Vested	(21)
Issuances	(22)
Terminated, cancelled or expired	(1,722)

Non-vested RSU and DSU balance at March 30, 2012	129

Under the terms of the RSU and DSU award agreements, common shares are not issued to the participant upon vesting of the RSU or DSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment, (ii) the participant’s death, (iii) the participant’s disability, (iv) a change of control, or (v) the fifth or seventh anniversary of the date of grant for RSUs and January 5, 2013 for DSUs. Vested RSUs and DSUs are considered outstanding until shares have been issued or the awards have been cancelled. As of March 30, 2012, we had approximately $7 million in unamortized expense related to RSUs issued under the 2006 MIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years to additional paid-in capital.

As a new publicly-traded company, we intend to transition from one time grants of share-based compensation awards to annual grants under our 2011 Plan. Accordingly, on April 2, 2012, we granted approximately 2.6 million stock options and 2.8 million RSUs to certain employees and executives of the Company. The strike price for the stock options was equal to the closing price on the date of grant, or $15.41. The stock options and RSUs granted vest 25% on each of the first, second, third, and fourth anniversaries of the date of grant. Total compensation cost associated with these awards of $52 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of four years to additional paid-in capital.

(7) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States.

For the first quarter of 2012, we recorded an income tax provision of $14 million. This includes a $4 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties. For the first quarter of 2011, we recorded an income tax benefit of $3 million. This included a net income tax benefit of $8 million associated with discrete events related primarily to the release of a valuation allowance associated with certain deferred tax assets of a foreign subsidiary.

The total liability for unrecognized tax benefits is expected to decrease by approximately $11 million during the next 12 months primarily due to the lapsing of statutes. The projected decrease is anticipated to result in a tax benefit of $1 million. The remaining decrease will not impact our effective tax rate, as the tax benefits will be offset by valuation allowance on our deferred tax assets. Certain of our income tax returns for the 2004 through 2010 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.

(8) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $78 million as of March 30, 2012.

Environmental Contingencies

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola, Inc. (“Motorola”) has been designated as a Potentially Responsible Party (PRP) by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola in 2004, Freescale Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis, as the amount and timing of cash payments become fixed or readily determinable, for the estimated remediation periods, ranging from seven years to over 50 years.

Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of both March 30, 2012 and December 31, 2011, the undiscounted future cash flows are estimated at $90 million. The expected payments for the remainder of 2012 through 2016 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $69 million thereafter. Accruals at both March 30, 2012 and December 31, 2011 were $42 million; the majority of which are included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases PRPs other than us may exist and be held responsible. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8, “Commitments and Contingencies,” to our audited consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K.

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

On April 17, 2007, Tessera also filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. The lawsuit was stayed during the pendency of the ITC matter, but is now active, and has been transferred to the United States District Court for the Northern District of California. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of March 30, 2012.

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

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, we execute other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration, (i.e. typically not in excess of 24 months) and/or amount (i.e. not in excess of the contract value). In some instances we may have recourse against third parties for certain payments made by us.

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At March 30, 2012, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At March 30, 2012, we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at March 30, 2012, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

(9) Reorganization of Business and Other

Three Months Ended March 30, 2012

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During the first quarter of 2012, we recorded a $55 million benefit for business interruption insurance recoveries which was partially offset by $3 million of expenses primarily related to on-going closure costs. These amounts do not include any additional potential future recoveries associated with our insurance coverage, as such recoveries cannot be estimated at this time. In the first quarter of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

We have executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the closure of our Toulouse, France manufacturing facility. We continue working with our customers to finalize their orders for the end-of-life products manufactured at that facility and their transition of future production to our remaining facilities. After further assessment of the requirements of our customers’ orders and to facilitate a smooth transition, we anticipate the closure of our Toulouse, France manufacturing facility will occur early in the third quarter of 2012.

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

The following table displays a roll-forward from January 1, 2012 to March 30, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

	$000,000	$000,000	$000,000	$000,000	$000,000
(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments	2012 Amounts Used	Accruals at March 30, 2012
Employee Separation Costs
Supply chain	$106	$—	$5	$(5)	$106
Selling, general and administrative	8	—	(5)	—	3
Research and development	14	—	(12)	—	2

Total	$128	$—	$(12)	$(5)	$111

Related headcount	720	—	—	(20)	700

Exit and Other Costs	$6	$—	$—	$(1)	$5

The $5 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2012. We have adjusted our anticipated future severance payments by $12 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. The accrual of $111 million at March 30, 2012 reflects the estimated liability to be paid to the remaining 700 employees through the first half of 2014 based on current exchange rates. In addition, during the first quarter of 2012, we paid $1 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”).

Three Months Ended April 1, 2011

Sendai, Japan Fabrication Facility and Design Center

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee termination benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

	$000,000	$000,000	$000,000	$000,000	$000,000
(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$—	$12	$—	$—	$12
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$—	$—	$12

Related headcount	—	480	—	—	480

Exit and Other Costs	$—	$7	$—	$—	$7

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first quarter of 2011. In addition, we recorded $7 million of exit costs related to the termination of various supply contracts.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and design center, we recorded $49 million in non-cash asset impairment charges in the first quarter of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first quarter of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $7 million of on-going costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

	$000,000	$000,000	$000,000	$000,000	$000,000
(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$157	$—	$—	$(10)	$147
Selling, general and administrative	12	—	—	(1)	11
Research and development	16	—	—	—	16

Total	$185	$—	$—	$(11)	$174

Related headcount	1,420	—	—	(70)	1,350

Exit and Other Costs	$15	$—	$—	$(2)	$13

The $11 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2011. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first quarter of 2011 as a result of the earthquake in Japan. In addition, in the first quarter of 2011, we paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of our acquisition by a consortium of private equity funds in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly owned indirect subsidiary of Holdings I. The reporting entity subsequent to the Merger is Holdings I.

In connection with the Merger and subsequent debt refinancing transactions, we had $3,874 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding as of March 30, 2012, as disclosed in Note 4. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by the Parent Companies and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of March 30, 2012, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the Parent Companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K.)

The following tables present our financial position, results of operations and cash flows of Holdings I, Guarantors, Freescale Inc., Non-Guarantors and eliminations as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 to arrive at the information on a consolidated basis:

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 30, 2012
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,308	$1,334	$(1,692)	$950
Cost of sales	—	—	992	1,248	(1,692)	548

Gross margin	—	—	316	86	—	402
Selling, general and administrative	2	—	126	46	(72)	102
Research and development	—	—	114	67	—	181
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	(36)	(16)	—	(52)

Operating (loss) earnings	(2)	—	109	(11)	72	168
Loss on extinguishment or modification of long-term debt, net	—	—	(28)	—	—	(28)
Other income (expense), net	121	121	22	74	(473)	(135)

Earnings before income taxes	119	121	103	63	(401)	5
Income tax (benefit) expense	—	—	(18)	32	—	14

Net earnings (loss)	$119	$121	$121	$31	$(401)	$(9)

	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000	$00,0000
Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 1, 2011
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,596	$1,656	$(2,058)	$1,194
Cost of sales	—	—	1,178	1,590	(2,058)	710

Gross margin	—	—	418	66	—	484
Selling, general and administrative	1	—	156	53	(79)	131
Research and development	—	—	130	72	—	202
Amortization expense for acquired intangible assets	—	—	63	—	—	63
Reorganization of business and other	—	—	17	74	—	91

Operating (loss) earnings	(1)	—	52	(133)	79	(3)
Other (expense) income, net	(147)	(147)	(192)	77	261	(148)

Loss before income taxes	(148)	(147)	(140)	(56)	340	(151)
Income tax expense (benefit)	—	—	7	(10)	—	(3)

Net loss	$(148)	$(147)	$(147)	$(46)	$340	$(148)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended March 30, 2012
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$119	$121	$121	$31	$(401)	$(9)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	—	5	—	—	5
Less: reclassification adjustment for losses included in net loss	—	—	1	—	—	1
Post-retirement adjustments:
Net gains arising during the period	—	—	—	2	—	2

Other comprehensive earnings (loss)	—	—	6	(2)	—	4

Comprehensive earnings (loss)	$119	$121	$127	$29	$(401)	$(5)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended April 1, 2011
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net loss	$(148)	$(147)	$(147)	$(46)	$340	$(148)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(1)	—	(1)

Other comprehensive loss, net of tax:	—	—	—	(1)	—	(1)

Comprehensive loss	$(148)	$(147)	$(147)	$(47)	$340	$(149)

Supplemental Condensed Consolidating Balance Sheet March 30, 2012
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7	$—	$69	$684	$—	$760
Inter-company receivable	208	—	475	495	(1,178)	—
Accounts receivable, net	—	—	160	274	—	434
Inventory, net	—	—	272	544	—	816
Other current assets	—	—	122	75	—	197

Total current assets	215	—	1,098	2,072	(1,178)	2,207
Property, plant and equipment, net	—	—	361	384	—	745
Investment in affiliates	(4,644)	(4,642)	1,515	—	7,771	—
Intangible assets, net	—	—	84	1	—	85
Inter-company note receivable	—	110	13	155	(278)	—
Other assets, net	—	—	186	148	—	334

Total Assets	$(4,429)	$(4,532)	$3,257	$2,760	$6,315	$3,371

Liabilities and Shareholders’ (Deficit) Equity

Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	616	562	(1,178)	—
Accounts payable	—	—	179	167	—	346
Accrued liabilities and other	—	—	248	163	—	411

Total current liabilities	—	—	1,049	892	(1,178)	763
Long-term debt	—	—	6,579	—	—	6,579
Inter-company note payable	43	112	—	123	(278)	—
Other liabilities	—	—	271	230	—	501

Total liabilities	43	112	7,899	1,245	(1,456)	7,843

Total shareholders’ (deficit) equity	(4,472)	(4,644)	(4,642)	1,515	7,771	(4,472)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,429)	$(4,532)	$3,257	$2,760	$6,315	$3,371

Supplemental Condensed Consolidating Balance Sheet December 31, 2011
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$56	$714	$—	$772
Inter-company receivable	200	—	430	505	(1,135)	—
Accounts receivable, net	—	—	127	332	—	459
Inventory, net	—	—	290	513	—	803
Other current assets	—	—	124	74	—	198

Total current assets	202	—	1,027	2,138	(1,135)	2,232
Property, plant and equipment, net	—	—	378	394	—	772
Investment in affiliates	(4,645)	(4,643)	1,607	—	7,681	—
Intangible assets, net	—	—	83	1	—	84
Inter-company note receivable	—	110	12	148	(270)	—
Other assets, net	—	—	171	156	—	327

Total Assets	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Liabilities and Shareholders’ (Deficit) Equity

Current portion of long-term debt and capital lease obligations	$—	$—	$1	$1	$—	$2
Inter-company payable	—	—	569	566	(1,135)	—
Accounts payable	—	—	187	160	—	347
Accrued liabilities and other	—	—	284	167	—	451

Total current liabilities	—	—	1,041	894	(1,135)	800
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	37	111	—	122	(270)	—
Other liabilities	—	1	291	214	—	506

Total liabilities	37	112	7,921	1,230	(1,405)	7,895

Total shareholders’ (deficit) equity	(4,480)	(4,645)	(4,643)	1,607	7,681	(4,480)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 30, 2012
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated

Cash flow (used for) provided by operating activities	$(7)	$(1)	$79	$120	$(128)	$63

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(8)	(12)	—	(20)
Sales and purchases of short-term and other investments, net	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	—	—	—	—
Payments for purchased licenses and other assets	—	—	(12)	(7)	—	(19)
Inter-company loan receivable and dividends	—	—	(1)	(7)	8	—

Cash flow used for investing activities	—	—	(21)	(26)	8	(39)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(526)	—	—	(526)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises	6	—	—	—	—	6
Inter-company loan payable, dividends and capital contributions	6	1	—	(127)	120	—

Cash flow provided by (used for) investing activities	12	1	(45)	(127)	120	(39)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	5	—	13	(30)	—	(12)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772

Cash and cash equivalents, end of period	$7	$—	$69	$684	$—	$760

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 1, 2011
(in millions)	Holdings I	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$(1)	$1	$(136)	$161	$—	$25

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(9)	(12)	—	(21)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	—	—	1
Payments for purchased licenses and other assets	—	—	(12)	(7)	—	(19)
Inter-company loan receivable	—	(1)	(2)	(1)	4	—

Cash flow used for investing activities	—	(1)	(21)	(20)	4	(38)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(8)	(1)	—	(9)
Inter-company loan payable	1	—	—	3	(4)	—

Cash flow provided by (used for) investing activities	1	—	(8)	2	(4)	(9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14

Net (decrease) increase in cash and cash equivalents	—	—	(165)	157	—	(8)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$—	$—	$137	$898	$—	$1,035

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three months ended March 30, 2012 and April 1, 2011. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2011 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2011 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements. Holdings I and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

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

Effective the first quarter of 2012, we have realigned our business into two strategic product design groups: Automotive, Industrial and Multi-Market Solutions (AISG) and Networking and Multimedia Solutions (NMSG). We believe that this market-based structure positions us to provide more highly integrated solutions to our target markets and creates a more effective and collaborative configuration of company resources, improved efficiency and greater customer support. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales are derived from our two primary product groupings. Our AISG product line represents the largest component of our total net sales. MCUs, analog devices, sensors and associated application development systems represented approximately 55% and 52% of our total net sales in the first quarter of 2012 and 2011, respectively. Demand for our MCU products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 74% and 73% of AISG’s net sales in the first quarter of 2012 and 2011, respectively. Our NMSG product line, which includes communications processors, DSPs, networked multimedia devices, application processors and RF devices, represented 33% of our total net sales in both the first quarter of 2012 and 2011. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, customer inventory levels and fluctuations in product supply and demand. The pace of the global economic recovery in the markets we serve significantly lagged behind the first quarter of 2011. The weakness was most pronounced in our networking, industrial and consumer businesses. The weaker demand trend experienced over the second half of 2011 is continuing to impact our overall sales and profitability. Our revenues were down 6% and our gross margin (excluding the impact of depreciation expense associated with purchase price accounting adjustments) decreased 160 basis points in the first quarter of 2012 as compared to the fourth quarter of 2011.

During the first quarter of 2012, our backlog and order trends have improved as compared to the fourth quarter of 2011. We began realizing these improvements to an extent through our distribution sales which increased 14% compared to the fourth quarter of 2011. In addition, we observed increasing backlog levels for our automotive customers over the course of the first quarter of 2012. We also experienced flat core networking revenues despite our NMSG revenues being down 16% sequentially due to seasonality in our multimedia products and elevated inventories at our RF customers. We anticipate our total net sales for the second quarter of 2012 to improve on a sequential basis.

Net sales in the remainder of 2012 will depend on the extent and pace of a general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our target markets, among other factors. For more information on trends and other factors affecting our business, refer to Part I, “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K.

Debt Restructuring Activities. During the first quarter of 2012, Freescale Inc. completed the Q1 2012 Debt Refinancing Transaction which amended the Credit Facility to allow for the issuance of a new senior secured term loan facility, the 2012 Term Loan, in the aggregate principle amount of $500 million, the proceeds of which, along with cash on hand, were used to redeem a portion of the Senior Subordinated Notes, and to pay related call premiums, fees and accrued interest. The effect of this transaction extends the maturity of $500 million of debt from 2016 to 2019 and is expected to result in annualized interest savings of $20 million beginning in the second quarter of 2012 through the lower interest rate on the 2012 Term Loan compared to that on the Senior Subordinated Notes. (Refer to “Liquidity and Capital Resources – Financing Activities” below for the definition and additional discussion of capitalized terms and transactions referenced in this section.)

Reorganization of Business Program and Sendai, Japan Closure. We have executed a series of restructuring actions that are referred to as the “Reorganization of Business Program” which streamlined our cost structure and redirected some research and development investments into expected growth markets. We announced in the second quarter of 2009 our plans to exit our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan, and we have finalized the closure of the site with the exception of the disposal of the land and building located at the site. As of March 30, 2012, the only other remaining action to be completed is the closure of our 150 millimeter facility in Toulouse, France as described below.

Our facilities, equipment and inventory in Sendai, Japan experienced significant damage resulting from the earthquake, aftershocks and other difficulties associated with the resulting environment. In the first quarter of 2012, we recorded a benefit of $55 million attributable to earthquake-related business interruption insurance recoveries which were partially offset by $3 million of expenses primarily related to the on-going costs associated with the closure of our Sendai, Japan facilities. We have completed a majority of the payments associated with these closure activities as of March 30, 2012 and will conclude payments of the previously accrued severance costs and the on-going closure costs by the end of the second quarter of 2012. We continue to work with our insurers to finalize our claims and expect additional insurance proceeds, but we cannot estimate the total amount or timing of recoveries at this time. As we finalize the closure and disposition of the Sendai, Japan facilities, we may incur additional charges associated with preparing our sites for sale. These cash costs do not take into consideration any potential cost savings resulting from the earlier than expected closure.

With regard to our Toulouse, France facility, we continue working with our customers to finalize their orders for the end-of-life products manufactured at that facility and their transition of future production to our other facilities. After further assessment of the requirements of our customers’ orders and to facilitate a smooth transition, we anticipate the closure of our Toulouse, France manufacturing facility will occur early in the third quarter of 2012.

We estimate the remaining severance and other costs of the Toulouse, France closure to be approximately $115 million, including $105 million in cash severance costs and $10 million in cash costs for other exit expenses. We anticipate substantially all remaining payments will be made through the first half of 2014; however, the timing of these payments depends on many factors, including the actual closing date and local employment laws, and actual amounts paid may vary based on currency fluctuation.

The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of the first quarter of 2012, we estimate that we have realized the majority of the approximately $50 million in estimated annualized cost savings related to the closure of the Sendai, Japan facility. We expect to begin realizing a portion of the $70 million in expected annualized cost savings associated with the closure of the Toulouse facility beginning in the first quarter of 2013. Actual cost savings realized, and the timing thereof, will depend on many factors, some of which are beyond our control and could differ materially from our estimates.

Results of Operations for the Three Months Ended March 30, 2012 and April 1, 2011

	Three Months Ended
(in millions)	March 30, 2012	% of Net Sales	April 1, 2011	% of Net Sales
Orders (unaudited)	$999	105.2%	$1,192	99.8%

Net sales	$950	100.0%	$1,194	100.0%
Cost of sales	548	57.7%	710	59.5%

Gross margin	402	42.3%	484	40.5%
Selling, general and administrative	102	10.7%	131	11.0%
Research and development	181	19.1%	202	16.9%
Amortization expense for acquired intangible assets	3	0.3%	63	5.3%
Reorganization of business and other	(52)	*	91	7.6%

Operating earnings (loss)	168	17.7%	(3)	*
Loss on extinguishment or modification of long-term debt, net	(28)	*	—	—
Other expense, net	(135)	*	(148)	*

Earnings (loss) before income taxes	5	0.5%	(151)	*
Income tax expense (benefit)	14	1.5%	(3)	*

Net loss	$(9)	*	$(148)	*

*	Not meaningful.

Three Months Ended March 30, 2012 Compared to Three Months Ended April 1, 2011

Net Sales

Our net sales in the first quarter of 2012 decreased by $244 million, or 20%, compared to the prior year quarter, and orders decreased 16% over the same period, reflecting an uncertain global economy and surplus inventories in the automotive, networking and consumer markets. We also experienced weakness in our core networking business and declines in industrial products purchased through our distribution channel. Distribution sales were approximately 24% of net sales and represented a decrease of 17% compared to the prior year quarter. Distribution inventory, in dollars, was 10.7 weeks at March 30, 2012, compared to 11.1 weeks at December 31, 2011 and 9.0 weeks at April 1, 2011. The growth in weeks of distribution inventory, as compared to the first quarter of 2011, was due to increased product inventory throughout the market supply chain. Net sales by product design group for the three months ended March 30, 2012 and April 1, 2011 were as follows:

	Three Months Ended
(in millions)	March 30, 2012	April 1, 2011
Automotive, Industrial and Multi-Market	$527	$620
Networking and Multimedia	317	397
Cellular Products	66	138
Other	40	39

Total net sales	$950	$1,194

AISG

AISG’s net sales decreased by $93 million, or 15%, in the first quarter of 2012 compared to the prior year quarter. AISG’s net sales decreased by 14% in the automotive marketplace in the first quarter of 2012 compared to the prior year quarter as a result primarily of (i) elevated inventory levels in certain segments of the U.S. automotive market and (ii) lower production levels and demand in the European automotive market. Our net sales associated with products purchased through our distribution channel, primarily by the industrial market, declined in the first quarter of 2012 compared to the first quarter of 2011 as the weaker demand and elevated inventory levels that began in the second half of 2011 continued impacting our sales.

NMSG

NMSG’s net sales decreased by $80 million, or 20%, in the first quarter of 2012 compared to the prior year quarter. We experienced decreases in revenues across the product portfolio of networking, RF and multimedia. This contraction was driven primarily by an overall decline in our core networking business due to lower capital investment in wireless infrastructure markets, lower multimedia revenues due to the seasonal nature of e-readers and high inventory levels throughout the market supply chain.

Cellular Products

Cellular product net sales decreased by $72 million, or 52%, in the first quarter of 2012 compared to the prior year quarter due to lower demand for our baseband processors and power management integrated circuits from our legacy customers over the prior year period. The company expects revenues from this business to continue to decline over the coming quarters consistent with its decision to discontinue investing in new products and platforms.

Other

Other net sales remained relatively flat in the first quarter of 2012 compared to the prior year quarter. As a percentage of net sales, intellectual property revenue was 3% and 2% for the first quarter of 2012 and 2011, respectively.

Gross Margin

In the first quarter of 2012, our gross margin decreased by $82 million, or 17%, compared to the prior year quarter. As a percentage of net sales, gross margin in the first quarter was 42.3%, reflecting an increase of 1.8 percentage points compared to the first quarter of 2011. This improvement in gross margin as a percentage in net sales was the result of a $68 million decrease in depreciation expense from the first quarter of 2011 to the first quarter of 2012 and an increase in utilization of our front-end manufacturing assets which contributed to continued improvement in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 74% at April 1, 2011 to 81% at March 30, 2012. Gross margin also benefited from procurement and productivity cost savings, improved yields and lower incentive compensation. Partially offsetting the increase in gross margin as a percentage of net sales was lower net product sales, decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2012 along with changes in product sales mix. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $48 million in the first quarter of 2011. (The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts were recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations. The majority of the prior year quarter PPA depreciation impact was driven by tools and equipment which had PPA depreciable lives that ended during 2011.)

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $29 million, or 22%, in the first quarter of 2012 compared to the prior year quarter. This decrease was primarily the result of lower incentive compensation, the elimination of management fees in connection with the second quarter of 2011 initial public offering (“IPO”), decreased spending on select sales and marketing programs and discretionary cost reductions. As a percentage of our net sales, our selling, general and administrative expenses were 10.7% in the first quarter of 2012, reflecting a slight decrease over the prior year quarter.

Research and Development

Our research and development expense decreased by $21 million, or 10%, in the first quarter of 2012 compared to the prior year quarter. This decrease was primarily the result of lower incentive compensation and the continued wind down of our cellular handset division. These cost reductions were partially offset by increased expenses related to focused investment in our core businesses. As a percentage of our net sales, our research and development expenses were 19.1% in the first quarter of 2012, reflecting an increase of 2.2 percentage points compared to the first quarter of 2011.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $60 million, or 95%, in the first quarter of 2012 compared to the prior year quarter. This decrease was associated with a significant portion of our developed technology and purchased licenses initially established in connection with the Merger being fully amortized during 2011. (Refer to Note 10, “Supplemental Guarantor Condensed Consolidating Financial Statements”, for the definition and discussion of the term “Merger.”)

Reorganization of Business and Other

In the first quarter of 2012, we recorded a benefit of $55 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. This benefit was partially offset by $3 million of cash costs consisting primarily of on-going closure costs related to this site.

In the first quarter of 2011, in connection with the earthquake in Sendai, Japan, we incurred $90 million in charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other items in reorganization of business and other.

Loss on Extinguishment or Modification of Long-Term Debt, Net

During the first quarter of 2012, we recorded a charge of $28 million associated with the close of the Q1 2012 Debt Refinancing Transaction which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. This charge consisted of call premiums, the write-off of unamortized debt issuance costs and other costs not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)

Other Expense, Net

Net interest expense in the first quarter of 2012 included interest expense of $135 million, partially offset by interest income of $2 million. Net interest expense in the first quarter of 2011 included interest expense of $151 million, partially offset by interest income of $2 million. The decrease in interest expense is primarily due to the utilization of IPO and related over-allotment proceeds along with cash on hand to extinguish $974 million of our long term debt in the second and third quarters of 2011. During the first quarter of 2012, we recorded losses in other, net of $3 million attributable to (i) the realized results and changes in the fair value associated with our interest rate swap agreements and (ii) the ineffectiveness of our gold swap contracts partially offset by gains in other, net of $1 million primarily related to foreign currency fluctuations. During the first quarter of 2011, we recorded a $2 million pre-tax gain in other expense, net related to foreign currency fluctuations. This gain was partially offset by pre-tax losses of less than $1 million primarily attributable to (i) the realized results and changes in the fair value associated with our interest rate swap and interest rate cap agreements, as well as (ii) the decline in the fair value of one of our investments accounted for under the equity method.

Income Tax Expense

For the first quarter of 2012, we recorded an income tax provision of $14 million. This includes a $4 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties. For the first quarter of 2011, we recorded an income tax benefit of $3 million. This included a net income tax benefit of $8 million associated with discrete events. These discrete events related primarily to the release of a valuation allowance related to certain deferred tax assets of a foreign subsidiary. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Three Months Ended March 30, 2012

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During the first quarter of 2012, we recorded a $55 million insurance benefit for business interruption insurance recoveries which was partially offset by $3 million of expenses primarily related to on-going closure costs at the Sendai, Japan fabrication facility. These amounts do not include any additional potential future recoveries associated with our insurance coverage as such recoveries cannot be estimated at this time. In the first quarter of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

We have executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The only remaining actions relating to the Reorganization of Business Program is the disposal or sale of the land and buildings located in Sendai, Japan and the closure of our Toulouse, France manufacturing facility. We continue working with our customers to finalize their orders for the end-of-life products manufactured at that facility and their transition of future production to our other facilities. After further assessment of the requirements of our customers’ orders and to facilitate a smooth transition, we anticipate the closure of our Toulouse, France manufacturing facility will occur early in the third quarter of 2012.

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

The following table displays a roll-forward from January 1, 2012 to March 30, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments	2012 Amounts Used	Accruals at March 30, 2012
Employee Separation Costs
Supply chain	$106	$—	$5	$(5)	$106
Selling, general and administrative	8	—	(5)	—	3
Research and development	14	—	(12)	—	2

Total	$128	$—	$(12)	$(5)	$111

Related headcount	720	—	—	(20)	700

Exit and Other Costs	$6	$—	$—	$(1)	$5

The $5 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2012. We have adjusted our anticipated future severance payments by $12 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. The accrual of $111 million at March 30, 2012 reflects the estimated liability to be paid to the remaining 700 employees through the first half of 2014 based on current exchange rates. In addition during the first quarter of 2012, we also paid $1 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.

Three Months Ended April 1, 2011

Sendai, Japan Fabrication Facility and Design Center

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee termination benefits and exit cost accruals established related to the closure of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$—	$12	$—	$—	$12
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	$12	$—	$—	$12

Related headcount	—	480	—	—	480

Exit and Other Costs	$—	$7	$—	$—	$7

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in the first quarter of 2011. In addition, we also recorded $7 million of exit costs related to the termination of various supply contracts.

Asset Impairment Charges and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and design center, we recorded $49 million in non-cash asset impairment charges in the first quarter of 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory charge of $15 million directly attributable to the impact of the earthquake in the first quarter of 2011. In addition to these non-cash asset impairment and inventory charges, we incurred $7 million of on-going costs due to inactivity subsequent to the March 11, 2011 earthquake.

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2011 to April 1, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	2011 Amounts Used	Accruals at April 1, 2011
Employee Separation Costs
Supply chain	$157	$—	$—	$(10)	$147
Selling, general and administrative	12	—	—	(1)	11
Research and development	16	—	—	—	16

Total	$185	$—	$—	$(11)	$174

Related headcount	1,420	—	—	(70)	1,350

Exit and Other Costs	$15	$—	$—	$(2)	$13

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $760 million of cash and cash equivalents at March 30, 2012, $240 million is attributable to our U.S. subsidiaries and $520 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $63 million and $25 million in the first quarter of 2012 and 2011, respectively. The increase in cash generated from operations is attributable to (i) proceeds from the Sendai, Japan earthquake-related insurance recoveries and (ii) lower payments for incentive compensation, partially offset by (i) higher interest payments attributable to the shift in timing of coupon payments resulting from our 2011 debt refinancing activities, (ii) the acceleration of interest payments in connection with the Q1 2012 Debt Refinancing Transaction and (iii) costs associated the closure of our Sendai, Japan and Toulouse, France fabrication facilities, including inventory builds to support end-of-life products produced at these facilities. Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales in 2011) increased to 57 days at March 30, 2012 from 55 days at December 31, 2011 and 54 at April 1, 2011, reflecting the timing of payments on our payables. Our days sales outstanding remained unchanged at 41 days at March 30, 2012 and December 31, 2011 and increased from 36 days at April 1, 2011. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales in 2011) increased to 134 days at March 30, 2012 from 126 days at December 31, 2011 and 101 at April 1, 2011. The increase in days of inventory on hand from the prior year period is due to inventory builds to support end-of-life products and the transfer of production from our Toulouse, France facility to our other fabrication facilities and outside foundry partners along with AISG inventory builds related to anticipated inventory requirements for the second half of 2012.

Investing Activities

Our net cash utilized for investing activities was $39 million and $38 million in the first quarter of 2012 and 2011, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities remained relatively unchanged from the first quarter of 2011 and was predominately the result of (i) capital expenditures, which were $20 million and $21 million for the first quarter of 2012 and 2011, respectively, and represented 2% of net sales for both periods and (ii) cash paid for purchased licenses and other assets of $19 million for both the first quarter of 2012 and 2011.

Financing Activities

Our net cash utilized for financing activities was $39 million and $9 million in the first quarter of 2012 and 2011, respectively. Cash flows related to financing activities in the first quarter of 2012 included the repayment of $500 million of the Senior Subordinated Notes in connection with the Q1 2012 Debt Refinancing Transaction, including call premiums of $25 million along with $1 million in scheduled capital lease payments. These payments were partially offset by the receipt of $481 million of proceeds from the issuance of the 2012 Term Loan net of related amendment, consent and other fees totaling $14 million. Additionally, cash provided by financing activities included $6 million of proceeds from the exercise of stock options. Cash flows related to financing activities in the first quarter of 2011 included the utilization of $9 million for scheduled debt and capital lease payments.

First Quarter 2012 Debt Refinancing Transaction

On February 28, 2012, Freescale Inc. received the requisite consents from their lenders to amend the senior secured credit facility (“Credit Facility”) which, among other things, allowed for the issuance of a new term loan and eliminated the remaining incremental borrowing capacity previously available under the Credit Facility. As a result, on February 28, 2012, Freescale Inc. closed the transaction referred to as the “Q1 2012 Debt Refinancing Transaction” and announced the amendment of the Credit Facility and the issuance of $500 million aggregate principal amount of a senior secured term loan facility due February 28, 2019 (“2012 Term Loan”). The 2012 Term Loan was issued with an original issue discount and was recorded at its fair value of $495 million on the accompanying Condensed Consolidated Balance Sheet. The net proceeds of this issuance, along with approximately $59 million of cash on hand, were used on March 29, 2012 to redeem $500 million of the senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”) and pay related call premiums of $25 million, accrued interest of $15 million and amendment, consent and other fees totaling $14 million in the aggregate.

A majority of the proceeds from the issuance of the 2012 Term Loan were used to extinguish a portion of the Senior Subordinated Notes, thus relieving Freescale Inc. and certain other Holdings I subsidiaries of their obligations associated with that portion of the liability. Certain lenders who participated in the partial repayment of the Senior Subordinated Notes were also lenders under the 2012 Term Loan. Effectively, this portion of the Senior Subordinated Notes was exchanged by these lenders for the new term loan.

First Quarter 2011 Amendment to the Credit Facility

On March 4, 2011, and in connection with the IPO, Freescale Inc. entered into an amendment to the Credit Facility to, among other things, allow for the replacement of its existing revolving credit facility thereunder with a new revolving credit facility (the “Replacement Revolver”). We received commitments of $425 million for the Replacement Revolver, which became available, and the amendments became effective, on June 1, 2011, at which time Freescale Inc. had satisfied certain conditions. The Replacement Revolver’s available capacity is reduced by outstanding letters of credit.

Credit Facility

At March 30, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the aforementioned $500 million 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million which was undrawn at March 30, 2012. The interest rate on the 2012 Term Loan and the Extended Term Loan at March 30, 2012 was 6.00% and 4.49%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) At March 30, 2012, the Replacement Revolver’s available capacity was $406 million, as reduced by $19 million of outstanding letters of credit.

2012 Term Loan

At March 30, 2012, $500 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”) or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At March 30, 2012, the 2012 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $5 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.

The obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2012 Debt Refinancing Transaction. In addition, the Second Amended and Restated Credit Agreement contains the same prepayment provisions under certain circumstances and subject to certain exceptions as the previous credit agreement except as indicated above. (Refer to the guarantees discussion under “Credit Facility” in Note 4 to our December 31, 2011 Annual Report on Form 10-K for further information.)

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,874 million in senior secured, senior unsecured and senior subordinated notes outstanding at March 30, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $298 million of senior unsecured 8.875% notes due 2014, (v) $473 million of senior unsecured 10.75% notes due 2020, (vi) $739 million of senior unsecured 8.05% notes due 2020 and (vii) $264 million of Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (0.47% in effect on March 30, 2012) plus 3.875% per annum.

Hedging Transactions

In connection with the issuance of our variable rate debt, Freescale Inc. has entered into interest rate swap agreements and has previously entered into interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 5, “Risk Management,” for further details of these interest rate swap and cap contracts.)

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

As of March 30, 2012, after incorporating our financial results of the first quarter 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio and the fixed charge coverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1 or the consolidated secured debt ratio of 3.25:1. As of March 30, 2012, Freescale Inc.’s senior secured first lien leverage ratio was 3.56:1 and the consolidated secured debt ratio was 4.24:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the indentures, and from making restricted payments, except as otherwise permitted by our Credit Facility. However, the fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of March 30, 2012, the obligated debt payments for the remainder of 2012 are $4 million. Future obligated debt payments are $5 million in 2013, $361 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,725 million thereafter.

Fair Value

At March 30, 2012 and December 31, 2011, the fair value of the aggregate principal amount of our long-term debt was approximately $6,798 million and $6,632 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the Second Amended and Restated Credit Agreement and the indentures governing Freescale Inc.’s senior notes. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.’s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of March 30, 2012, after incorporating our financial results of the first quarter 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio and the fixed charge coverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1 or the consolidated secured debt ratio of 3.25:1. As of March 30, 2012, Freescale Inc.’s senior secured first lien leverage ratio was 3.56:1 and the consolidated secured debt ratio was 4.24:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the indentures, and from making restricted payments, except as otherwise permitted by our Credit Facility. However, the fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net (loss) earnings, operating (loss) earnings, or cash flow from operations as those terms are defined by accounting principles generally accepted in the United States of America, (U.S. GAAP) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net (loss) earnings. However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.’s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Twelve Months Ended March 30, 2012
Net loss	$(271)
Interest expense, net	547
Income tax expense	45
Depreciation and amortization	575
Non-cash share-based compensation expense (a)	29
Fair value adjustment on interest rate and commodity derivatives (b)	2
Loss on extinguishment or modification of long-term debt, net (c)	125
Reorganization of business and other (d)	(61)
Cost savings (e)	99
Other terms (f)	34

Adjusted EBITDA	$1,124

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modifications of our long-term debt, net.
(d)	Reflects items related to our reorganization of business programs and other charges.
(e)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including management fees payable to our Sponsors, relocation expenses and other items.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $50 million over the remainder of 2012, approximately $70 million in 2013 and approximately $10 million thereafter in connection with the Reorganization of Business Program and the closure of the Sendai, Japan and Toulouse, France fabrication facilities; however, the timing of these payments depends on many factors, including the actual closing dates and local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of March 30, 2012 of $760 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $406 million as of March 30, 2012, as reduced by $19 million of outstanding letters of credit.

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

As market conditions warrant, or as repurchase obligations under the agreements governing our Credit Facility and senior notes may require, we and our major equity holders may from time to time repurchase or redeem debt securities issued by Freescale Inc. through redemptions under the terms of the indentures, in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the Credit Facility or the existing senior notes or for other permitted purposes.

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements. Our significant accounting policies and critical estimates are disclosed in our December 31, 2011 Annual Report on Form 10-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

A significant variation of the value of the U.S. dollar against currencies other than the U.S. dollar could result in a favorable impact on our net earnings (loss) in the case of an appreciation of the U.S. dollar, or a negative impact on our net earnings (loss) if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations because our reporting currency is the U.S. dollar, in which we receive the majority of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development, and selling, general and administrative expenses are incurred in the currencies of the countries in which our operations are located.

In order to reduce the exposure of our financial results to fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in countries in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. (Refer to Note 5, “Risk Management,” to the accompanying condensed consolidated financial statements for further discussion.)

At March 30, 2012, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $203 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of $2 million at March 30, 2012. Forward contract gains of $2 million for the first quarter of 2012 were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	March 30, 2012
Euro	$119
Japanese Yen	$30
Malaysian Ringgit	$17
Hong Kong Dollar	$6
Swedish Kroner	$5
Taiwan Dollar	$(13)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $65 million as of March 30, 2012, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

At March 30, 2012, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with an aggregate notional amount of $50 million and $22 million, respectively, and fair values of a net unrealized gain (loss) of $2 million and less than $(1) million, respectively. These forward contracts have original maturities of less than 15 months. A gain of $1 million for the first quarter of 2012 was recorded in cost of sales in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. Losses of less than $1 million for the first quarter of 2012 were recorded in research and development expense in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Israeli Shekel cash flow hedges.

Commodity Price Risk

In addition to our foreign exchange financial instruments at March 30, 2012, we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 18,500 ounces. The fair value of these gold swap contracts was a net unrealized loss of $1 million March 30, 2012. A net loss of $1 million was recorded in cost of sales related to our realized results attributable to these gold swap contracts during the first quarter of 2012. Additionally, a loss of $1 million was recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to ineffectiveness on these gold swap contracts during the first quarter of 2012. All of these outstanding gold swap contracts have original maturities of 15 months or less.

Interest Rate Risk

At March 30, 2012, we had total long-term debt of $6,589 million, including $2,772 million of variable interest rate debt based on either 1-month or 3-month LIBOR. As of March 30, 2012, we have effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012, $100 million of our variable rate debt from December 1, 2012 through December 1, 2015, and an additional $200 million of our variable rate debt from December 1, 2012 through December 1, 2016 with the use of interest rate swap agreements. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $23 million per year.

The fair value of the aggregate principal amount of our long-term debt approximates $6,798 million at March 30, 2012, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) was a net obligation of $6 million at March 30, 2012. The fair value of our interest rate swap agreements was estimated based on the yield curve at March 30, 2012. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $100 million and impact the net obligation under our interest rate swap agreements by $12 million.

As of March 30, 2012, we have provided $1 million in collateral to three of our counterparties in connection with our foreign exchange and gold hedging programs.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2011 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended March 30, 2012. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

Item 4:	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Refer to Part I, Item 3: “Legal Proceedings” of our December 31, 2011 Annual Report on Form 10-K for further information.

Item 1A:	Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. For a description of other risk factors affecting our business and results of operations, please refer to our December 31, 2011 Annual Report on Form 10-K.

We are currently conducting a search for a successor to our chief executive officer, and any inability to attract and retain qualified personnel, focus on our business or maintain key relationships with customers during this search may adversely affect our business.

We are currently conducting a search for a successor to our chief executive officer. Although our current chief executive officer plans to remain in his position until a successor is named, this transition may be disruptive to our operations and create uncertainty about our business and future direction. Factors that may impact our business include the diversion of management’s attention from our normal operations, the retention of key talent during and after the search, the maintenance of key relationships with our customers and our ability to attract and integrate qualified candidates. Until a chief executive officer is identified, it may be more difficult for us to hire and retain other key personnel and maintain key relationships with our customers. Much of our future success depends upon the continued service of numerous qualified engineering, marketing, sales and executive personnel. If we are unable to successfully hire a successor to our chief executive officer or to continue to attract, train, and retain qualified personnel, our operations could be adversely affected. Even if we are able to hire a qualified successor to our chief executive officer in a timely manner, we may experience operational inefficiencies and disruptions during the transition period and our business may be adversely affected.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Mine Safety Disclosures.

Not applicable.

Item 5:	Other Information.

The Company announced on April 19, 2012, that its Board of Directors has launched a formal process to identify a successor to Chairman and CEO Rich Beyer, who has informed the Board of his decision to retire as CEO upon the appointment of a new CEO. The Board of Directors has engaged an executive recruitment firm and will consider both external and internal candidates. Mr. Beyer will continue in his role as Chairman and CEO until a successor is named and seated.

Item 6:	Exhibits.

Exhibit No.	Exhibit Title

10.1	Amendment Agreement dated as of February 28, 2012, to the Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010 among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor Holdings I, Ltd. Current Report on Form 8-K, filed with the SEC on February 29, 2012).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

101.ins+	Instance Document.

101.sch+	XBRL Taxonomy Extension Schema Document.

101.cal+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.lab+	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Exhibit Title

101.pre+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	= filed herewith
+	= furnished, not filed, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR HOLDINGS I, LTD.

Dated: April 23, 2012	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer