Form 10-Q
period 2012-09-28
Freescale Semiconductor, Ltd.
filed 2012-10-30
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

As of October 22, 2012 there were 248,249,543 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Freescale Semiconductor, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net sales	$1,009	$1,142	$2,988	$3,559
Cost of sales	585	661	1,722	2,077

Gross margin	424	481	1,266	1,482
Selling, general and administrative	110	129	328	397
Research and development	187	200	556	609
Amortization expense for acquired intangible assets	3	62	10	188
Reorganization of business and other	(3)	(20)	(35)	150

Operating earnings	127	110	407	138
Loss on extinguishment or modification of long-term debt, net	(3)	(55)	(31)	(97)
Other expense, net	(134)	(129)	(404)	(428)

Loss before income taxes	(10)	(74)	(28)	(387)
Income tax expense	14	14	39	17

Net loss	$(24)	$(88)	$(67)	$(404)

Net loss per share:
Basic	$(0.10)	$(0.36)	$(0.27)	$(1.85)
Diluted	$(0.10)	$(0.36)	$(0.27)	$(1.85)
Weighted average common shares outstanding:
Basic	249	246	248	219
Diluted	251	248	251	220

See accompanying notes.

Freescale Semiconductor, Ltd.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net loss	$(24)	$(88)	$(67)	$(404)

Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	1	(2)	—	(4)
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) arising during the period	6	(4)	7	(4)
Less: reclassification adjustment for items included in net loss	1	—	2	—
Post-retirement adjustments:
Net loss arising during the period	(1)	(1)	—	(1)

Other comprehensive earnings (loss)	7	(7)	9	(9)

Comprehensive loss	$(17)	$(95)	$(58)	$(413)

See accompanying notes.

Freescale Semiconductor, Ltd.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)	September 28, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash and cash equivalents	$763	$772
Accounts receivable, net	440	459
Inventory, net	810	803
Other current assets	182	198

Total current assets	2,195	2,232
Property, plant and equipment, net	723	772
Intangible assets, net	77	84
Other assets, net	334	327

Total assets	$3,329	$3,415

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt and capital lease obligations	$7	$2
Accounts payable	371	347
Accrued liabilities and other	512	451

Total current liabilities	890	800
Long-term debt	6,476	6,589
Other liabilities	452	506

Total liabilities	7,818	7,895

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at September 28, 2012 and December 31, 2011	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 249 and 246 issued and outstanding at September 28, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	8,201	8,153
Accumulated other comprehensive earnings	34	25
Accumulated deficit	(12,727)	(12,660)

Total shareholders’ deficit	(4,489)	(4,480)

Total liabilities and shareholders’ deficit	$3,329	$3,415

See accompanying notes.

Freescale Semiconductor, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(in millions)	September 28, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(67)	$(404)
Depreciation and amortization	207	573
Reorganization of business and other	(35)	150
Share-based compensation	31	20
Deferred incomes taxes	33	3
Loss on extinguishment or modification of long-term debt, net	31	97
Proceeds from business interruption insurance recoveries	61	—
Deferred intellectual property revenue	70	—
Other non-cash items	(10)	(48)
Changes in operating assets and liabilities:
Accounts receivable, net	31	(33)
Inventory, net	13	(48)
Accounts payable and accrued liabilities	(54)	(235)
Other operating assets and liabilities	(43)	(25)

Net cash provided by operating activities	268	50

Cash flows from investing activities:
Purchases of property, plant and equipment	(85)	(105)
Proceeds from sale of property, plant and equipment and assets held for sale	1	57
Sales and purchases of short-term and other investments, net	1	3
Payments for purchased licenses and other assets	(60)	(47)
Proceeds from insurance recoveries	—	20

Net cash used for investing activities	(143)	(72)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(632)	(1,851)
Debt issuance proceeds, net of debt issuance costs	481	724
Proceeds from IPO of common stock and over-allotment exercise, net of offering costs	—	838
Proceeds from stock option exercises and ESPP share purchases	19	—

Net cash used for financing activities	(132)	(289)

Effect of exchange rate changes on cash and cash equivalents	(2)	12

Net decrease in cash and cash equivalents	(9)	(299)
Cash and cash equivalents, beginning of period	772	1,043

Cash and cash equivalents, end of period	$763	$744

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

Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of September 28, 2012 and December 31, 2011, and for the three and nine months ended September 28, 2012 and September 30, 2011 are unaudited, with the December 31, 2011 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 28, 2012 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 28, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Accruals are established, with the related reduction to net sales at the time the related net sales are recognized, for allowances for discounts and product returns based on actual historical experience. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee is fixed. Net sales from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. More specifically, the deliverables under each arrangement are analyzed to determine whether they are separate units of accounting, and if so, the total arrangement consideration is allocated based on each element’s relative selling price using vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”), or estimated selling prices (“ESP”), as the basis of selling price. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of

ESP is to determine the price at which we would transact a sale if the product or service was sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to our pricing practices, gross margin objectives, internal costs and industry specific information. Changes in any number of these factors may have a substantial impact on the selling price as assigned to each element. These inputs and assumptions represent management’s best estimates at the time of the transaction. Applicable receivables are discounted in accordance with U.S. GAAP.

(2) Other Financial Data

Statements of Operations Supplemental Information

Intellectual Property Revenue

We entered into several intellectual property revenue arrangements during the first nine months of 2012 that contained multiple deliverables. The arrangements include (i) multi-year patent license agreements, ranging from six to eight years, one of which contains renegotiation rights from the second quarter of 2012 through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. The total consideration to be received under these agreements is $287 million, of which $144 million was received in the first nine months of 2012. The remaining cash will be received over the next seven years, with $115 million anticipated to be received within the next twelve months.

The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income is recognized for the accounting units when the basic revenue recognition criteria are met, which is consistent with our policy for revenue recognition related to products and services.

We recognized $39 million and $97 million in revenue for these agreements in the third quarter and first nine months of 2012, respectively. Revenue for the patent license agreements will be recognized over the course of the renegotiation rights period, which began in the second quarter of 2012 and extends through the third quarter of 2013, if applicable, and up front if renegotiation rights do not exist. Revenue for the patent sales and services will be recognized upon delivery of such items, and as such, there will be variability in the revenue recognized in future periods. Revenue for the remaining items will be recognized ratably over the course of the respective agreements. We also recognized $13 million and $54 million of intellectual property revenue during the third quarter and first nine months of 2012, respectively, related to patent license agreements entered into previously. At September 28, 2012 and December 31, 2011, included in accrued liabilities and other was $86 million and $10 million, respectively, of deferred revenue related to our intellectual property and other agreements.

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the third quarter of 2012, we recorded a charge of $3 million in the accompanying Condensed Consolidated Statement of Operations associated with the redemption of a portion of our senior notes. This charge consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”).

In the first nine months of 2012, we recorded charges totaling $31 million in the accompanying Condensed Consolidated Statement of Operations associated with the close of the Q1 2012 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan, along with the aforementioned redemption of senior notes during the third quarter. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization.

In the third quarter of 2011, we recorded a charge of $54 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q3 2011 Debt Refinancing Transaction and the Over-Allotment Debt Redemption. This charge consisted of expenses not eligible for capitalization, including call premiums of $42 million and the write-off of remaining unamortized debt issuance costs of $12 million related to the extinguished debt. In addition, during the third quarter of 2011, we recorded a $1 million loss related to the open-market repurchases of $26 million of our senior notes.

During the first nine months of 2011, in addition to the net $55 million charge related to the Q3 2011 Debt Refinancing Transaction, the Over-Allotment Debt Redemption and the open-market repurchases of our senior notes, we recorded a charge of $42 million in the accompanying Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished in connection with the completion of the 2011 initial public offering (“IPO”). This charge consisted of expenses associated with the IPO Debt Redemption and the amendment to the Credit Facility, which were not eligible for capitalization, including call premiums of $32 million and the write-off of remaining unamortized debt issuance costs of $7 million related to the extinguished debt. (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Interest expense	$(127)	$(133)	$(390)	$(437)
Interest income	2	2	7	7

Interest expense, net	(125)	(131)	(383)	(430)
Other, net	(9)	2	(21)	2

Other expense, net	$(134)	$(129)	$(404)	$(428)

Cash paid for interest was $126 million and $391 million for the third quarter and first nine months of 2012, respectively, and $85 million and $382 million for the third quarter and first nine months of 2011, respectively.

During the third quarter and first nine months of 2012, we recorded losses in other, net of $7 million and $17 million, respectively, primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). Additionally, we recorded losses of $2 million and $4 million in the third quarter and first nine months of 2012, respectively, related primarily to foreign currency fluctuations.

During both the third quarter and first nine months of 2011, we recorded gains in other, net of $2 million primarily attributable to gains on foreign currency fluctuations along with changes in the fair value of our interest rate swaps, caps and gold swap contracts. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further discussion.)

Net Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings (loss) of the Company. For the third quarter and first nine months of 2012, approximately 19 million and 14 million, respectively, and for both third quarter and first nine months of 2011, approximately 10 million of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted net loss per share because the inclusion of these awards would have been anti-dilutive. The anti-dilutive stock options were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and aggregate exercise price was greater than the weighted average number of shares underlying outstanding stock options. The anti-dilutive RSUs were excluded because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. The warrant was excluded because the exercise price was greater than the average fair value of the common shares during all periods presented. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share amount)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Basic net loss per share:
Numerator:
Net loss	$(24)	$(88)	$(67)	$(404)
Denominator:
Weighted average common shares outstanding (1)	249	246	248	219

Basic net loss per share	$(0.10)	$(0.36)	$(0.27)	$(1.85)

Diluted net loss per share:
Numerator:
Net loss	$(24)	$(88)	$(67)	$(404)
Denominator:
Number of shares used in basic computation (1)	249	246	248	219
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	2	2	1
Add: Incremental shares for dilutive effect of unvested restricted share units (4)	—	—	1	—

Adjusted weighted average common shares outstanding	251	248	251	220

Diluted net loss per share	$(0.10)	$(0.36)	$(0.27)	$(1.85)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.
(2)	A warrant to purchase an aggregate of 9.5 million common shares at $36.12 per share was outstanding during all periods presented, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.
(3)	Stock options to purchase an aggregate of 5 million common shares that were outstanding during both the third quarter and first nine months of 2012, and stock options to purchase an aggregate of less than 1 million common shares that were outstanding during both the third quarter and first nine months of 2011 are anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
(4)	Unvested RSUs of 5 million were outstanding during the third quarter of 2012 and of less than 1 million for all other periods presented are anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs.

Balance Sheets Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	September 28, 2012	December 31, 2011
Work in process and raw materials	$611	$591
Finished goods	199	212

	$810	$803

As of September 28, 2012 and December 31, 2011, our reserves for inventory deemed obsolete or in excess of forecasted demand, which are included in the amounts above, were $54 million and $73 million, respectively. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net

Depreciation and amortization expense was $44 million and $134 million for the third quarter and first nine months of 2012, respectively, including capital lease amortization expense of $1 million and $2 million, respectively. Depreciation and amortization expense was $98 million and $309 million for the third quarter and first nine months of 2011, respectively, including capital lease amortization expense of $1 million and $4 million, respectively. Accumulated depreciation and amortization was $2,695 million and $2,686 million at September 28, 2012 and December 31, 2011, respectively.

Accumulated Other Comprehensive Earnings

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2012	$(5)	$5	$25	$25
Current period net change	7	—	—	7
Reclassification to net loss	2	—	—	2

Balance at September 28, 2012	$4	$5	$25	$34

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of September 28, 2012 and December 31, 2011, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first nine months of 2012 and 2011, there were no significant transfers between Level 1 and Level 2. We had no Level 3 instruments at September 28, 2012 or December 31, 2011.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of September 28, 2012:	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$199	$199	$—
Time deposits (1)	253	253	—
Foreign currency derivative contracts (2)	5	—	5
Commodity derivative contracts (3)	2	—	2

Total Assets	$459	$452	$7

Liabilities
Foreign currency derivative contracts (2)	$1	$—	$1
Interest rate swap agreements (4)	18	—	18

Total Liabilities	$19	$—	$19

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2011:	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$357	$357	$—
Time deposits (1)	246	246	—
Foreign currency derivative contracts (2)	2	—	2

Total Assets	$605	$603	$2

Liabilities
Foreign currency derivative contracts (2)	$3	$—	$3
Commodity derivative contracts (3)	4	—	4
Interest rate swap agreements (4)	6	—	6

Total Liabilities	$13	$—	$13

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at September 28, 2012 and December 31, 2011:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Commodity derivative contracts are reported as current assets at September 28, 2012 and as accrued liabilities and other at December 31, 2011.
(4)	Interest rate swap arrangements are reported as accrued liabilities and other or other liabilities at September 28, 2012 and as accrued liabilities and other at December 31, 2011.

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

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,671 million and $6,632 million at September 28, 2012 and December 31, 2011 (as determined based upon quoted market prices), respectively, the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial and non-financial assets and liabilities, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of September 28, 2012 and December 31, 2011, the carrying value of these assets was $1 million and $2 million, respectively.

Refer to Note 5, “Risk Management,” for further information on our foreign currency and commodity derivative contracts and our interest rate swap agreements.

(4) Debt

The carrying value of our long-term debt at September 28, 2012 and December 31, 2011 consisted of the following:

	September 28, 2012	December 31, 2011
Extended maturity term loan due 2016	$2,215	$2,215
2012 Term Loan due 2019	492	—
Replacement revolver due 2016	—	—
Senior secured 10.125% notes due 2018	663	663
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 8.875% notes due 2014	198	298
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	764

	6,481	6,589
Less: current maturities	(5)	—

Total long-term debt	$6,476	$6,589

Third Quarter 2012 Debt Redemption

On August 13, 2012, Freescale Inc. delivered to the holders of its Senior Unsecured 8.875% Notes due 2014 (“8.875% Unsecured Notes”) notice that it would redeem $100 million aggregate principal amount of the notes at the redemption price of 102.219% of the outstanding aggregate principal amount being redeemed, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date was September 12, 2012, on which Freescale Inc. utilized $104 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes, and pay related call premiums of $2 million along with accrued interest of $2 million. In connection with the redemption, we recorded a charge of $3 million in the Condensed Consolidated Statement of Operations associated with the call premiums and write-off of unamortized debt issuance costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt, Net”, for further information on the debt transactions discussed in this note.)

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

The proceeds from the issuance of the 2012 Term Loan were used to extinguish a portion of the Senior Subordinated Notes, thus relieving Freescale Inc. and the Guarantors of their obligations associated with that portion of the liability (Refer to Note 10, “Supplemental Guarantor Condensed Consolidating Financial Statements” for the definition of Guarantors). This portion of the Q1 2012 Debt Refinancing Transaction constitutes an extinguishment of debt in accordance with ASC Subtopic 470-50, and was accounted for accordingly. Certain lenders who participated in the partial repayment of the Senior Subordinated Notes were also lenders under the 2012 Term Loan. Effectively, this portion of the Senior Subordinated Notes was exchanged by these lenders for the new term loan. This part of the transaction was accounted for as a modification of debt which was not deemed substantial under the guidance in ASC Subtopic 470-50.

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Freescale Ltd. contributed the net proceeds from the IPO to Freescale Inc. to prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the original revolving credit facility and issued 30-day notices of redemption announcing our intent to redeem portions of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand. Because cash proceeds were used for the prepayment and redemption of debt in the IPO Debt Redemption, which relieved Freescale Inc. and the Guarantors of their obligations associated with the aforementioned portion of the liabilities outstanding under the Credit Facility, the 10.75% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” Because cash proceeds were used for the redemption of debt in the Over-Allotment Debt Redemption, which relieved Freescale Inc. and the Guarantors of their obligations associated with the aforementioned portion of the liability outstanding under the 10.125% Secured Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011.

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the 8.875% Unsecured Notes, and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, Freescale Inc. also issued 30-day notices of redemption announcing their intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with Credit Facility as well as the indentures governing the senior secured, senior unsecured, and senior subordinated notes (collectively, the “Senior Notes”). The 8.05% Unsecured Notes were recorded at fair value, which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as one of the “Q3 2011 Debt Refinancing Transactions.” Because cash proceeds from the Q2 2011 Debt Issuance were used for the redemption of debt, which relieved Freescale Inc. and the Guarantors of their obligations associated with the abovementioned portion of the liabilities outstanding under the 8.875% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50 in the third quarter of 2011. Furthermore, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt in the second quarter of 2011.

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

Open-Market Bond Repurchases

In the first nine months of 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss. The repurchase price on all open-market repurchases included accrued and unpaid interest up to, but not including, the repurchase date.

Credit Facility

At September 28, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-

facilities, with a committed capacity of $425 million. The interest rate on the 2012 Term Loan and the Extended Term Loan at September 28, 2012 was 6.00% and 4.48%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) At September 28, 2012, the Replacement Revolver’s available capacity was $406 million, as reduced by $19 million of outstanding letters of credit.

2012 Term Loan

At September 28, 2012, $497 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial $500 million outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 28, 2012, the 2012 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $5 million discount, which is subject to accretion to par value over the term of the loan using the effective interest method.

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

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,774 million in Senior Notes outstanding at September 28, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $198 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $264 million of Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (0.39% in effect on September 28, 2012) plus 3.875% per annum.

Hedging Transactions

Freescale Inc. has entered into interest rate swap agreements and has previously used interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management,” for further details of these interest rate swap and cap agreements.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes (the “Indentures”) contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

As of September 28, 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of September 28, 2012, Freescale Inc.’s senior secured first lien leverage ratio was 4.33:1, the fixed charge coverage ratio was 1.94:1 and the consolidated secured debt ratio was 5.16:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of September 28, 2012, the remaining debt payments for 2012 are $1 million. Future obligated debt payments are $5 million in 2013, $260 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,726 million thereafter.

(5) Risk Management

Foreign Currency Risk

At September 28, 2012 and December 31, 2011, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $231 million and $198 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain (loss) of $2 million at September 28, 2012 and $(1) million at December 31, 2011, respectively. Forward contract gains (losses) of $5 million and $(3) million for the third quarter of 2012 and 2011, respectively, and less than $(1) million and $2 million for the first nine months of 2012 and 2011, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 28, 2012	December 31, 2011
Euro	$118	$119
Japanese Yen	$44	$(13)
Malaysian Ringgit	$26	$18
Singapore Dollar	$6	$3
Israeli Shekel	$6	$6
Taiwan Dollar	$(12)	$(12)

Cash Flow Hedges

We use foreign currency exchange contracts to hedge future expected cash flows associated with cost of selling, general and administrative expenses and research and development expenses. At September 28, 2012, we had Malaysian Ringgit, Israeli Shekel and Chinese Renminbi forward contracts designated as cash flow hedges with an aggregate notional amount of $86 million, $8 million and $23 million, respectively, and with a fair value of a net unrealized gain (loss) of $2 million, less than $(1) million and less than $(1) million, respectively. At December 31, 2011, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with an aggregate notional amount of $71 million and $30 million, respectively, and fair values of a net unrealized gain (loss) of $1 million and $(1) million, respectively. These forward contracts have original maturities of less than 18 months. Gains of less than $1 million and $2 million for the third quarter and first nine months of 2012, respectively, and $1 million for both the third quarter and first nine months of 2011 were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. Losses of $1 million for both the third quarter and first nine months of 2012, respectively, were recorded in research and development expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Israeli Shekel cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.

At September 28, 2012 and December 31, 2011, we had gold swap contracts to hedge our exposure to increases in the price of gold bullion. Our gold swap contracts were designated as cash flow hedges under ASC Topic 815. At September 28, 2012 and December 31, 2011, these contracts had net outstanding notional amounts totaling 21,750 ounces and 27,500 ounces, respectively, which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized gain (loss) of $2 million and $(4) million at September 28, 2012 and December 31, 2011, respectively. During the third quarter and first nine months of 2012, losses of $1 million and $3 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during the third quarter of 2012 and 2011, losses of less than $1 million and $1 million, respectively, and during both the first nine months of 2012 and 2011, losses of $1 million were recorded in other expense, net in the accompanying condensed Consolidated Statements of Operations related to ineffectiveness on these gold swap contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.

We have provided less than $1 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of September 28, 2012. This amount is classified as a component of other current assets on the accompanying Condensed Consolidated Balance Sheet. We do not offset the fair value of our derivative instruments against any rights to reclaim cash collateral.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. At September 28, 2012, we had effectively fixed our interest rate on $200 million of our variable interest rate debt through December 1, 2012 with interest rate swaps. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 3.76%. In addition, during the first nine months of 2012, we entered into additional interest rate swap agreements in order to effectively fix our interest rate beginning on December 1, 2012. We are required to pay the counterparties a stream of fixed interest payments at an average rate of: (i) 0.99% on a notional amount of $100 million from December 1, 2012 through December 1, 2015, (ii) 1.46% on a notional amount of $200 million from December 1, 2012 through December 1, 2016 and (iii) 1.26% on a notional amount of $500 million from December 1, 2013 through December 1, 2016. In connection with our interest rate swap agreements, we receive variable rate interest payments based on 3-month LIBOR (0.42% in effect on September 28, 2012) from the counterparties. In the third quarter and first nine months of 2012, in accordance with ASC Topic 815, we recognized losses of $7 million and $17 million, respectively, and in the third quarter and first nine months of 2011, we recognized losses of less than $1 million and $1 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps. The fair value of the interest rate swap agreements was an unrealized loss of $18 million and $6 million at September 28, 2012 and December 31, 2011, respectively.

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

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of September 28, 2012, we believe that our exposure to counterparty risk is immaterial.

Refer to Note 3, “Fair Value Measurement,” for further information on our foreign currency and commodity derivatives and our interest rate swap agreements.

(6) Share and Equity-based Compensation

2011 Omnibus Incentive Plan

In connection with the completion of the IPO, we adopted a new share-based compensation plan referred to as the 2011 Omnibus Incentive Plan (the “2011 Plan”), which authorizes awards for up to approximately 22 million of our common shares. As a publicly-traded company, we have transitioned from one time grants of share-based compensation awards to annual grants under the 2011 Plan. Accordingly, during the second quarter of 2012, we granted approximately 2.6 million stock options and 2.8 million RSUs to certain employees and executives of the Company as part of the annual grant. The strike price for the stock options was equal to the closing price on the date of grant, or $15.41. Total compensation cost associated with these awards was $48 million, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

During the third quarter of 2012, we granted approximately 1.2 million stock options, with an exercise price of $10.06 per share, and 387 thousand total RSUs and performance-based restricted share units (PRSUs) to our new Chief Executive Officer (CEO) under the 2011 Plan. Under the terms of each award, the underlying options or shares will vest over a period of two to four years. The aggregate fair value of these awards of approximately $11 million is being amortized on a straight-line basis to additional paid-in-capital over periods ranging from two to four years according to each award’s vesting schedule.

Non-qualified Options

As of September 28, 2012 we have granted approximately 4.8 million non-qualified stock options in Freescale Ltd. (“2011 Options”), with exercise prices ranging from $8.74 to $17.30 per share, to certain qualified participants pursuant to the 2011 Plan. The 2011 Options vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan. As of September 28, 2012, we had approximately $23 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Nine Months Ended
September 28, 2012
Weighted average grant date fair value per share	$7.10
Weighted average assumptions used:
Expected volatility	62.27%
Expected lives (in years)	5.08
Risk free interest rate	0.94%
Expected dividend yield	0%

In accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC Topic 718”), the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history as a public company and the fact that its current equity was not publicly traded prior to May 26, 2011. The peer companies operate in the semiconductor industry and are of similar size. When establishing its expected life assumptions, we use the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.

A summary of changes in the 2011 Options outstanding during the nine months ended September 28, 2012 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2012	890	$12.50	7	$—
Granted	3,866	$13.65
Terminated, cancelled or expired	(190)	$14.12
Exercised	—	$—

Balance at September 28, 2012	4,566	$13.40	7	$—

Exercisable options at September 28, 2012	—	$—	—	$—

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

During the nine months of 2012, we granted RSUs and PRSUs to certain employees and executives of the Company under the 2011 Plan. The RSUs, to the extent earned, vest at a rate of either (i) 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant or (ii) one-third of the total grant on each of the first, second and third anniversaries of the date of grant, depending on the award, and PRSUs, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant; both are subject to the terms and conditions of the 2011 Plan. The number of PRSUs that could be earned pursuant to such award range from none to twice the number of target PRSUs established at the grant date based on certain performance factors set each year for adjusted net earnings per share and revenue targets which are, or will be, approved by the Compensation and Leadership Committee of the Board of Directors.

As of September 28, 2012 we had approximately $50 million in unamortized expense, net of forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for PRSUs. Under the terms of the RSU and PRSU award agreements, common shares underlying RSU and PRSU awards are issued to the participant upon vesting of the award.

A summary of changes in the RSUs and PRSUs outstanding under the 2011 Plan during the nine months ended September 28, 2012 is presented below:

RSUs and PRSUs
(in thousands)
Non-vested RSU and PRSU balance at January 1, 2012	1,373
Granted	3,815
Issued	(15)
Terminated, cancelled or expired	(398)

Non-vested RSU and PRSU balance at September 28, 2012	4,775

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

Non-qualified Options

During the nine months ended September 28, 2012, approximately 973 thousand and 143 thousand stock options were exercised under the 2006 MIP and 2007 EIP, respectively. The weighted average strike prices for the stock options exercised in the nine months ended September 28, 2012 for the 2006 MIP and 2007 EIP were $6.93 and $6.96, respectively. As of September 28, 2012, we had approximately $14 million in unamortized expense related to options issued under the 2006 MIP and 2007 EIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

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

A summary of changes in RSUs and DSUs outstanding under the 2006 MIP during the nine months ended September 28, 2012 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2012	1,894
Granted	—
Vested	(69)
Issued	(33)
Terminated, cancelled or expired	(1,722)

Non-vested RSU balance at September 28, 2012	70

Under the terms of the RSU award agreements, common shares are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment, (ii) the participant’s death, (iii) the participant’s disability, (iv) a change of control, or (v) the fifth or seventh anniversary of the date of grant. Vested RSUs are considered outstanding until shares have been issued or the awards have been cancelled. As of September 28, 2012, we had $1 million in unamortized expense related to RSUs issued under the 2006 MIP, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of two to four years.

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

The offering period for the first ESPP began on January 1, 2012 and ended on June 29, 2012. During the third quarter of 2012, approximately 1.4 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $8.71 per share.

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

For the third quarter of 2012, we recorded an income tax provision of $14 million. This includes $5 million net tax expense related to discrete events primarily attributable to withholding tax on intellectual property royalties and the impact of enacted foreign tax legislation. For the first nine months of 2012, we recorded an income tax provision of $39 million. This included a net income tax expense of $11 million primarily attributable to discrete events associated with withholding tax on intellectual property royalties.

For the third quarter of 2011, we recorded an income tax provision of $14 million. This includes a $6 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties and reserves for tax contingencies. For the first nine months of 2011, we recorded an income tax provision of $17 million, including a $5 million net tax benefit related to discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties.

The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $51 million in the next twelve months primarily due to the lapsing of statutes. The projected decrease is anticipated to result in a tax benefit of approximately $7 million. The remaining decrease will not impact our effective tax rate, as the tax benefits will be offset by valuation allowance on our deferred tax assets. Certain of our income tax returns for the 2004 through 2010 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.

(8) Commitments and Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $70 million as of September 28, 2012.

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

Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of both September 28, 2012 and December 31, 2011, the undiscounted future cash flows are estimated at $90 million. The expected payments for the remainder of 2012 through 2016 are $6 million, $5 million, $4 million, $3 million and $3 million, respectively, with remaining expected payments of $69 million thereafter. Accruals at both September 28, 2012 and December 31, 2011 were $42 million, the majority of which are included in other liabilities on the accompanying Condensed Consolidated Balance Sheets. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases PRPs other than us may exist and be held responsible. For more information, refer to “Environmental Matters” in Part I, “Item 3: Legal Proceedings” and Note 8, “Commitments and Contingencies,” to our audited consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K.

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

On April 17, 2007, Tessera also filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. The lawsuit was stayed during the pendency of the ITC matter, but is now active, and has been transferred to the United States District Court for the Northern District of California. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of September 28, 2012.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. During the first nine months of 2012, we recorded a benefit of $4 million to reorganization of business and other for the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. At September 28, 2012, we have no remaining accruals related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at September 28, 2012, such losses would not have a material negative impact on our financial position, results of operations or cash flows. (Refer to Note 9 “Reorganization of Business and Other”, for further information on the contract reversal discussed in this note.)

(9) Reorganization of Business and Other

Nine Months Ended September 28, 2012

Chief Executive Leadership Transition

During the first nine months of 2012, $13 million, net was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was a charge related to indemnification and other provisions included in Gregg Lowe’s (our current president and CEO) employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During the first nine months of 2012, we recorded a $55 million benefit for business interruption insurance recoveries which was partially offset by $4 million of expenses primarily related to on-going closure costs. These amounts do not include the $95 million benefit recorded in the second half of 2011 for property and inventory damage and related business interruption insurance recoveries. We continue to work with our insurers and expect to finalize our claims and receive additional insurance proceeds in the fourth quarter of 2012. In the first nine months of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

We have executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The closure of our Toulouse, France manufacturing facility occurred during the third quarter of 2012. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning and sale of the land, buildings and equipment at our Toulouse, France manufacturing facility along with payment of the remaining separation and exit costs.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of separation benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive severance or are redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2012 to September 28, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Amounts Used	Accruals at September 28, 2012
Employee Separation Costs
Supply chain	$106	—	3	(21)	$88
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2

Total	$128	—	(15)	(21)	$92

Related headcount	720	—	—	(170)	550

Exit and Other Costs	$6	2	—	(2)	$6

The $21 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2012. We have adjusted our anticipated future severance payments by $15 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. The accrual of $92 million at September 28, 2012 reflects the estimated liability to be paid to the remaining 550 employees through 2014 based on current exchange rates. Additionally, during the first nine months of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility and in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”). During the first nine months of 2012, we paid $2 million of exit costs related to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.

Other Contingencies and Disposition Activities

During the first nine months of 2012, we recorded benefits totaling $18 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $13 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $6 million contract termination charge related to our corporate jet lease agreement accounted for in accordance with ASC Topic 420.

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

Sendai, Japan Fabrication Facility and Design Center

In the first nine months of 2011, we reported a net charge of $79 million associated with non-cash asset impairment and inventory charges, cash costs for employee separation benefits, contract termination, other on-going closure costs and insurance recoveries in reorganization of business and other in the Condensed Consolidated Statement of Operation in association with this event.

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$—	12	(3)	(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	(3)	(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	12	—	(7)	$5

We recorded $12 million in employee separation benefits associated with the closure of the Sendai, Japan fabrication facility in the first nine months of 2011. The $9 million used reflects cash payments made to employees separated as part of this action in the first nine months of 2011. We reversed $3 million of employee separation benefits as a result of 100 employees previously identified as eligible for such benefits who were either temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $12 million of exit costs related to the termination of various supply contracts. In the first nine months of 2011, $7 million of these exit costs were paid.

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

Insurance Recoveries

In the first nine months of 2011, we recorded a $36 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property damage to our Sendai, Japan facilities as a result of the March 11, 2011 earthquake.

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$157	—	—	(21)	$136
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	—	—	(27)	$158

Related headcount	1,420	—	—	(210)	1,210

Exit and Other Costs	$15	2	(3)	(7)	$7

The $27 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2011. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first nine months of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, and in accordance with ASC Topic 420, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $3 million benefit related to the reversal of exit costs associated primarily with underutilized office space which was previously vacated. During the first nine months of 2011, $7 million of these exit costs were paid.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.

In connection with the Merger and subsequent debt refinancing transactions, we had $3,774 million aggregate principal amount of Senior Notes outstanding as of September 28, 2012, as disclosed in Note 4, “Debt”. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of September 28, 2012, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K.)

The following tables present our financial position, results of operations and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of September 28, 2012 and December 31, 2011 and for the three and nine months ended September 28, 2012 and September 30, 2011, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,297	$1,333	$(1,621)	$1,009
Cost of sales	—	—	909	1,297	(1,621)	585

Gross margin	—	—	388	36	—	424
Selling, general and administrative	2	—	160	47	(99)	110
Research and development	—	—	118	69	—	187
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	(15)	12	—	(3)

Operating (loss) earnings	(2)	—	122	(92)	99	127
Loss on extinguishment or modification of long-term debt, net	—	—	(3)	—	—	(3)
Other (expense) income, net	(22)	(22)	(141)	97	(46)	(134)

(Loss) earnings before income taxes	(24)	(22)	(22)	5	53	(10)
Income tax expense	—	—	—	14	—	14

Net loss	$(24)	$(22)	$(22)	$(9)	$53	$(24)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net loss	$(24)	$(22)	$(22)	$(9)	$53	$(24)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—		1	—	1
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	—	6	—	—	6
Less: reclassification adjustment for items included in net loss	—	—	1	—	—	1
Post-retirement adjustments:
Net loss arising during the period	—	—	—	(1)	—	(1)

Other comprehensive earnings	—	—	7	—	—	7

Comprehensive loss	$(24)	$(22)	$(15)	$(9)	$53	$(17)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$3,950	$4,068	$(5,030)	$2,988
Cost of sales	—	—	2,922	3,830	(5,030)	1,722

Gross margin	—	—	1,028	238	—	1,266
Selling, general and administrative	5	—	450	141	(268)	328
Research and development	—	—	352	204	—	556
Amortization expense for acquired intangible assets	—	—	10	—	—	10
Reorganization of business and other	—	—	(33)	(2)	—	(35)

Operating (loss) earnings	(5)	—	249	(105)	268	407
Loss on extinguishment or modification of long-term debt, net	—	—	(31)	—	—	(31)
Other income (expense), net	66	67	(160)	272	(649)	(404)

Income (loss) before income taxes	61	67	58	167	(381)	(28)
Income tax (benefit) expense	—	—	(9)	48	—	39

Net earnings (loss)	$61	$67	$67	$119	$(381)	$(67)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$61	$67	$67	$119	$(381)	$(67)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gains on derivative instruments:
Unrealized gains arising during the period	—	—	7	—	—	7
Less: reclassification adjustment for items included in net earnings (loss)	—	—	2	—	—	2
Post-retirement adjustments:
Net gain (loss) arising during the period	—	—	—	—	—	—

Other comprehensive earnings	—	—	9	—	—	9

Comprehensive earnings (loss)	$61	$67	$76	$119	$(381)	$(58)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,513	$1,531	$(1,902)	$1,142
Cost of sales	—	—	1,066	1,497	(1,902)	661

Gross margin	—	—	447	34	—	481
Selling, general and administrative	2	—	252	(31)	(94)	129
Research and development	—	—	126	74	—	200
Amortization expense for acquired intangible assets	—	—	62	—	—	62
Reorganization of business and other	—	—	3	(23)	—	(20)

Operating (loss) earnings	(2)	—	4	14	94	110
Loss on extinguishment or modification of long-term debt, net	—	—	(55)	—	—	(55)
Other (expense) income, net	(86)	(86)	(30)	98	(25)	(129)

(Loss) earnings before income taxes	(88)	(86)	(81)	112	69	(74)
Income tax expense	—	—	5	9	—	14

Net (loss) earnings	$(88)	$(86)	$(86)	$103	$69	$(88)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended September 30, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(88)	$(86)	$(86)	$103	$69	$(88)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Unrealized losses on derivative instruments:
Unrealized losses arising during the period	—	—	(4)	—	—	(4)
Less: reclassification adjustment for items included in net (loss) earnings	—	—	—	—	—	—
Post-retirement adjustments:
Net loss arising during the period	—	—	—	(1)	—	(1)

Other comprehensive loss	—	—	(4)	(3)	—	(7)

Comprehensive (loss) earnings	$(88)	$(86)	$(90)	$100	$69	$(95)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$4,761	$4,874	$(6,076)	$3,559
Cost of sales	—	—	3,485	4,668	(6,076)	2,077

Gross margin	—	—	1,276	206	—	1,482
Selling, general and administrative	5	—	555	107	(270)	397
Research and development	—	—	385	224	—	609
Amortization expense for acquired intangible assets	—	—	188	—	—	188
Reorganization of business and other	1	—	78	71	—	150

Operating (loss) earnings	(6)	—	70	(196)	270	138
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—	—	(97)
Other (expense) income, net	(311)	(311)	(283)	274	203	(428)

(Loss) earnings before income taxes	(317)	(311)	(310)	78	473	(387)
Income tax expense	—	—	4	13	—	17

Net (loss) earnings	$(317)	$(311)	$(314)	$65	$473	$(404)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Nine Months Ended September 30, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(317)	$(311)	$(314)	$65	$473	$(404)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized losses on derivative instruments:
Unrealized losses arising during the period	—	—	(4)	—	—	(4)
Less: reclassification adjustment for items included in net (loss) earnings	—	—	—	—	—	—
Post-retirement adjustments:
Net loss arising during the period	—	—	—	(1)	—	(1)

Other comprehensive loss	—	—	(4)	(5)	—	(9)

Comprehensive loss (earnings)	$(317)	$(311)	$(318)	$60	$473	$(413)

Supplemental Condensed Consolidating Balance Sheet September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3	$1	$148	$611	$—	$763
Inter-company receivable	213	—	453	446	(1,112)	—
Accounts receivable, net	—	—	112	328	—	440
Inventory, net	—	—	285	525	—	810
Other current assets	—	—	107	75	—	182

Total current assets	216	1	1,105	1,985	(1,112)	2,195
Property, plant and equipment, net	—	—	348	375	—	723
Investment in affiliates	(4,661)	(4,662)	1,617	—	7,706	—
Intangible assets, net	—	—	76	1	—	77
Inter-company note receivable	—	112	2	156	(270)	—
Other assets, net	—	—	187	147	—	334

Total Assets	$(4,445)	$(4,549)	$3,335	$2,664	$6,324	$3,329

Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$7	$—	$—	$7
Inter-company payable	—	—	726	386	(1,112)	—
Accounts payable	—	—	212	159	—	371
Accrued liabilities and other	—	—	312	200	—	512

Total current liabilities	—	—	1,257	745	(1,112)	890
Long-term debt	—	—	6,476	—	—	6,476
Inter-company note payable	43	112	—	115	(270)	—
Other liabilities	1	—	264	187	—	452

Total liabilities	44	112	7,997	1,047	(1,382)	7,818

Total shareholders’ (deficit) equity	(4,489)	(4,661)	(4,662)	1,617	7,706	(4,489)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,445)	$(4,549)	$3,335	$2,664	$6,324	$3,329

Supplemental Condensed Consolidating Balance Sheet December 31, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$56	$714	$—	$772
Inter-company receivable	200	—	430	505	(1,135)	—
Accounts receivable, net	—	—	127	332	—	459
Inventory, net	—	—	290	513	—	803
Other current assets	—	—	124	74	—	198

Total current assets	202	—	1,027	2,138	(1,135)	2,232
Property, plant and equipment, net	—	—	378	394	—	772
Investment in affiliates	(4,645)	(4,643)	1,607	—	7,681	—
Intangible assets, net	—	—	83	1	—	84
Inter- company note receivable	—	110	12	148	(270)	—
Other assets, net	—	—	171	156	—	327

Total Assets	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$1	$1	$—	$2
Inter-company payable	—	—	569	566	(1,135)	—
Accounts payable	—	—	187	160	—	347
Accrued liabilities and other	—	—	284	167	—	451

Total current liabilities	—	—	1,041	894	(1,135)	800
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	37	111	—	122	(270)	—
Other liabilities	—	1	291	214	—	506

Total liabilities	37	112	7,921	1,230	(1,405)	7,895

Total shareholders’ (deficit) equity	(4,480)	(4,645)	(4,643)	1,607	7,681	(4,480)

Total Liabilities and Shareholders’ (Deficit) Equity	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$4	$—	$265	$127	$(128)	$268
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(34)	(51)	—	(85)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	—	1	—	1
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Payments for purchased licenses and other assets	—	—	(25)	(35)	—	(60)
Inter-company loan receivable and capital contributions	(28)	(28)	10	(8)	54	—

Cash flow used for investing activities	(28)	(28)	(48)	(93)	54	(143)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(631)	(1)	—	(632)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	19	—	—	—	—	19
Inter-company loan payable, dividends and capital contributions	6	29	25	(134)	74	—

Cash flow provided by (used for) financing activities	25	29	(125)	(135)	74	(132)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	1	1	92	(103)	—	(9)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772

Cash and cash equivalents, end of period	$3	$1	$148	$611	$—	$763

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$5	$1	$127	$8	$(91)	$50
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(66)	(39)	—	(105)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	54	3	—	57
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Payments for purchased licenses and other assets	—	—	(28)	(19)	—	(47)
Contribution of net proceeds from IPO of common shares and over-allotment exercise	(838)	(838)	—	—	1,676	—
Proceeds from insurance recoveries	—	—	—	20	—	20
Inter-company loan receivable, dividends and capital contributions	—	2	(1)	(7)	6	—

Cash flow used for investing activities	(838)	(836)	(38)	(42)	1,682	(72)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,849)	(2)	—	(1,851)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Receipt of contribution of netproceeds from IPO of common shares and over-allotment exercise	—	838	838	—	(1,676)	—
Inter-company loan payable, dividends and capital contributions	(5)	(3)	—	(77)	85	—

Cash flow provided by (used for) financing activities	833	835	(287)	(79)	(1,591)	(289)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12

Net decrease in cash and cash equivalents	—	—	(198)	(101)	—	(299)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$—	$—	$104	$640	$—	$744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 28, 2012 and September 30, 2011. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2011 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part II, Item IA included herein and Part I, Item 1A of our December 31, 2011 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements. Freescale Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

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

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales are derived from our two primary product groupings. Our AISG product line represents the largest component of our total net sales. MCUs, analog devices, sensors and associated application development systems represented approximately 55% of our total net sales in both the third quarter and first nine months of 2012. Demand for our MCU products is driven by the automotive, consumer and industrial markets. The automotive end market accounted for 73% and 74% of AISG’s net sales in the third quarter and first nine months of 2012, respectively. Our NMSG product line, which includes communications processors, DSPs, application processors and RF power amplifiers, represented 36% and 34% of our total net sales in the third quarter and first nine months of 2012, respectively. Our primary end markets for our network and multimedia products are communications infrastructure for enterprise and service provider markets, processors for industrial applications, and application processors for the mobile consumer and driver information system markets. Demand for these products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets.

In connection with the appointment of Gregg Lowe as our president and chief executive officer, we began a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. As a result of this analysis, Freescale announced on October 25, 2012 that we are realigning our product groups as follows:

•

Microcontrollers will include our microcontrollers focusing on industrial, multi-market, metering, medical and connectivity and multimedia applications. This group will also be the primary platform driver for our overall microcontroller portfolio, creating products and platforms that will eventually be deployed to our Automotive MCU product group.

•

Digital Networking will include communication, and digital signal processors serving the networking and communications markets. We will focus on increasing our resources in both chip design and software resources for standard processors aimed at the networking and communications markets.

•

Automotive MCU will include our microcontrollers sold to the automotive market. Our focus will be to gain market share in automotive MCU, capture new growth opportunities in Asia and Japan and to expand our gross margin.

•

Analog and Sensors will include our automotive analog, mixed-signal analog and sensor products. Our focus in analog will change from being primarily automotive focused to be more balanced between automotive and mixed signal analog, with an emphasis on developing analog products that complement our microcontrollers. Our sensors portfolio will also change to focus on high growth and more profitable markets.

•	RF will include our RF power amplifiers. Our focus here will be to utilize an increased resourcing pool to drive into new markets and accelerate revenue growth.

Beginning in the fourth quarter of this year, we will begin reallocating our research and development investment to reflect our strategic focus on the product groups highlighted above. We anticipate maintaining overall research and development spending levels at the current rate of sales. We will also begin shifting sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, we expect to increase the number of accounts covered and expand our presence in distribution. Along with these changes, we will be combining all of our manufacturing operations under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Our manufacturing operations will include our fabrication facilities, assembly and test operations, planning, procurement, quality and technology organizations.

In connection with re-allocating research and development expenses and re-distributing sales resources, we anticipate cash charges of approximately $35 million to $40 million. The charges relate primarily to severance and we expect the timing of the cash payments to occur through the second quarter of 2014. We estimate annualized savings of $35 million to $40 million associated with these actions.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, industrial automation and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, customer inventory levels and fluctuations in product supply and demand. The current global economic conditions on the markets we serve continue to negatively impact our overall sales on a year over year basis. Our revenues declined 16% in the first nine months of 2012 as compared to the first nine months of 2011.

Our revenues decreased 2% and our gross margin decreased 80 basis points in the third quarter of 2012 as compared to the second quarter of 2012. The decline in revenue was driven by the decreases in our cellular and intellectual property revenues. Distribution sales in the third quarter of 2012 were flat compared to the second quarter of 2012. Due to continued macroeconomic weakness, we expect our overall revenue to decline sequentially again in the fourth quarter. This will negatively impact our gross margins and overall results of operations. Intellectual property agreements entered into during the second quarter of 2012 may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. Refer to Note 2, “Other Financial Data – Intellectual Property Revenue” for additional information regarding our intellectual property revenue. For more information on trends and other factors affecting our business, refer to in Part II, Item IA included herein and Part I, Item 1A “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K.

Debt Restructuring Activities. During the first nine months of 2012, Freescale Inc. completed the Q1 2012 Debt Refinancing Transaction which amended the Credit Facility to allow for the issuance of a new senior secured term loan facility in the aggregate principle amount of $500 million, the proceeds of which, along with cash on hand, were used to redeem a portion of the Senior Subordinated Notes, and to pay related call premiums, fees and accrued interest. The effect of this transaction extends the maturity of $500 million of debt from 2016 to 2019 and is expected to result in annualized interest savings of $20 million, which we began to realize during the second quarter of 2012, through the lower interest rate on the 2012 Term Loan compared to that on the Senior Subordinated Notes.

Additionally, during the first nine months of 2012, Freescale Inc. completed the Q3 2012 Debt Redemption Transaction in which Freescale Inc. utilized $104 million of cash on hand to redeem $100 million of the 8.875% Unsecured Notes, and pay related call premiums and accrued interest. In connection with the redemption, we recorded a charge of $3 million in the Condensed Consolidated Statement of Operations associated with the call premiums and write-off of unamortized debt issuance costs. (Refer to “Liquidity and Capital Resources – Financing Activities” below for the definition and additional discussion of capitalized terms and transactions referenced in this section.)

Reorganization of Business Program and Sendai, Japan Closure. We have executed a series of restructuring actions that are referred to as the “Reorganization of Business Program” which streamlined our cost structure and redirected some research and development investments into expected growth markets. We announced in the second quarter of 2009 our plans to exit our remaining 150 millimeter manufacturing facilities in Sendai, Japan and Toulouse, France, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. As of

September 28, 2012, the remaining actions to be completed are the disposal of the land and building located in Sendai, Japan and the decommissioning and sale of the land, building and equipment located in Toulouse, France along with payment of the remaining separation and exit costs.

Our facilities, equipment and inventory in Sendai, Japan experienced significant damage resulting from the earthquake, aftershocks and other difficulties associated with the resulting environment. In the first nine months of 2012, we recorded a benefit of $55 million attributable to earthquake-related business interruption insurance recoveries which were partially offset by $4 million of expenses primarily related to the on-going costs associated with the closure of our Sendai, Japan facilities. We have completed the majority of the payments associated with these closure activities as of September 28, 2012. We continue to work with our insurers and expect to finalize our claims and receive additional insurance proceeds in the fourth quarter of 2012. As we finalize the closure and disposition of the Sendai, Japan facilities, we may incur additional charges associated with preparing our sites for sale.

The Toulouse, France facility ceased operations during the third quarter of 2012. We estimate the remaining severance and other costs of this facility closure to be approximately $105 million, including $90 million in cash severance costs and $15 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made through 2014; however, the timing of these payments depends on many factors, including the completion of the closure of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation.

The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of the third quarter of 2012, we have realized approximately $50 million of annualized cost savings related to the closure of the Sendai, Japan facility. We expect to begin realizing a portion of the $70 million in estimated annualized cost savings associated with the closure of the Toulouse, France facility beginning in the first quarter of 2013. Actual cost savings realized, and the timing thereof, will depend on many factors, some of which are beyond our control and could differ materially from our estimates.

Results of Operations for the Three Months Ended September 28, 2012 and September 30, 2011

	Three Months Ended
(in millions)	September 28, 2012	% of Net Sales	September 30, 2011	% of Net Sales
Orders (unaudited)	$1,011	100.2%	$1,024	89.7%

Net sales	$1,009	100.0%	$1,142	100.0%
Cost of sales	585	58.0%	661	57.9%

Gross margin	424	42.0%	481	42.1%
Selling, general and administrative	110	10.9%	129	11.3%
Research and development	187	18.5%	200	17.5%
Amortization expense for acquired intangible assets	3	0.3%	62	5.4%
Reorganization of business and other	(3)	*	(20)	*

Operating earnings	127	12.6%	110	9.6%
Loss on extinguishment or modification of long-term debt, net	(3)	*	(55)	*
Other expense, net	(134)	*	(129)	*

Loss before income taxes	(10)	*	(74)	*
Income tax expense	14	1.4%	14	1.2%

Net loss	$(24)	*	$(88)	*

*	Not meaningful.

Three Months Ended September 28, 2012 Compared to Three Months Ended September 30, 2011

Net Sales

Our net sales in the third quarter of 2012 decreased by $133 million, or 12%, compared to the prior year quarter, and orders decreased 1% over the same period, reflecting weaker demand in our core automotive, networking and consumer markets and declines in industrial products purchased through our distribution channel, as compared to the prior year. Distribution sales were approximately 23% of net sales and represented a decrease of 8% compared to the prior year quarter. Distribution inventory, in dollars, was 9.8 weeks at September 28, 2012, compared to 11.1 weeks at December 31, 2011 and 10.6 weeks at September 30, 2011. Net sales by product design group for the three months ended September 28, 2012 and September 30, 2011 were as follows:

	Three Months Ended
(in millions)	September 28, 2012	September 30, 2011
Automotive, Industrial and Multi-Market	$555	$589
Networking and Multimedia	368	404
Cellular Products	27	97
Other	59	52

Total net sales	$1,009	$1,142

AISG

AISG’s net sales decreased by $34 million, or 6%, in the third quarter of 2012 compared to the prior year quarter. AISG’s net sales decreased by 5% in automotive in the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of continued lower demand in the European automotive market. Our net sales associated with products purchased through our distribution channel, primarily by the industrial market, declined in the third quarter of 2012 compared to the third quarter of 2011 due to weaker demand in the European and American markets, partially offset by growth in the Asian market.

NMSG

NMSG’s net sales decreased by $36 million, or 9%, in the third quarter of 2012 compared to the prior year quarter. We experienced decreases in revenues across the product portfolio of networking, RF and multimedia. This contraction was driven primarily by an overall decline in our core networking business due to lower capital investment in wireless infrastructure markets and lower multimedia revenues due to decreased demand for our products included in various consumer devices as compared to the prior year quarter.

Cellular Products

Cellular product net sales decreased by $70 million, or 72%, in the third quarter of 2012 compared to the prior year quarter due to lower demand for our baseband processors and power management integrated circuits from our legacy customers.

Other

Other net sales increased by $7 million, or 13%, in the third quarter of 2012 compared to the prior year quarter, attributable to increased patent license and sales revenue earned during the quarter. As a percentage of net sales, intellectual property revenue was 5% and 4% for the third quarter of 2012 and 2011, respectively.

Gross Margin

In the third quarter of 2012, our gross margin decreased by $57 million, or 12%, compared to the prior year quarter. This decline was the result of net product sales decreasing 12%, decreases in average selling price put into effect in the first quarter of 2012 along with changes in product sales mix. Additionally, there was a decrease in utilization of our front-end manufacturing assets from 83% in the third quarter of 2011 to 78% in the third quarter of 2012. As a percentage of net sales, gross margin in the third quarter was 42.0%, reflecting a decrease compared to the third quarter of 2011. This decrease in gross margin was partially offset by (i) a $53 million benefit as a result of a decrease in depreciation expense, (ii) the realization of savings from the closure of our Sendai, Japan manufacturing facility, (iii) higher intellectual property revenue, (iv) procurement and productivity cost saving and (v) improved yields. Our gross margin included PPA impact of $46 million in the third quarter of 2011. (The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts were recorded in our cost of sales and affect our gross margin and earnings from operations and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations. The majority of the prior year quarter PPA depreciation impact was driven by tools and equipment which had PPA depreciable lives that ended during 2011.)

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $19 million, or 15%, in the third quarter of 2012 compared to the prior year quarter. This decrease was primarily the result of lower incentive compensation, decreased spending on certain sales and marketing programs and discretionary cost reductions along with a favorable impact of the dollar appreciating against the currencies in which we incur some of our selling, general and administrative expenditures. As a percentage of our net sales, our selling, general and administrative expenses were 10.9% in the third quarter of 2012, reflecting a slight decrease compared to the prior year quarter.

Research and Development

Our research and development expense decreased by $13 million, or 7%, in the third quarter of 2012 compared to the prior year quarter. This decrease was primarily the result of lower incentive compensation and the elimination of our cellular handset spend along with a favorable impact of the dollar appreciating against the currencies in which we incur some of our research and development expenditures. These cost reductions were partially offset by increased expenses related to focused investment in our core businesses. As a percentage of our net sales, our research and development expenses were 18.5% in the third quarter of 2012, reflecting an increase of 1.0 percentage point compared to the third quarter of 2011.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $59 million, or 95%, in the third quarter of 2012 compared to the prior year quarter. This decrease was associated with a significant portion of our developed technology initially established in connection with the Merger being fully amortized during 2011. (Refer to Note 10, “Supplemental Guarantor Condensed Consolidating Financial Statements”, for the definition and discussion of the term Merger.)

Reorganization of Business and Other

In the third quarter of 2012, we recorded benefits totaling $22 million in connection with the finalization of the indemnification agreements associated with the change in the executive leadership of the Company, and the expiration of contractual obligations during the third quarter of 2012 associated with the wind down of our cellular handset business. These benefits were partially offset by charges of $19 million related to exit costs for on-going closure and decommissioning costs associated with the closure of our Toulouse, France manufacturing facility and the termination of our corporate jet lease agreement.

In the third quarter of 2011, in connection with the closing of the Sendai, Japan fabrication facility during the first quarter of 2011, we recorded a benefit of $36 million for earthquake-related insurance recoveries. In addition, we incurred $17 million of cash costs consisting primarily of on-going closure costs and contract termination charges subsequent to the earthquake.

Loss on Extinguishment or Modification of Long-Term Debt, Net

In the third quarter of 2012, we recorded a charge of $3 million the accompanying Condensed Consolidated Statement of Operations associated with the redemption of a portion of our 8.875% Unsecured Notes. This charge consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt.

During the third quarter of 2011, we recorded a charge of $54 million associated with the extinguishment of debt. This charge was recorded in connection with the Q3 2011 Debt Refinancing Transaction and the Over-Allotment Debt Transaction and included call premiums of $42 million, the write-off of remaining unamortized debt issuance costs of $12 million and other costs not eligible for capitalization. We also recorded a $1 million loss related to the open-market repurchases of $26 million of our senior unsecured notes. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)

Other Expense, Net

Net interest expense in the third quarter of 2012 included interest expense of $127 million, partially offset by interest income of $2 million. Net interest expense in the third quarter of 2011 included interest expense of $133 million, partially offset by interest income of $2 million. The decrease in interest expense is primarily due to the utilization of IPO over-allotment proceeds along with cash on hand to extinguish $87 million of our long-term debt in the third quarter of 2011, along with refinancing transactions in the third quarter of 2011 and first quarter of 2012 under which we effectively decreased our interest rate on outstanding debt. During the third quarter of 2012, we recorded losses in other, net of $7 million primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements in addition to $2 million related to foreign currency fluctuations. During the third quarter of 2011, we recorded gains in other, net of $2 million primarily attributable to gains on foreign currency fluctuations along with changes in the fair value of our interest rate swaps, caps and gold swap contracts.

Income Tax Expense

For the third quarter of 2012, we recorded an income tax provision of $14 million. This includes $5 million net tax expense related to discrete events primarily attributable to withholding tax on intellectual property royalties and the impact of enacted foreign tax legislation. For the third quarter of 2011, we recorded an income tax provision of $14 million. This includes a $6 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Results of Operations for the Nine Months Ended September 28, 2012 and September 30, 2011

	Nine Months Ended
(in millions)	September 28, 2012	% of Net Sales	September 30, 2011	% of Net Sales
Orders (unaudited)	$3,019	101.0%	$3,437	96.6%

Net sales	$2,988	100.0%	$3,559	100.0%
Cost of sales	1,722	57.6%	2,077	58.4%

Gross margin	1,266	42.4%	1,482	41.6%
Selling, general and administrative	328	11.0%	397	11.1%
Research and development	556	18.6%	609	17.1%
Amortization expense for acquired intangible assets	10	0.3%	188	5.3%
Reorganization of business and other	(35)	*	150	4.2%

Operating earnings	407	13.6%	138	3.9%
Loss on extinguishment or modification of long-term debt, net	(31)	*	(97)	*
Other expense, net	(404)	*	(428)	*

Loss before income taxes	(28)	*	(387)	*
Income tax expense	39	1.3%	17	0.5%

Net loss	$(67)	*	$(404)	*

*	Not meaningful.

Nine Months Ended September 28, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales

Our net sales in the first nine months of 2012 decreased by $571 million, or 16%, compared to the prior year period, and orders decreased 12% over the same period. This decline included a decrease of $214 million in net sales of our cellular products and also reflected weaker demand in our core automotive, networking and consumer markets and declines in industrial products purchased through our distribution channel. Distribution sales were approximately 23% of our total net sales and represented a decrease of 15% compared to the prior year period. Net sales by product design group for the nine months ended September 28, 2012 and September 30, 2011 were as follows:

	Nine Months Ended
(in millions)	September 28, 2012	September 30, 2011
Automotive, Industrial and Multi-Market	$1,650	$1,843
Networking and Multimedia	1,020	1,224
Cellular Products	143	357
Other	175	135

Total net sales	$2,988	$3,559

AISG

AISG’s net sales decreased by $193 million, or 10%, in the first nine months of 2012 compared to the prior year period. AISG’s net sales decreased by 8% in the automotive marketplace in the first nine months of 2012 compared to the first nine months of 2011 as a result primarily of lower demand in the European automotive market. Our net sales associated with products purchased through our distribution channel, primarily by the industrial market, declined in the first nine months of 2012 compared to the first nine months of 2011 due to weaker demand.

NMSG

NMSG’s net sales decreased by $204 million, or 17%, in the first nine months of 2012 compared to the prior year period. We experienced decreases in revenues across the product portfolio of networking, RF and multimedia. This contraction was driven primarily by an overall decline in our core networking business due to lower capital investment in wireless infrastructure markets and lower multimedia revenues due to decreased demand for our products included in various consumer devices as compared to the prior year period.

Cellular Products

Cellular Products net sales decreased by $214 million, or 60%, in the first nine months of 2012 compared to the prior year period due to lower demand for our baseband processors and power management integrated circuits from our legacy customers.

Other

Other net sales increased by $40 million, or 30%, in the first nine months of 2012 compared to the prior year period, due primarily to an increase in revenue from patent license and sales agreements partially offset by a slight decrease in contract manufacturing sales. As a percentage of net sales, intellectual property revenue was 5% and 3% for the first nine months of 2012 and 2011, respectively. We anticipate our intellectual property revenue to return to historical levels over the remainder of 2012.

Gross Margin

In the first nine months of 2012, our gross margin decreased by $216 million, or 15%, compared to the prior year period. This decline was the result of net product sales decreasing 16%, decreases in average selling price put into effect in the first quarter of 2012 along with changes in product sales mix. As a percentage of net sales, gross margin in the first nine months of 2012 was 42.4%, reflecting an increase of 0.8 percentage points compared to the first nine months of 2011. This improvement in gross margin as a percentage in net sales was the result of (i) a $168 million decrease in depreciation expense, (ii) the realization of savings from the closure of our Sendai, Japan manufacturing facility, (iii) higher intellectual property revenue, (iv) procurement and productivity cost savings, (iv) improved yields and (v) lower incentive compensation. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $136 million in the first nine months of 2011.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $69 million, or 17%, in the first nine months of 2012 compared to the prior year period. This decrease was primarily the result of lower incentive compensation, the elimination of management fees in connection with the 2011 IPO, decreased spending on certain sales and marketing programs and discretionary cost reductions along with a favorable impact of the dollar appreciating against the currencies in which we incur some of our selling, general and administrative expenses. As a percentage of our net sales, our selling, general and administrative expenses were 11.0% in the first nine months of 2012, reflecting a slight decrease over the prior year period.

Research and Development

Our research and development expense for the first nine months of 2012 decreased $53 million, or 9%, compared to the first nine months of 2011. This decrease was primarily the result of lower incentive compensation and the elimination of our cellular handset spend along with a favorable impact of the dollar appreciating against the currencies in which we incur some of our research and development expenditures. These cost reductions were partially offset by increased expenses related to focused investment in our core businesses. As a percentage of our net sales, our research and development expenses were 18.6% in the first nine months of 2012, reflecting an increase of 1.5 percentage points compared to the first nine months of 2011.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $178 million, or 95%, in the first nine months of 2012 compared to the prior year period. This decrease was associated with a significant portion of our developed technology initially established in connection with the Merger being fully amortized during 2011.

Reorganization of Business and Other

In the first nine months of 2012, we recorded a benefit of $55 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. This benefit was partially offset by $4 million of cash costs consisting primarily of on-going closure costs related to this site. Additionally, we recorded benefits totaling $18 million related to the expiration of contractual obligations during the third quarter of 2012 in regards to the wind down of our cellular handset business and the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. These benefits were partially offset by charges of $34 million for (i) exit costs related to the termination of various supply agreements, on-going closure and decommissioning costs incurred in connection with the closure of our Toulouse, France manufacturing facility, (ii) the change in the executive leadership of the Company and (iii) the contract termination charge related to our corporate jet lease agreement.

In the first nine months of 2011, in connection with the closing of the Sendai, Japan fabrication facility we incurred $115 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. This charge was partially offset by a $36 million benefit recorded in the third quarter of 2011 in connection with earthquake-related insurance recoveries. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO. (Refer to Note 10, “Supplemental Guarantor Condensed Consolidating Financing Statements” elsewhere in this report as well as Note 11, “Certain Relationships and Related Party Transactions,” to our consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K for further discussion.)

Loss on Extinguishment or Modification of Long-Term Debt, Net

During the first nine months of 2012, we recorded a charge of $31 million associated with the close of the Q1 2012 Debt Refinancing Transaction which included both the extinguishment and modification of existing debt, the issuance of the 2012 Term Loan and the redemption of a portion of our 8.875% Unsecured Notes. This charge consisted of call premiums, the write-off of unamortized debt issuance costs and other costs not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)

In the first nine months of 2011, we recorded a charge of $97 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished primarily in connection with the completion of the IPO. This charge consisted of expenses associated with the amendment to the Credit Facility, the IPO Debt Redemption and the Q3 2011 Debt Refinancing Transaction including call premiums of $75 million, the write-off of remaining unamortized debt issuance costs of $19 million and other costs not eligible for capitalization. These charges also included a $1 million loss related to the open-market repurchases of $26 million of our senior unsecured notes during the first nine months of 2011.

Other Expense, Net

Net interest expense in the first nine months of 2012 included interest expense of $390 million, partially offset by interest income of $7 million. Net interest expense in the first nine months of 2011 included interest expense of $437 million, partially offset by interest income of $7 million. The decrease in interest expense is primarily due to the utilization of IPO and related over-allotment proceeds along with cash on hand to extinguish $974 million of our long-term debt in the second and third quarters of 2011, along with refinancing transactions in the third quarter of 2011 and first quarter of 2012 in which we effectively decreased our interest rate on outstanding debt. During the first nine months of 2012, we recorded losses in other, net of $17 million primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements in addition to losses of $4 million related primarily to foreign currency fluctuations. During the first nine months of 2011, we recorded gains in other, net of $2 million primarily attributable to gains on foreign currency fluctuations along with changes in the fair value of our interest rate swaps, caps and gold swap contracts.

Income Tax Expense

For the first nine months of 2012, we recorded an income tax provision of $39 million. This included a net income tax expense of $11 million primarily attributable to discrete events associated with withholding tax on intellectual property royalties. For the first nine months of 2011, our income tax provision was $17 million, including an $5 million net tax benefit associated with discrete events consisting principally of the release of domestic valuation allowances on capital losses carryforwards which the Company believes will likely be realized and the tax benefit from the reversal of unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties. The increase in non-discrete tax expense during the first nine months of 2012 as compared to the first nine months of 2011 is due primarily to higher profitability in our foreign jurisdictions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Nine Months Ended September 28, 2012

Chief Executive Leadership Transition

During the first nine months of 2012, $13 million, net was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was a charge related to indemnification and other provisions included in Gregg Lowe’s (our current president and CEO) employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During the first nine months of 2012, we recorded a $55 million benefit for business interruption insurance recoveries which was partially offset by $4 million of expenses primarily related to on-going closure costs. These amounts do not include the $95 million benefit recorded in the second half of 2011 for property and inventory damage and related business interruption insurance recoveries. We continue to work with our insurers and expect to finalize our claims and receive additional insurance proceeds in the fourth quarter of 2012. In the first nine months of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

We have executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The closure of our Toulouse, France manufacturing facility occurred during the third quarter of 2012. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning and sale of the land, buildings and equipment at our Toulouse, France manufacturing facility along with payment of the remaining separation and exit costs.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of separation benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resign unexpectedly and do not receive severance or are redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required.

The following table displays a roll-forward from January 1, 2012 to September 28, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Amounts Used	Accruals at September 28, 2012
Employee Separation Costs
Supply chain	$106	—	3	(21)	$88
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2

Total	$128	—	(15)	(21)	$92

Related headcount	720	—	—	(170)	550

Exit and Other Costs	$6	2	—	(2)	$6

The $21 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2012. We have adjusted our anticipated future severance payments by $15 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. The accrual of $92 million at September 28, 2012 reflects the estimated liability to be paid to the remaining 550 employees through 2014 based on current exchange rates. Additionally, during the first nine months of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility. During the first nine months of 2012, we paid $2 million of exit costs related to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.

Other Contingencies and Disposition Activities

During the first nine months of 2012, we recorded benefits totaling $18 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations during the third quarter of 2012 associated with the wind down of our cellular handset business. Additionally, during the first nine months of 2012, we incurred $13 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $6 million contract termination charge related to our corporate jet lease.

Nine Months Ended September 30, 2011

IPO-Related Costs

In the first nine months of 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of various management agreements with affiliates and advisors of the Sponsors.

Sendai, Japan Fabrication Facility and Design Center

In the first nine months of 2011, we reported a net charge of $79 million associated with non-cash asset impairment and inventory charges, cash costs for employee separation benefits, contract termination, other on-going closure costs and insurance recoveries in reorganization of business and other in the Condensed Consolidated Statement of Operations in association with this event.

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation benefits and exit cost accruals established related to the closing of our fabrication facility in Sendai, Japan:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$—	12	(3)	(9)	$—
Selling, general and administrative	—	—	—	—	—
Research and development	—	—	—	—	—

Total	$—	12	(3)	(9)	$—

Related headcount	—	480	(100)	(380)	—

Exit and Other Costs	$—	12	—	(7)	$5

We recorded $12 million in employee separation benefits associated with the closure of the Sendai, Japan fabrication facility in the first nine months of 2011. The $9 million used reflects cash payments made to employees separated as part of this action in the first nine months of 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who were either temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $12 million of exit costs related to the termination of various supply contracts. In the first nine months of 2011, $7 million of these exit costs were paid.

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

Insurance Recoveries

In the first nine months of 2011, we recorded a $36 million benefit for insurance recoveries based on an agreement with our insurance carriers regarding the impact of the property damage to our Sendai, Japan facilities as a result of the March 11, 2011 earthquake.

Reorganization of Business Program

The following table displays a roll-forward from January 1, 2011 to September 30, 2011 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2011	Charges	Adjustments	Amounts Used	Accruals at September 30, 2011
Employee Separation Costs
Supply chain	$157	—	—	(21)	$136
Selling, general and administrative	12	—	—	(4)	8
Research and development	16	—	—	(2)	14

Total	$185	—	—	(27)	$158

Related headcount	1,420	—	—	(210)	1,210

Exit and Other Costs	$15	2	(3)	(7)	$7

The $27 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2011. While previously recorded severance accruals for employees at our Sendai, Japan facility are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in the first nine months of 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral, which were offset by a $3 million benefit related to the reversal of exit costs associated primarily with underutilized office space which was previously vacated. During the first nine months of 2011, $7 million of these exit costs were paid.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $763 million of cash and cash equivalents at September 28, 2012, $158 million is attributable to our U.S. subsidiaries and $605 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $268 million and $50 million in the first nine months of 2012 and 2011, respectively. This improvement in cash flow from operations is attributable to (i) proceeds from the sale and license of intellectual property, some of which has not yet been recognized, (ii) proceeds from the Sendai, Japan earthquake-related insurance recoveries and (iii) lower payments for incentive compensation. These items are partially offset by (i) payments associated with the closure of our Sendai, Japan and Toulouse, France fabrication facilities, including the cost of inventory builds to support end-of-life products produced at these facilities and (ii) costs associated with the completion of our IPO in the second quarter of 2011. Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales in 2011) increased to 57 days at September 28, 2012 from 55 days at December 31, 2011 and decreased from 59 days at September 30, 2011, reflecting the timing of payments on our payables. Our days sales outstanding decreased to 39 days at September 28, 2012 compared to 41 days at December 31, 2011 and 40 days at September 30, 2011. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales in 2011) decreased to 124 days at September 28, 2012 from 126 days at December 31, 2011 and increased from 116 days at September 30, 2011. The increase in days of inventory on hand from September 30, 2011 is due to inventory builds to support end-of-life products and the transfer of production from our Toulouse, France facility to our other fabrication facilities and outside foundry partners.

Investing Activities

Our net cash utilized for investing activities was $143 million and $72 million in the first nine months of 2012 and 2011, respectively. Our investing activities are driven primarily by (i) capital expenditures, which were $85 million and $105 million for the first nine months of 2012 and 2011, respectively, and represented 3% of net sales for both periods and (ii) payments for purchased licenses and other assets, which were $60 million and $47 million for the first nine months of 2012 and 2011, respectively. The increase in the cash utilized for investing activities from the first nine months of 2011 was predominately the result of the benefit in the prior year from the receipt of cash for the sale of our Tempe, Arizona facility (of which we are now leasing a portion) along with proceeds from insurance recoveries.

Financing Activities

Our net cash utilized for financing activities was $132 million and $289 million in the first nine months of 2012 and 2011, respectively. Cash flows related to financing activities in the first nine months of 2012 included (i) the repayment of $500 million of the Senior Subordinated Notes in connection with the Q1 2012 Debt Refinancing Transaction, along with call premiums of $25 million, (ii) the repayment of $100 million of 8.875% Unsecured Notes in connection the Q3 2012 Debt Redemption, along with call premiums of $2 million and (iii) $5 million in capital lease and scheduled principal payments. These payments were partially offset by the receipt of $481 million of proceeds from the issuance of the 2012 Term Loan, net of related amendment, consent and other fees totaling $14 million. Additionally, cash provided by financing activities included $19 million of proceeds from the exercise of stock options and the ESPP. (Refer to Note 6 “Share and Equity-Based Compensation”, for further information on ESPP.)

Cash flows related to financing activities in the first nine months of 2011 included the receipt of approximately $838 million in net cash proceeds upon completion of the IPO and the over-allotment exercise and $724 million in net cash proceeds in connection with the issuance of the 8.05% Unsecured Notes and other debt refinancing activities associated with the IPO Debt Redemption and the amendment to the Credit Facility. These cash inflows were offset by the utilization of (i) $937 million related primarily to payments for principal and call premiums in connection with the IPO Debt Redemption, (ii) the classification of $879 million related to principal and call premiums in connection with the Over-Allotment Debt Redemption and the Q3 2011 Refinancing Transaction and (iii) $35 million for open-market repurchases of senior unsecured notes and capital lease payments.

Third Quarter 2012 Debt Redemption

On August 13, 2012, Freescale Inc. delivered to the holders of its Senior Unsecured 8.875% Notes due 2014 (“8.875% Unsecured Notes”) notice that it would redeem $100 million aggregate principal amount of the notes at the redemption price of 102.219% of the outstanding aggregate principal amount being redeemed, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date was September 12, 2012, on which Freescale Inc. utilized $104 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes, and pay related call premiums of $2 million along with accrued interest of $2 million. In connection with the redemption, we recorded a charge of $3 million in the Condensed Consolidated Statement of Operations associated with the call premiums and write-off of unamortized debt issuance costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt, Net”, for further information on the debt transactions discussed in this note.)

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

IPO and Over-Allotment Debt Redemptions

In the second quarter of 2011, Freescale Ltd. contributed the net proceeds from the IPO to Freescale Inc. to prepay and redeem $887 million of outstanding debt in a transaction referred to as the “IPO Debt Redemption.” On June 1, 2011, we prepaid the $532 million remaining outstanding balance under the original revolving credit facility and issued 30-day notices of redemption announcing our intent to redeem portions of the senior unsecured 10.75% notes due 2020 (“10.75% Unsecured Notes”) and the senior unsecured 9.125%/9.875% PIK-election notes due 2014 (“PIK-Election Notes”). Upon the expiration of this 30-day period on July 1, 2011, we completed the IPO Debt Redemption by redeeming $262 million of the 10.75% Unsecured Notes and $93 million of the PIK-Election Notes, as well as paying related call premiums of $32 million and accrued interest of $13 million, with the initial IPO proceeds along with cash on hand.

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.”

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the 8.875% Unsecured Notes, and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, Freescale Inc. also issued 30-day notices of redemption announcing their intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with Credit Facility as well as the indentures governing the senior secured, senior unsecured, and senior subordinated notes. The 8.05% Unsecured Notes were recorded at fair value, which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as one of the “Q3 2011 Debt Refinancing Transactions.”

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

Credit Facility

At September 28, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2012 Term Loan and the Extended Term Loan at September 28, 2012 was 6.00% and 4.48%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) At September 28, 2012, the Replacement Revolver’s available capacity was $406 million, as reduced by $19 million of outstanding letters of credit.

2012 Term Loan

At September 28, 2012, $497 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial $500 million outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 28, 2012, the 2012 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $5 million discount, which is subject to accretion to par value over the term of the loan using the effective interest method.

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

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,774 million in senior secured, senior unsecured and senior subordinated notes (collectively, the “Senior Notes”) outstanding at September 28, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 (“Floating Rate Notes”), (iv) $198 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $264 million of Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (0.39% in effect on September 28, 2012) plus 3.875% per annum.

Hedging Transactions

Freescale Inc. has entered into interest rate swap agreements and has previously used interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management,” for further details of these interest rate swap and cap agreements.)

Covenant Compliance

Freescale Inc.’s Credit Facility and indentures governing the senior notes (the “Indentures”) contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.

As of September 28, 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of September 28, 2012, Freescale Inc.’s senior secured first lien leverage ratio was 4.33:1, the fixed charge coverage ratio was 1.94:1 and the consolidated secured debt ratio was 5.16:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of September 28, 2012, the remaining debt payments for 2012 are $1 million. Future obligated debt payments are $5 million in 2013, $260 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,726 million thereafter.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the Second Amended and Restated Credit Agreement and the indentures governing Freescale Inc.’s senior notes. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.’s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the indentures and met the total leverage ratio, but did not meet the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of September 28, 2012, Freescale Inc.’s senior secured first lien leverage ratio was 4.33:1, the fixed charge coverage ratio was 1.94:1 and the consolidated secured debt ratio was 5.16:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

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

(in millions)	Twelve Months Ended September 28, 2012
Net loss	$(73)
Interest expense, net	516
Income tax expense	50
Depreciation and amortization expense	339
Non-cash share-based compensation expense (a)	39
Fair value adjustment on interest rate and commodity derivatives (b)	17
Loss on extinguishment or modification of long-term debt, net (c)	31
Reorganization of business and other (d)	(103)
Cost savings (e)	83
Other terms (f)	23

Adjusted EBITDA	$922

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modifications of our long-term debt, net.
(d)	Reflects items related to our reorganization of business programs and other charges.
(e)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for debt service obligations, capital expenditures and working capital. In addition, we expect to spend approximately $130 million through the end of 2013 and approximately $15 million thereafter in connection with re-allocating research and development expenses, re-distributing sales resources and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of September 28, 2012 of $763 million and cash flows from operations will be sufficient to fund our debt service obligations, working capital needs, capital expenditures, severance and facility closure costs and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $406 million as of September 28, 2012, as reduced by $19 million of outstanding letters of credit.

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

At September 28, 2012, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $231 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized gain of $2 million at September 28, 2012. Forward contract (losses) gains of less than $(1) million and $2 million for the first nine months of 2012 and 2011, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 28, 2012
Euro	$118
Japanese Yen	$44
Malaysian Ringgit	$26
Singapore Dollar	$6
Israeli Shekel	$6
Taiwan Dollar	$(12)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $46 million as of September 28, 2012, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

At September 28, 2012, we had Malaysian Ringgit, Israeli Shekel and Chinese Renminbi forward contracts designated as cash flow hedges with an aggregate notional amount of $86 million, $8 million and $23 million, respectively, and with a fair value of a net unrealized gain (loss) of $2 million, less than $(1) million and less than $(1) million, respectively. These forward contracts have original maturities of less than 18 months and hedge future expected cash flows associated with cost of sales, selling, general, and administrative expense and research and development expense. Gains of less than $1 million and $2 million for the third quarter and first nine months of 2012, respectively, and $1 million for both the third quarter and first nine months of 2011 were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. Losses of $1 million for both the third quarter and first nine months of 2012, respectively, were recorded in research and development expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Israeli Shekel cash flow hedges.

Commodity Price Risk

In addition to our foreign exchange financial instruments at September 28, 2012, we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 21,750 ounces. The fair value of these gold swap contracts was a net unrealized gain of $2 million September 28, 2012. During the third quarter and first nine months of 2012, losses of $1 million and $3 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during the third quarter of 2011, losses $(4) million and during both the first nine months of 2012 and 2011, losses of $1 million were recorded in other expense, net in the accompanying condensed Consolidated Statements of Operations related to ineffectiveness on these gold swap contracts. A 10% increase in the price of gold would increase our cost of sales by $10 million annually, absent our outstanding gold swap contracts. If the hedged instruments were included in the sensitivity analysis, a 10% increase in the price of gold would increase our cost of sales by $6 million annually. A 10% increase in the price of gold would impact the net obligation under our gold swap contracts by $4 million. All of these contracts have original maturities of 15 months or less.

Interest Rate Risk

At September 28, 2012, we had total long-term debt of $6,486 million, including $2,769 million of variable interest rate debt based on either 1-month or 3-month LIBOR. As of September 28, 2012, we have effectively fixed our interest rate on $200 million of our variable rate debt through December 1, 2012, $100 million of our variable rate debt from December 1, 2012 through December 1, 2015, $200 million of our variable rate debt from December 1, 2012 through December 1, 2016 and an additional $500 million of our variable rate debt from December 1, 2013 through December 1, 2016 with the use of interest rate swap agreements. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $23 million per year.

The fair value of the aggregate principal amount of our long-term debt approximates $6,671 million at September 28, 2012, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements (excluding accrued interest) was a net obligation of $18 million at September 28, 2012. The fair value of these agreements was estimated based on the yield curve at September 28, 2012. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $93 million and impact the net obligation under our interest rate swap agreements by $28 million.

As of September 28, 2012, we have provided less than $1 million in collateral to one of our counterparties in connection with our foreign exchange hedging program.

Reference is made to Note 2, “Other Financial Data”, Note 3, “Fair Value Measurement” and Note 5, “Risk Management” elsewhere in this report as well as the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2011 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three and nine months ended September 28, 2012. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1:	Legal Proceedings.

Refer to Part I, Item 3: “Legal Proceedings” of our December 31, 2011 Annual Report on Form 10-K and our June 29, 2012 Quarterly Report on Form 10-Q for further information.

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

Changes to our management, organizational structure and strategic direction may cause uncertainty regarding our future operations, and may adversely impact employee hiring and retention, and our revenue, operating results, and financial condition.

In October 2012, we announced changes to our management and organizational structure along with our strategic direction. The implementation of these changes as well as our recent appointment of a new Chief Executive Officer and any potential additional changes to our management and organizational structure, may cause uncertainty regarding our future operations. These changes may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel; and

•	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results, and financial condition may be adversely impacted.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Mine Safety Disclosures.

Not applicable.

Item 5:	Other Information.

In connection with the appointment of Gregg Lowe as our president and chief executive officer, we began a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. As a result of this analysis, Freescale announced on October 25, 2012 that we are realigning our product groups as follows:

•

Microcontrollers will include our microcontrollers focusing on industrial, multi-market, metering, medical and connectivity and multimedia applications. This group will also be the primary platform driver for our overall microcontroller portfolio, creating products and platforms that will eventually be deployed to our Automotive MCU product group.

•

Digital Networking will include communication, and digital signal processors serving the networking and communications markets. We will focus on increasing our resources in both chip design and software resources for standard processors aimed at the networking and communications markets.

•

Automotive MCU will include our microcontrollers sold to the automotive market. Our focus will be to gain market share in automotive MCU, capture new growth opportunities in Asia and Japan and to expand our gross margin.

•

Analog and Sensors will include our automotive analog, mixed-signal analog and sensor products. Our focus in analog will change from being primarily automotive focused to be more balanced between automotive and mixed signal analog, with an emphasis on developing analog products that complement our microcontrollers. Our sensors portfolio will also change to focus on high growth and more profitable markets.

•	RF will include our RF power amplifiers. Our focus here will be to utilize an increased resourcing pool to drive into new markets and accelerate revenue growth.

Beginning in the fourth quarter of this year, we will begin reallocating our research and development investment to reflect our strategic focus on the product groups highlighted above. We anticipate maintaining overall research and development spending levels at the current rate of sales. We will also begin shifting sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, we expect to increase the number of accounts covered and expand our presence in distribution. Along with these changes, we will be combining all of our manufacturing operations under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Our manufacturing operations will include our fabrication facilities, assembly and test operations, planning, procurement, quality and technology organizations.

In connection with re-allocating research and development expenses and re-distributing sales resources, we anticipate cash charges of approximately $35 million to $40 million. The charges relate primarily to severance and we expect the timing of the cash payments to occur through the second quarter of 2014. We estimate annualized savings of $35 million to $40 million associated with these actions.

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

FREESCALE SEMICONDUCTOR, LTD.

Dated: October 29, 2012	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer