Form 10-K
period 2012-12-31
Freescale Semiconductor, Ltd.
filed 2013-02-11
CIK 1392522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant was approximately $517 million as of June 29, 2012 (based on the closing price as quoted on the New York Stock Exchange on that date). As of January 30, 2013, there were 250,736,676 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “2013 Proxy Statement”) for the 2013 Annual General Meeting of Shareholders to be filed on or before April 30, 2013.

PART I

Freescale Semiconductor Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires. Freescale, the Freescale logo, CodeWarrior, Coldfire, Coldfire+, Kinetis, Layerscape, PowerQUICC, QorIQ, Qorivva, StarCore, VortiQa and Xtrinsic are our trademarks and copyrights. Other names used in this Annual Report on Form 10-K are for informational purposes only and may be trademarks of their respective owners. We were incorporated in Bermuda on November 9, 2006.

Item 1:	Business

Overview

We are a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multi-core microprocessors (MPUs), digital signal controllers (DSCs), applications processors and digital signal processors (DSPs). These programmable devices, along with software, provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. In addition, we are expanding our customer base by more aggressively leveraging the unique breadth and depth of our product portfolio. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. We sell our products directly to original equipment manufacturers (“OEMs”), distributors, original design manufacturers and contract manufacturers. Our close customer relationships have been built upon years of collaborative product development.

Our products are used in some of the fastest growing applications within the industrial, networking, automotive and consumer markets. These applications include automotive safety, vehicle efficiency, next generation wireless infrastructure, cloud computing and data centers, smart energy, portable medical devices, consumer appliances and smart devices. We leverage our deep customer relationships, intellectual property portfolio, extensive suite of software and design tools and technical expertise to introduce innovative new products and solutions in the markets we are targeting. We believe our ability to leverage our intellectual property across product lines and target markets enables us to be early to market with our products.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions. Growing electronic content in automobiles, increasing network bandwidth, connected industrial and medical electronics, context-based sensing, the proliferation of smart devices and the increasing importance of power efficiency are the growth drivers of our business.

In connection with the appointment of Gregg Lowe as our president and chief executive officer (CEO), we performed a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. As a result of this analysis, during the fourth quarter of 2012 we realigned our product groups as follows:

•

Microcontrollers include our MCUs and application processors focusing on industrial, multi-market, connectivity, smart energy, healthcare and multimedia applications. This group will also be the primary driver for our overall microcontroller technology development, creating technology platforms that will eventually be deployed to our Automotive MCU product group.

•

Digital Networking includes a scalable portfolio of multi-core communication and DSP system-on-chip solutions serving the networking and communications markets. We are increasing our investment in software to effectively enable our highly integrated solutions in systems aimed at these markets.

•

Automotive MCUs includes our MCUs developed for the automotive market. Our focus is to capture new growth opportunities in Asia and Japan and to gain overall market share in automotive MCUs. We plan to accomplish this by building on our latest developments for powertrain, advanced safety and vehicle networking applications while leveraging existing and new applications.

•

Analog and Sensors includes our automotive analog, mixed-signal analog and sensor products. Our focus in analog is to capture new markets and target investments in automotive and mixed signal analog. We are developing analog products that complement our MCUs and various products sold into the consumer market. Our sensors portfolio is focused on high growth markets, including industrial and consumer, while continuing to develop applications for the automotive market.

•	RF includes our RF power amplifiers. Our focus is to utilize increased research and development spending to drive into new markets and accelerate revenue growth.

In connection with this realignment, we began reallocating our research and development investment to reflect our strategic focus on the product groups highlighted above. We anticipate overall research and development spending levels at a target rate of 17% of sales over the long-term. We also began shifting sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, we expect to increase the number of accounts covered and expand our presence in distribution. Along with these changes, we have combined all of our manufacturing operations under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Our manufacturing operations include our fabrication facilities, assembly and test operations, planning, procurement, quality and technology organizations.

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

Increasing Proliferation of Embedded Processing Solutions

Embedded processors are stand-alone semiconductors that perform dedicated or embedded computing functions in electronic systems. They provide the core functionality within electronic systems adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. These products can be programmed to address specific requirements of electronic systems in a wide variety of applications and products. Embedded processing solutions combine an embedded processor, most commonly a MCU, a MPU, a DSC or a DSP, with software and various sensors, interfaces, analog, power management, RF and networking capabilities.

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

	Industrial	Networking	Automotive	Consumer
Key Applications	Building & factory automation Portable medical devices Smart grid & smart energy meters Consumer appliances & home energy control	Cloud computing & data centers Wired & wireless infrastructure (basestations) Wireless small cell basestations Networked printing, imaging & gateways Servers & security	Automotive safety & chassis Powertrain & engine management Body & security Automotive infotainment systems Vehicle networking & information Radar and vision systems	Smart devices Electronic gaming eReaders Phone & game sensors

Growth Drivers	Power efficiency Machine to machine (M2M) communications	Proliferation of smart devices, mobile data Increasing demand for bandwith, cloud computing Digital content creation, distribution and consumption	Increasing unit sales of automobiles worldwide Increasing semiconductor content per vehicle Government requirements & consumer demands for increased safety, comfort and efficiency	Digital content creation, distribution and consumption Proliferation of smart mobile devices Gaming

Industrial Market

The industrial market is comprised of a wide variety of diverse submarkets such as smart energy and smart meters, white goods, M2M connectivity, portable medical devices, and home and building automation. The demand for energy conservation, including the increased adoption of electronic utility metering, also commonly known as smart meters, drives increased semiconductor demand. These smart meters incorporate semiconductors to enable precision metrology and connectivity with the power grid and home networks. In the white goods market, consumer appliances require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through touch controls. The use of M2M connectivity in commercial and industrial environments also is increasing. This technology allows a device, such as a sensor or a meter, to capture an event, such as a temperature reading or inventory level, and turn it into meaningful information (for example, by communicating that an item needs restocking). The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies, and the need for portability in emerging markets, creating demand for precision analog, connectivity and ultra low-power components.

Networking Market

Growth in the networking market is driven by strong consumer demand for digital content, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce that requires constant connectivity to real-time data. Wireless, enterprise and Internet traffic is increasing due to trends including greater adoption of mobile Internet services and smart devices, cloud computing, Internet Protocol television and online gaming. Media-rich applications for both consumers and enterprises, like video sharing sites, social networks, HD movie downloads and video conferencing are among the major drivers of growth. Internet delivery of video to TVs and mobile devices followed by cost-effective, HD interactive video communications is expected to continue fueling the growth of video traffic over the Internet.

Service providers, enterprises and consumers are demanding wireless infrastructure, networking and electronic equipment that can address the significant market opportunities created by these applications. As a result, demand continues to grow on providers of wireless infrastructure, networking and storage equipment to introduce new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. For example, in the wireless infrastructure market, equipment manufacturers are currently supplying carriers with wireless infrastructure equipment based on long term evolution, or LTE, a specification being marketed as “4G” that provides downlink peak rates of at least 100 Mbps and uplink peak rates of at least 50 Mbps. This compares to currently prevailing 3G networks which have typical downlink peak rates of 2 Mbps and uplink peak rates of approximately 200 kbps. These transitions highlight the need for networking semiconductor providers to deliver higher performance, high signal bandwidth, low-power multi-core solutions along with enabling software, tools and reference designs to accommodate the increase in data traffic over networks.

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

Semiconductor content per vehicle continues to increase because of government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes and consumer demand for greater fuel efficiency and new comfort and multimedia applications. Automotive safety features are evolving from passive safety to integrated active and passive safety systems, with regulatory actions in North America, Europe, China and Korea driving increases in applications such as tire pressure monitoring, electronic stability control, occupant detection and advanced driver assistance systems. We expect this evolution to continue. Semiconductor content is also increasing in engine management and fuel economy applications, occupant comfort and convenience systems and user interface applications. In addition, the use of networking in automotive applications continues to increase as various sub-systems communicate within the automobile and with devices and networks external to the automobile.

Consumer Market

Growth in the consumer market is driven by the demand for an assortment of rich media content that is consumed on a variety of smart devices such as smart phones and tablets. In addition, the application of sensors in consumer devices such as mobile phones and other smart devices has expanded due to the demand for display rotation and touch screen interfaces. To address and further stimulate consumer demand, electronics manufacturers have continued advances in the performance, cost, quality, and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors and sensors.

Our Competitive Strengths

We possess a number of competitive strengths that we believe allow us to capitalize on growth opportunities in the semiconductor industry including the following:

A worldwide leader in embedded processing. We have one of the most comprehensive and technologically advanced embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors, including specifically within communications processors, automotive MCUs, RF power devices for cellular and mobile wireless infrastructure and eReader applications processors. We have the ability to offer a full suite of embedded processors that leverage a mixture of proprietary and open processor architectures including ARM and Power Architecture® technology. We believe that our scale and breadth of products allow us to better serve our customers.

Strong system level technology and applications expertise. We have deep system-level applications expertise as a result of our long standing customer relationships. Our design tools, reference designs and software and platform solutions allow our customers to efficiently adopt and integrate our products. We believe our unique system-level technology and applications expertise enhance our ability to anticipate industry trends and customer needs. This knowledge enables us to collaborate with our customers during their product development process, allowing us to be early to market with new, innovative products.

Strong intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. We believe that our $742 million research and development investment in 2012, which represented 19% of our net sales for the year, positions us to continue to grow our business over the long-term. We have a research and development staff of approximately 5,500 employees focusing on embedded processing and system-level solutions engineering. We have an extensive intellectual property portfolio that includes over 6,000 patent families covering key technologies used in products within our target markets. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.

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

Efficient operating model with lean manufacturing base. Our variable and low-cost operating model enabled by our lean manufacturing base allows us to operate with greater flexibility and at reduced cost. We maintain our internal manufacturing capacity to produce the majority of our products that require our differentiated and specialty process technologies and exclusively utilize third party foundry partners for process nodes below 90-nanometers. This enables us to maximize our responsiveness to customer demand and to reduce our investments in manufacturing capacity and process technology.

Executive management team with extensive industry experience. Our president and CEO, Gregg Lowe, was hired in 2012 to refocus the company’s goals towards growing revenue to gain market share and increasing our gross margins to improve profitability. Mr. Lowe has assembled a highly experienced executive management team with deep industry knowledge and an average of more than 20 years experience in high technology industries.

Our Strategy

We work to capitalize on the proliferation of embedded processing and to leverage our leading embedded processor technology and solutions in each of the markets we are targeting. We believe our scale, broad technology portfolio, focused research and development investment, differentiated products and close customer relationships position us to grow at rates in excess of those of our target markets. The key elements of this strategy are to:

Focus research and development on multiple high-growth applications. We focus our research and development activities on some of the fastest growing applications in our target markets such as automotive safety, vehicle efficiency, next generation wireless infrastructure, smart energy, portable medical devices, cloud computing and data centers, consumer appliances and smart devices. We intend to continue to invest in developing innovative embedded processing products and solutions to pursue attractive opportunities in our current markets and in new markets where our solutions improve time to market and reduce development costs for our customers.

Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in underpenetrated end markets and geographies. We believe that our distribution partners provide us access to a significant number of potential customers. We provide training to our distribution partners’ field application and sales engineers to provide coverage and support for our products to those distribution partners. We have created additional incentive programs and are making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis line of MCUs, which incorporate the ARM Cortex®-M0+ and M4 architectures, and our Xtrinsic line of intelligent sensors. Distribution sales were approximately 23% of our total net sales for each of the three years ended December 31, 2012, 2011 and 2010.

Leverage our presence in Asia to drive growth. We believe that we are well positioned to significantly grow in Asian markets given our history in China (over 35 years) and India (over 15 years). Additionally and in association with the change in the Company’s strategic direction, during the fourth quarter of 2012, we are shifting sales resources to align with industry growth in select Asian markets. We intend to increase resources in multiple markets, including China, Taiwan, Korea and Japan, to drive growth in our business. We believe this focus will increase the number of accounts covered in this region.

Deliver first-to-market highly differentiated products and solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of products and solutions in these markets. For example, we were early to market with the following products: our 32-bit Kinetis MCU products that offer exceptional low-power performance and mixed signal and memory scalability; our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, which offer advantages in processing speed and power consumption in the networking market; and our Layerscape architecture, the industry’s first software-aware, core-agnostic networking multi-core architecture, which delivers greater efficiency and scale, and leverages our communications processors based on Power Architecture and ARM Instruction Set Architectures (ISA). We intend to continue to leverage our research and development including our software capabilities to deliver early to market products and solutions.

Improve gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yield and test time reductions, manufacturing footprint reduction, greater pricing efficiency and portfolio mix enhancement. Our efforts include the closure of our 150 millimeter facilities, which has and continues to result in significant fixed cost reductions and should improve utilization when production volumes increase in our 200 millimeter wafer fabrication facilities. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue to efficiently manage our capital expenditures. We believe we are well positioned to achieve improvements in margins and cash flow as we execute on our other margin initiatives.

Products and Applications

Our key products are embedded processors, which include MCUs, single- and multi-core MPUs, DSCs, applications processors and DSPs. We also offer customers a broad portfolio of differentiated semiconductor products that complement our embedded processors, including RF, power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and open architecture software to offer highly integrated solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have approximately 800 software engineers who work in conjunction with our partners to develop robust design ecosystems for our solutions. The implementation of these solutions can take various forms including devices which encompass a high level of integration within a single piece of silicon, the combination of several semiconductor devices into a single package or the highly integrated combination of multiple semiconductor devices and software into a subsystem.

During 2012 and in connection with the detailed review of our strategic direction under our new CEO, we aligned our product revenues into five focused product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog and Sensors, and RF. We have realigned our product groups to streamline the speed of our decision making, increase clarity of roles and drive more authority into lower levels of the organization, allowing us to focus on products and technologies which will grow market share and increase profitability.

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

Our MCU product portfolio ranges from ultra low power, low end 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. We have migrated much of our portfolio to our new 90-nanometer process technologies. Our Qorivva product line, based on Power Architecture technology, is one of the industry’s most powerful MCU developed utilizing 55-nanometer process technology. Our portfolio is highly scalable, and coupled with our extensive software tools such as CodeWarrior, MQX and Processor Expert, enables our customers to more easily design in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities. We have integrated touch sensing software in our 8-bit S08 MCUs and our 32-bit ColdFire and Kinetis MCUs, minimizing system complexity for customers who need to add touch sensing to their system user interfaces. We have also introduced optimized 32-bit Power Architecture-based products for the automotive market and 32-bit Kinetis and Vybrid products for the industrial market and many multi-media applications. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex-M0+ and M4 processors for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of ARM Cortex-M0+ and M4 MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, mixed signal and memory scalability. Similar to our Kinetis line, our 16-bit DSCs are primarily used in the consumer appliance market where they manage motor control and enable quieter and more energy efficient consumer appliances. For the automotive market, we have recently introduced our highly integrated, mixed signal MagniV product line, enabling further system level integration for a wide range of applications, such as window lifts, wipers, instrument clusters and fuel pumps.

Wireless Connectivity

Our wireless connectivity products provide low power wireless communications functionality for the industrial and consumer markets, focused on devices and applications that utilize a low data rate and require long battery life and secure networking. Our wireless products utilize and support multiple standards and frequencies, including the IEEE standard 802.15.4, which is also the basis for the Zigbee® wireless specification and sub-1 GHz solutions. We offer or integrate this technology in our solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls and home automation.

Communications Processors

Communications processors are programmable semiconductors that perform tasks related to control and management of digital data, as well as network interfaces. They are designed to handle tasks related to data transmission between nodes within a network, the manipulation of that data upon arrival at its destination and protocol conversion. Our product portfolio includes 32-bit and 64-bit offerings ranging from a single core to

28- and 45-nanometer multi-core QorIQ communications processors. For over 25 years, our communication processors based on the Power Architecture technology have powered communication networks around the world. Our PowerQUICC communications processors are used throughout the wired and wireless infrastructure today. Our multi-core QorIQ platforms use one or more high-performance 32- or 64-bit cores integrated with specific network accelerators, and support a wide range of embedded networking equipment, industrial and general-purpose computing applications. Our Layerscape architecture is the industry’s first software-aware and core-agnostic networking multi-core architecture, delivering greater efficiency and scale. This flexible architecture emphasizes software capabilities and programmability, leveraging communications processors from both the QorIQ family and products based on ARM ISA.

A key component to our solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. Our historical software acquisitions have provided the foundation for the VortiQa software suite. We continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. An example of this type of investment is the strategic alliances we have formed with embedded software partners ENEA Systems, Green Hills Software and Mentor Graphics. These strategic alliances are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multi-core processors and the tools required to assimilate them into their end products.

Radio Frequency Devices

Our products provide the RF power needed to transmit communications signal over wireless networks, from 2G to 4G to land mobile. Our RF devices target the wireless communications market and provide solutions for all of the major frequency bands and modulation formats, such as GSM, EDGE, CDMA, HD broadcast, W-CDMA, TD-SCDMA and LTE. We also offer RF products that serve as a source of RF power in markets such as avionics, military, microwave ovens, scientific and medical. Applications for our RF infrastructure products include general purpose amplifiers, low noise amplifiers, linear amplifiers, attenuators, basestation IC drivers and RF high-power transistors. We have consistently provided market leadership in a broad range of RF products.

Digital Signal Processors

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

Digital Signal Controllers

DSCs are a hybrid that combines the functionality of MCUs and the processing power of DSPs, often with an added set of peripherals. Our DSC families offer optimized solutions for digital power conversion, motor control and many other applications across consumer, industrial and healthcare markets requiring high speed and high resolution capability.

Applications Processors

Applications processors consist of a computing core with embedded memory and special purpose hardware and software for multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive driver information and infotainment systems and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors is designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. We recently introduced our i.MX 6 family of applications processors. The series integrates one, two or four ARM Cortex®-A9 cores running up to 1.2 GHz and includes five devices: the single-core i.MX 6Solo and i.MX 6SoloLite, dual-core i.MX 6Dual and i.MX 6DualLite, and quad-core i.MX 6Quad processors. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single-, dual- and quad-core implementations. Software support includes Linux and Android implementations.

Analog and Mixed-Signal Products

Our analog and mixed-signal products perform various functions, including driving actuators (such as in motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for electronic systems. These advanced analog and mixed-signal devices perform audio processing, backlight management / control, power management and charging functions. The product portfolio includes an array of system-on-a-chip (SoC) solutions that allow the integration of significant amounts of digital processing logic in conjunction with sophisticated analog functionality. An example of how our analog and mixed-signal semiconductors play a critical role in key applications is the highly efficient and safe battery management for hybrid and all-electric vehicles. Our 77GHz radar products enable the convergence of active and passive safety systems in automobiles. These products are sold into all of our markets, frequently as part of our solutions, as well as specialized components.

Sensors

Sensors serve as a primary interface between an embedded system and the external environment. We provide several categories of semiconductor-based sensors: pressure, inertial, magnetic, proximity and gyroscopic sensors. Our Xtrinsic smart sensor platform introduced in 2010 combines an inertial sensor, embedded processor with connectivity and power management along with a reference software toolset for ease of design-in, that allows contextual based processing and decision intelligence. These products provide orientation detection, gesture recognition, tilt to scroll functionality and position detection in mobile devices and gaming applications. Within automotive, our inertial sensors enable vehicle stability control and our pressure sensors are well-positioned for continued growth in tire pressure monitoring.

Principal Products	Key Applications

•    MCUs (Qorivva, ColdFire+, Kinetis and MagniV 8-, 16- and 32-bit MCUs built on Power, ColdFire and ARM architectures)

•    Wireless connectivity (IEEE 802.15.4 / Zigbee low power, sub-1 GHz wireless)

•    Communications processors (QorIQ, PowerQUICC single and multi-core 32- and 64-bit processors built on the Power Architecture; Layerscape architecture platform for Power and ARM-based processors)

•    RF Devices (power transistors, amplifiers, receivers, tuners)

•    DSPs (baseband processors built on the StarCore architecture)

•    Applications processors (i.MX and Vybrid 32-bit single and multi-core processors built on the ARM architecture)

•    Analog and mixed-signal products (power management devices, system-based chips, battery & motor control devices, CAN/LIN network transceivers, radar and signal conditioners)

•    Sensors (inertial, pressure, proximity, touch, magnetic, gyro)

•    powertrain & engine management

•    body & security

•    chassis & safety

•    radar, vision systems, advanced driver assistance

•    driver information and infotainment systems

•    factory automation & drives

•    building control & HVAC

•    smart metering & smart grid

•    medical, health & fitness

•    M2M communications

•    consumer appliances & home energy management

•    transportation & aerospace

•    general embedded industrial & consumer

•    smart devices

•    electronic gaming

•    wireless infrastructure (basestations)

•    small business

•    enterprise network & security

•    wireless small cell basestations

•    networked printing & imaging

•    cloud computing & data centers

Sales and Marketing

We sell our products directly to OEMs, distributors, original design manufacturers and contract manufacturers. Our global direct sales force is predominantly organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. As of December 31, 2012, we had 46 sales offices located in 20 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Our distribution sales network provides an opportunity for us to offer our products and services to a wider array of customers. Distribution sales were approximately 23% of our total net sales for each of the three years ended December 31, 2012, 2011 and 2010. In association with the change in the company’s strategic direction during the fourth quarter of 2012, we are shifting sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, the company expects to increase the number of accounts covered and expand its presence in distribution.

For each of the last three years, greater than 80% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 45%, 24%, 25% and 6%, respectively, of our net sales in 2012.

Continental Automotive represented 15%, 13% and 12% of our total net sales in 2012, 2011 and 2010, respectively.

Research and Development

Our research and development activities are comprised of both product and technology development. Our technology development programs, including SoC design and packaging and process technology, support our product design engineering efforts. With regard to the design function, development of our key intellectual property, combined with third party intellectual property, form the basic building blocks that are integrated together in the form of a SoC which defines our product attributes. Package technology development is focused on meeting performance requirements in the extreme environmental conditions of the automotive market and achieving the high performance requirements of the networking market and the high power requirements of the RF market. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), smart power, RF and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products. Our research and development locations include facilities in Brazil, Canada, China, Czech Republic, France, Germany, India, Israel, Malaysia, Mexico, Romania, Russia, United Kingdom and the United States.

Research and development expense was $742 million, $797 million and $782 million for the years ended December 31, 2012, 2011 and 2010, respectively. Moving forward, the company is reallocating its research and development investment to reflect its strategic focus on the five focused product groups.

Manufacturing

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. We also utilize a balance of internal capabilities and contract manufacturing services for standard complementary metal oxide semiconductor (CMOS) processes and high-volume products. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies below 90-nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and enhance cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer sizes and scale down to 45-nanometer and 28-nanometer technologies.

Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2012, approximately 31% of our front-end manufacturing was outsourced to wafer foundries and approximately 37% of our back-end manufacturing was outsourced to assembly and test subcontractors. Both of these percentages may change as our business and our product mix changes. We continually evaluate our manufacturing model in order to improve our supply competitiveness, gross margin and cash flows.

We own and operate five manufacturing facilities, of which three are wafer fabrication facilities and two are assembly and test facilities. These facilities are certified to the ISO/TS 16949:2009 international quality standards. This technical specification aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry. These operations also are certified to ISO 9001:2000. Our ISO 14001 management systems are designed to meet and exceed regulatory requirements. We have ISO 14001 certified manufacturing operations in the United States, China and Malaysia. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

Oak Hill, Austin, Texas	Power management devices Sensors RF laterally diffused metal oxide semiconductor (LDMOS) devices RF transceivers / amplifiers	200 millimeter wafers CMOS, Bipolar CMOS (BiCMOS), Sensors, LDMOS Power CMOS, HDTMOS 0.25 micron

Chandler, Arizona	MCUs Power management devices	200 millimeter wafers CMOS, Embedded NVM, Power CMOS 0.25 micron 0.50 micron

ATMC, Austin, Texas	MPUs MCUs Power management devices	200 millimeter wafers Advanced CMOS, SoC Embedded NVM, Power CMOS 90-nanometer 0.18 micron

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	MPUs MCUs Power management devices Analog and mixed-signal devices RF devices Sensors

Tianjin, China	MPUs MCUs Power management devices Analog and mixed-signal devices Baseband processors

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

Our technology approach is to leverage multi-functional technical capabilities and innovation to create unique and differentiated products meeting customer requirements for systems and solutions. For our digital products such as DSPs, MPUs, DSCs and MCUs, we use both industry-standard processes and standard processes enhanced by us and our partners. To develop sensors, analog power and RF devices, we use specialized, differentiated internal processes.

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

The majority of the markets in which we compete are mature and include established competitors with substantial experience. Although product life cycles and the degree of complexity varies by end market, our primary competitors generally offer products that have similar breadth, depth and design complexity. Our competitors include Infineon Technologies AG, Intel Corporation, Renesas Electronics Corporation, STMicroelectronics, Microchip Technology Incorporated, Atmel Corporation, Analog Devices Incorporated, Cavium Networks, Inc., Broadcom Corporation, LSI Corporation, NXP Semiconductors N.V. and Texas Instruments Incorporated.

Backlog

Our backlog was $847 million at December 31, 2012 compared to $844 million at December 31, 2011. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only orders expected to be fulfilled during the next 13 weeks are reported. An order is removed from backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment and delivery schedules under outstanding purchase orders are frequently revised in response to changes in customer needs without significant penalty. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date is not the sole indicator of future results.

Intellectual Property

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenues. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. On a selective basis we may also sell or enter into other business arrangements with third parties relative to individual patents or portfolios of patents. We have a broad portfolio of over 6,000 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. When and if issued, patents are typically valid for 20 years from the date of filing the application. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released on April 2012, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress, protection and enforcement of intellectual property rights in China remain a significant challenge, and in India, the report noted a weak legal framework and enforcement system for intellectual property rights. With respect to Malaysia, the report indicated that while certain concerns remain, Malaysia was removed from the Watch List due to improved intellectual property rights protection and enforcement. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

We generate revenue from licensing or selling our patents and certain technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through appropriate legal means to the extent that we determine the potential benefits of such actions outweigh any costs involved.

Environmental Matters

For a discussion of the material effects of compliance with environmental laws, please see the “Environmental Matters” discussion in “Item 3: Legal Proceedings.”

Employees

As of December 31, 2012, we employed approximately 16,500 full-time employees. Our U.S. employees are not represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://investors.freescale.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.

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

We have high interest expense and have recorded high amortization expense, and as a result, we have historically incurred net and operating losses. We may not succeed in achieving or maintaining profitability on an annual basis and could continue to incur quarterly or annual losses in future periods. In addition, we expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased net sales to achieve or maintain profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 39%, 43% and 44% of our net sales in 2012, 2011 and 2010, respectively. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. Other than Continental Automotive, no other end customer represented more than 10% of our total net sales in any of the last three years. Continental Automotive represented 15%, 13% and 12% of our total net sales in 2012, 2011 and 2010, respectively.

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

Our primary focus is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any sales despite incurring significant design and development expenditures. Because of the rapid rate of technological change, the loss of a design win could result in our failure to offer a generation of a product. In addition, the failure to offer a generation of a product to a particular customer could prevent access to that customer for several years. These risks are particularly pronounced in the automotive market, where there are longer design cycles. Our failure to win a sufficient number of designs could result in lost sales and negatively impact our competitive position in future selection processes because we may not be perceived as being a technology or industry leader, each of which could have a material negative impact on our business, financial condition and results of operations.

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

We are highly leveraged. As of December 31, 2012, the aggregate outstanding principal amount of our consolidated indebtedness (all of which has been incurred by our indirect subsidiary, Freescale Semiconductor, Inc., a Delaware corporation (“Freescale Inc.”), was approximately $6,385 million, and our subsidiaries also have an additional $408 million available for borrowing under a revolving credit facility after taking into account $17 million in outstanding letters of credit. The Company is a guarantor of all of this debt. Freescale Inc. has not defaulted under any of this indebtedness. Since the acquisition by a consortium of private equity funds, referred to as our “Sponsors” in 2006 and as a result of numerous refinancing transactions, our indebtedness consists of the senior credit facilities and the senior, senior unsecured and senior subordinated notes. Freescale Inc. has not defaulted under any of this indebtedness.

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

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.

At December 31, 2012, our indebtedness (all of which has been incurred by Freescale Inc. and guaranteed by us), included (i) the revolving credit facility with a committed capacity of $425 million and no amounts outstanding thereunder (without giving effect to $17 million in outstanding letters of credit), which will be available through July 1, 2016; (ii) $2,215 million outstanding under a term loan due December 1, 2016; (iii) $496 million outstanding under a term loan due February 28, 2019; (iv) $155 million aggregate principal amount outstanding under senior unsecured notes due 2014; (v) $264 million aggregate principal amount outstanding under senior subordinated notes due 2016; (vi) $2,043 million aggregate principal amount outstanding under senior secured notes due 2018; and (vii) $1,212 million aggregate principal amount outstanding under senior unsecured notes due 2020.

Despite our high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, $408 million is available for borrowing under the revolving credit facility after taking into account $17 million in outstanding letters of credit.

If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation. In addition, we are unable to engage in specified activities if we fail to meet specified ratios under our debt agreements.

Our cash interest expense for the years ended December 31, 2012, 2011 and 2010 was $500 million, $554 million and $537 million, respectively. This does not include interest paid on previously outstanding bonds using a “payment-in-kind” feature that permitted us to issue additional debt to pay the accrued interest in lieu of cash interest payments. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable and, in the case of our secured debt, foreclose against the assets securing the debt, and we could be forced into bankruptcy or liquidation.

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

Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under our debt agreements, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.5:1, the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of December 31, 2012, Freescale Inc.’s total leverage ratio was 6.81:1, senior secured first lien leverage ratio was 4.82:1, the fixed charge coverage ratio was 1.79:1 and the consolidated secured debt ratio was 5.67:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

Increases in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates could adversely affect our financial condition. LIBOR (the interest rate index on which our variable rate debt is based) fluctuates on a regular basis. At December 31, 2012, we had approximately $2,768 million aggregate principal amount of variable interest rate indebtedness under the senior unsecured floating rate notes and the senior credit facilities, $496 million of which is subject to a LIBOR floor. Any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. Based on our variable interest rate debt outstanding at December 31, 2012, a 100 basis point increase in LIBOR rates would increase our annual interest expense by approximately $23 million absent the benefit from any hedging arrangements. As a protection against rising interest rates, we have entered and may in the future enter into agreements such as interest rate swap and cap contracts with respect to a portion of our variable rate indebtedness. However, the other parties to the agreements may fail to perform; the terms may be unfavorable to us depending on rate movements; and, such agreements may not completely protect us from increased interest expense.

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

We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 31% of our wafer fabrication and approximately 37% of our assembly, packaging and testing in 2012 to third-party contract manufacturers. If production or manufacturing capacity is delayed, reduced or eliminated at one or more of these facilities, manufacturing could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

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

We sell our products throughout the world. For each of the last three years, greater than 80% of our products were sold into countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. On a selective basis we may also sell or enter into other business arrangements with third parties relative to individual patents or portfolios of patents. We have a broad portfolio of over 6,000 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may result from our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

We may not be successful in protecting our intellectual property rights or developing or licensing new intellectual property, which may harm our ability to compete and may have a material negative impact on our results of operations.

We generate revenue from licensing or selling our patents and manufacturing technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute license agreements with us or prohibit their use of our intellectual property. Some of these proceedings did, and future proceedings may, require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In connection with our intellectual property:

•	the steps we take to prevent misappropriation or infringement of our intellectual property may not be successful;

•	our existing or future patents may be challenged, limited, invalidated or circumvented; and

•	the measures described above may not provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, enforcement of patents and other intellectual property rights may be unavailable or limited in scope. The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released on April 2012, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress, protection and enforcement of intellectual property rights in China remain a significant challenge, and in India, the report noted a weak legal framework and enforcement system for intellectual property rights. With respect to Malaysia, the report indicated that while certain concerns remain, Malaysia was removed from the Watch List due to improved intellectual property rights protection and enforcement. No other countries in which we have material operations are named in this report, and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

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

Changes to our management, organizational structure and strategic direction may cause uncertainty regarding our future operations, and may adversely impact employee hiring and retention, and our business, financial condition or results of operations.

In October 2012, we announced changes to our management and organizational structure along with our strategic direction. The implementation of these changes as well as our recent appointment of a new CEO and any potential additional changes to our management and organizational structure, may cause uncertainty regarding our future operations. These changes may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel; and

•	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our business, financial condition and results of operations may be adversely impacted.

The failure to complete our transformation programs and the impact of activities taken under the programs could adversely affect our business.

During 2012, following the appointment of Gregg Lowe as president and CEO, the company completed a detailed review of its strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. As a result of this review, we executed a new reorganization of business program to re-allocate research and development expenses, re-distribute sales resources and add new management to the company. The redirection of research and development resources may have a more immediate impact on our net sales if changes to our strategic business plan cause speculation and uncertainty among customers regarding our future business strategy and direction. There may be unforeseeable and unintended factors or consequences that could adversely impact our business related to this transformation program.

We have recorded significant charges for reorganization of business activities in the past and may do so again in the future, which could have a material negative impact on our business.

In the past, we recorded significant cash costs for restructuring and non-cash asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure. In 2012, we recorded cash and non-cash charges of $52 million in connection with reallocating research and development resources and realigning sales resources. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur cash costs for employee termination and exit costs and non-cash asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

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

We depend on our senior executive officers and other key personnel to run our business and on technical experts to develop new products and technologies. Turnover in these positions could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research and development activities successfully and develop marketable products.

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

In addition, we are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn adversely affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations or in our business performance could affect our ability to realize those deferred tax assets, which could also adversely affect our business, financial condition and results of operations.

We currently operate under tax holidays and favorable tax incentives in certain foreign jurisdictions. Such tax holidays and incentives often require us to meet specified employment and investment criteria in such jurisdictions. We cannot ensure that we will continue to meet such criteria or enjoy such tax holidays and incentives, or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations may be materially and negatively impacted.

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

We rely on internal manufacturing capacity, wafer fabrication foundries, logistics providers and other suppliers and sub-contractors in geologically unstable locations around the world. If coastal flooding, a large earthquake, volcanic eruption or other natural disaster were to directly damage, destroy or disrupt one of our manufacturing facilities, or those of our providers, subcontractors or third-party wafer fabrication foundries, it could disrupt our operations, cause temporary loss of capacity, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business, financial condition and results of operations. We may also be forced to move production to another manufacturing facility, which could result in additional production delays and unanticipated costs due to product requalification requirements, required modifications to the new facility to support production or other production challenges resulting from the transition. In addition, a large natural disaster may result in disruptions in our supply chains, including the availability and cost of key raw materials, utilities and equipment and other key services, which could negatively impact our business. Even if we are not directly impacted, such disruptions to our customers could result in decreased demand for our products, which could negatively impact our net sales and margins. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or any disruption in the operations of our logistic providers as a result of fire, natural disaster, unavailability of utilities or otherwise, could have a material negative effect on our business, financial condition and results of operations. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, including Japan and Taiwan.

For example, our wafer fabrication facility in Sendai, Japan was seriously damaged on March 11, 2011, by a 9.0-magnitude earthquake which struck off the coast of Japan near that city. As a result of the significant damage and our previously announced plans to close the facility at the end of 2011, we decided not to reopen the facility following the earthquake. During 2011 and 2012, we incurred asset impairment, inventory charges, employee termination benefits, contract termination and other on-going closure costs associated with earlier than expected closure of our Sendai, Japan facilities.

Our Sponsors control us and may act in a manner that advances their best interests and not necessarily those of other shareholders.

Our Sponsors, who control Freescale LP, own approximately 79% of our outstanding common shares. In addition, each of our four Sponsors has the contractual right to select two individuals to serve on our Board of Directors (the “Board”). As a result, our Sponsors control our Board and will be able to influence or control all matters requiring approval by our shareholders, including:

•	the election of directors;

•	mergers, amalgamations, consolidations, takeovers or other business combinations involving us;

•	the sale of all or substantially all of our assets and other decisions affecting our capital structure;

•	the amendment of our memorandum of association and our bye-laws; and

•	our winding up and dissolution.

In addition, pursuant to the shareholders agreement entered upon the completion of our Initial Public Offering (IPO), for so long as Freescale LP and our Sponsors collectively own, in the aggregate, at least 50% of our outstanding common shares, certain actions by us or our subsidiaries will require the approval of at least a majority of our Sponsors acting through their respective director designees in addition to any other vote by our Board or shareholders. The actions requiring Sponsor approval include change of control transactions, the acquisition or sale of any asset in excess of $150 million, the incurrence of indebtedness in excess of $250 million, making any loan, advance or capital contribution in excess of $150 million, equity issuances in excess of $25 million, the approval and registration of equity securities in connection with a public offering, changes in the nature of our or our subsidiaries’ business, changes to our jurisdiction of incorporation, hiring or removing the CEO, the commencement or settlement of any litigation over $50 million and changing the number of directors on the Board.

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

Our Sponsors continue to control a majority of the voting power of our outstanding common shares through their ownership of Freescale LP. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that the listed company have a nomination and corporate governance committee that is composed entirely of independent directors;

•	the requirement that the listed company have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nomination and corporate governance and compensation committees.

As a controlled company, these exemptions are available to us. We do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not required to conduct annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

We are a Bermuda exempted company. The significance of our being a Bermuda entity is that the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. In addition, one of our directors is not a resident of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on such director or any future non-resident directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. federal securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or any non-resident directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our non-resident directors or officers under the securities laws of other jurisdictions. We have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that there is no treaty in effect between the United States and Bermuda providing for enforcement of judgments of U.S. courts and that there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.

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

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board. These include, among others:

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

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2012 we owned 11 facilities and leased 64 facilities. Our total square footage consists of approximately nine million square feet, of which approximately 6.3 million square feet is owned and approximately 2.7 million square feet is leased. Our remaining lease terms range from one to eight years.

The following table describes our facilities as of December 31, 2012:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	3 owned facilities, 23 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	3.8 million	1.9 million

Asia	6 owned facilities, 20 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China	1.7 million	0.4 million

Europe, Middle East, Africa	2 owned facilities, 21 leased facilities	Toulouse, France (1) Munich, Germany Tel Aviv, Israel	0.8 million	0.4 million

(1)	The manufacturing operations at this facility ceased in the third quarter of 2012.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Under agreements with Motorola, Inc. (“Motorola”), Freescale Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

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

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in the United States and other jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. Environmental requirements may become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws. Please refer to Note 8 to our accompanying audited Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding the amounts we have accrued related to our environmental remediation obligations.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. In addition, we entered into an agreement with the EPA to test for vapors emanating from the soil in Operable Unit One and in residential areas adjacent to Operable Unit One. Based on the preliminary results of the vapor studies, we agreed to undertake certain limited remedial actions in areas where the results exceeded certain EPA standards. We do not expect the cost of these remedial actions to be material. The EPA has not announced a final remedy for Operable Unit One, and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a Record of Decision in July 1994, and subsequently issued a Consent Decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $44 million as of December 31, 2012, approximately 75% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola and Freescale, have been identified in relation to Operable Unit Three. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material.

56th Street Facility, Phoenix, AZ. In 1985, the EPA initiated an inquiry concerning the former Motorola facility located on 56th Street in Phoenix, Arizona following the discovery of organic compounds in certain local area wells. Pursuant to an agreement with the EPA, Motorola completed several remedial actions at this site including soil excavation and cleanup. Motorola then implemented a program of well monitoring and extraction stations, which we continue to manage. In 2004, the ADEQ, assumed primary responsibility for this matter under Arizona’s Water Quality Assurance Revolving Fund Program.

Item 4:	Mine Safety Disclosures.

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common shares have traded on the New York Stock Exchange (NYSE) under the symbol “FSL” since our IPO on May 26, 2011. Prior to that date, there was no public trading market for our common shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares, as reported by the NYSE:

	Market Prices
Year Ended December 31, 2012:	High	Low
First Quarter ended March 30, 2012	$17.84	$12.20
Second Quarter ended June 29, 2012	$15.55	$8.50
Third Quarter ended September 28, 2012	$12.61	$8.43
Fourth Quarter ended December 31, 2012	$11.10	$7.63

Year Ended December 31, 2011:
Second Quarter ended July 1, 2011	$19.90	$14.29
Third Quarter ended September 30, 2011	$20.97	$9.43
Fourth Quarter ended December 31, 2011*	$14.35	$9.92

Share Performance Graph

The graph and table below compare the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from May 26, 2011 through December 31, 2012. The graph assumes that $100 was invested on May 26, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our IPO.

Comparison of Cumulative Total Return**

Among Freescale, the S&P 500 Index and the PHLX (By Quarter)

*	Last trading day for 2011 was December 30, 2011.
**	The share performance included in this graph is not necessarily indicative of future performance.

Cumulative Total Return by Quarter

Company/Index	May 26, 2011	July 1, 2011	September 30, 2011	December 31, 2011*	March 30, 2012	June 29, 2012	September 28, 2012	December 31, 2012
FSL	$100	$108	$60	$69	$84	$56	$52	$60
S&P 500	$100	$101	$85	$95	$106	$103	$109	$108
PHLX	$100	$98	$79	$85	$102	$90	$89	$90

Holders

As of January 30, 2013, there were approximately 15,080 individual shareholders of our common shares.

Dividend Policy

We have not paid cash dividends on our common shares in the last two years. We do not intend to pay cash dividends on our common shares for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, reducing our debt and for general corporate purposes. In addition, our ability to pay cash dividends on our common shares or to receive distributions or other transfers from our subsidiaries to enable us to pay cash dividends on our common shares is limited by restrictions under the terms of the agreements governing our and our subsidiaries’ existing and future outstanding indebtedness, including the Credit Facility and the indentures governing Freescale Inc.’s notes. Subject to the foregoing, the payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due; or (ii) that the realizable value of our assets would thereby be less than the aggregate of our liabilities, our issued share capital and our share premium accounts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6:	Selected Financial Data

Freescale Semiconductor, Ltd.

Five Year Financial Summary

(in millions, except per share amounts)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating Results
Net sales	$3,945	$4,572	$4,458	$3,508	$5,226
Cost of sales	2,304	2,677	2,768	2,563	3,154

Gross margin	1,641	1,895	1,690	945	2,072
Selling, general and administrative	438	510	502	499	673
Research and development	742	797	782	833	1,140
Amortization expense for acquired intangible assets	13	232	467	486	1,042
Reorganization of businesses and other (1)	(15)	82	—	345	53
Impairment of goodwill and intangible assets (2)	—	—	—	—	6,981
Merger and separation expenses (3)	—	—	—	—	11

Operating earnings (loss)	463	274	(61)	(1,218)	(7,828)
(Loss) gain on extinguishment or modification of long-term debt, net (4)	(32)	(97)	(417)	2,296	79
Other expense, net (5)	(531)	(559)	(600)	(576)	(733)

(Loss) earnings before income taxes	(100)	(382)	(1,078)	502	(8,482)
Income tax expense (benefit)	2	28	(25)	(246)	(543)

Net (loss) earnings	$(102)	$(410)	$(1,053)	$748	$(7,939)

Net (loss) earnings per share (6)
Basic	$(0.41)	$(1.82)	$(5.35)	$3.81	$(40.47)
Diluted	$(0.41)	$(1.82)	$(5.35)	$3.81	$(40.47)
Weighted average common shares outstanding (6)
Basic	248	226	197	196	196
Diluted	251	227	197	196	197

Consolidated Balance Sheet Data
Total cash and cash equivalents and short-term investments (7)	$711	$772	$1,043	$1,363	$1,394
Total assets	$3,171	$3,415	$4,269	$5,093	$6,651
Total carrying value of debt and capital lease obligations	$6,381	$6,592	$7,618	$7,552	$9,786
Total stockholders’ deficit	$(4,531)	$(4,480)	$(4,934)	$(3,894)	$(4,692)

(1)	Benefits in 2012 were primarily related to insurance recoveries from the 2011 Sendai, Japan earthquake offset by charges related to the hiring of our new CEO and the change in our strategic direction. Charges in 2011 were related to the termination of management agreements with affiliates and advisors of the Sponsors recorded in connection with the IPO. (Refer to Note 11, “Certain Relationships and Related Party Transactions” in the accompanying audited Consolidated Financial Statements for further discussion.) Additionally in 2011, we incurred charges related to our 150 millimeter fabrication facility and design center in Sendai, Japan as a result of the extensive damage from the earthquake, which were partially offset by insurance recoveries related to the event. Charges in 2009 and 2008 related to a series of restructuring actions we initiated in 2008 to streamline our cost structure and redirect some research and development investments into growth markets. (Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reorganization of Business and Other” for further description of these items.)

(2)	In 2008, in connection with the termination of our supply arrangement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our then announced intent to pursue strategic alternatives for our cellular handset product portfolio and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. As a result, we recorded impairment charges of $5,350 million and $1,631 million associated with goodwill and intangible assets, respectively.

(3)	Costs in 2008 reflect expenses related primarily to our acquisition of SigmaTel, Inc.

(4)	Charges in 2012 were related to a debt refinancing transaction and redemption of our senior notes. Charges in 2011 were related to the extinguishment of debt and amendment to the Credit Facility in connection with the IPO. We also incurred charges associated with refinancing our debt and open-market repurchases of portions of our senior notes during 2011. Charges recorded in 2010 primarily reflect a net charge of $432 million attributable to the write-off of remaining original issue discount and unamortized deferred financing costs along with other charges not eligible for capitalization associated with the refinancing activities completed in 2010. These charges were partially offset by a $15 million net gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. Gains recorded during 2009 primarily reflect a $2,264 million net gain recorded in the first quarter of 2009 in connection with the debt exchange completed during the period. Gains recorded during 2008 reflect the net gain related to open-market repurchases of Freescale Inc.’s senior notes.

(5)	Primarily reflects interest expense associated with our long-term debt.

(6)	Years ended December 31, 2008, 2009 and 2010 were adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2, “Other Financial Data” of the accompanying audited Consolidated Financial Statements.

(7)	The following table provides a reconciliation of total cash and cash equivalents and short-term investments to the amounts reported in our accompanying audited Consolidated Balance Sheet at December 31, 2008:

(in millions)	December 31, 2008
Cash and cash equivalents	$900
Short-term investments	494

Total	$1,394

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years ended December 31, 2012, 2011, and 2010. The following discussion of our results of operations and financial condition should be read in conjunction with our accompanying audited Consolidated Financial Statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires. We refer to our principal shareholder, Freescale Holdings L.P., as “Freescale LP,” its general partner, Freescale Holdings G.P., Ltd., as “Freescale GP,” our direct subsidiary, Freescale Semiconductor Holdings II, Ltd., as “Holdings II” and our indirect subsidiaries, Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd. and Freescale Semiconductor Holdings V, Inc., as “Holdings III,” “Holdings IV,” and “Holdings V,” respectively.

Overview

Our Business. We are a global leader in embedded processing solutions. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multi-core microprocessors, digital signal controllers, applications processors and digital signal processors (DSPs). They provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs. We also offer complementary semiconductor products, including radio frequency (RF), power management, analog, mixed-signal devices and sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. Our close customer relationships have been built upon years of collaborative product development.

We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our ten largest end customers accounted for approximately 39%, 43% and 44% of our net sales in 2012, 2011 and 2010, respectively. Other than Continental Automotive, no other end customer represented more than 10% of our total net sales for any of the last three years. For each of the last three years, greater than 80% of our products were sold in countries other than the United States. Our net product sales in the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas; and Japan regions represented approximately 45%, 24%, 25% and 6%, respectively, of our net sales in 2012.

During 2012 and in connection with the detailed review of our strategic direction under Gregg Lowe, our president and chief executive officer (CEO), we aligned our product revenues into five focused product groups as described below:

•

Microcontrollers include our MCUs and application processors focusing on industrial, multi-market, connectivity, smart energy, healthcare and multimedia applications. This group will also be the primary driver for our overall microcontroller technology development, creating technology platforms that will eventually be deployed to our Automotive MCU product group.

•

Digital Networking includes a scalable portfolio of multi-core communication and DSP system-on-chip solutions serving the networking and communications markets. We are increasing our investment in software to effectively enable our highly integrated solutions in systems aimed at these markets.

•

Automotive MCUs includes our MCUs developed for the automotive market. Our focus is to capture new growth opportunities in Asia and Japan and to gain overall market share in automotive MCUs. We plan to accomplish this by building on our latest developments for powertrain, advanced safety and vehicle networking applications while leveraging existing and new applications.

•

Analog and Sensors includes our automotive analog, mixed-signal analog and sensor products. Our focus in analog is to capture new markets and target investments in automotive and mixed signal analog. We are developing analog products that complement our MCUs and various products sold into the consumer market. Our sensors portfolio is focused on high growth markets, including industrial and consumer, while continuing to develop applications for the automotive market.

•	RF includes our RF power amplifiers. Our focus is to utilize increased research and development spending to drive into new markets and accelerate revenue growth.

Beginning in the fourth quarter of this year, we began reallocating our research and development investment to reflect the change in strategic focus as indicated above. We anticipate overall research and development spending levels at a target rate of 17% of sales over the long-term. We also began shifting sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, we expect to increase the number of accounts covered and expand our presence in distribution. Along with these changes, we have combined all of our manufacturing operations under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Our manufacturing operations include our fabrication facilities, assembly and test operations, planning, procurement, quality and technology organizations.

The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our five product groups. Our Microcontrollers product line represented 18%, 17% and 18% of our total net sales in 2012, 2011 and 2010, respectively. Our Digital Networking product line represented 22%, 20% and 23% of our total net sales in 2012, 2011 and 2010, respectively. Our Automotive MCU product line represented approximately 25%, 23% and 23% of our total net sales in 2012, 2011 and 2010, respectively. Our Analog and Sensors product line represented 18%, 17% and 16% of our total net sales in 2012, 2011 and 2010, respectively. Our RF product line represented 8%, 9% and 8% of our net sales in 2012, 2011 and 2010, respectively.

Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and CEO of Freescale, we completed a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. In connection with the 2012 realignment, we recorded cash charges of $41 million and non-cash accelerated amortization of $11 million during the fourth quarter of 2012. The cash charges relate primarily to severance and we expect the timing of the cash payments to occur through the fourth quarter of 2013. We estimate annualized savings of $35 million to $40 million associated with these actions, beginning in the first quarter of 2013.

We have completed a series of restructuring actions announced in 2008 and 2009 which included the exit of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan, as the industry experienced a migration from 150 millimeter technologies and products to more advanced technologies and products.

The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. We estimate the remaining severance and other costs of this facility closure to be approximately $90 million, including $80 million in cash severance costs and $10 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made by the end of 2014; however, the timing of these payments depends on many factors, including the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. Additionally, we expect to receive future benefits related to selling the site and equipment, partially offset by selling costs.

The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan. During 2012, we recorded a benefit of $99 million attributable to finalizing our earthquake-related business interruption insurance recoveries and the proceeds from the sale of our Sendai Design Center which were partially offset by $9 million of expenses related to on-going closure costs and dissolution of the Sendai, Japan entity. We may incur additional charges associated with preparing the facility site for sale, which we expect to be offset by proceeds from the sale.

The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of 2012, we have realized approximately $50 million of annualized cost savings related to the closure of the Sendai, Japan facility. We will begin realizing a portion of the $70 million in estimated annualized cost savings associated with the closure of the Toulouse, France facility beginning in the first quarter of 2013. Actual cost savings realized, and the timing thereof, will depend on many factors, some of which are beyond our control and could differ materially from our estimates.

Debt Restructuring Activities. During 2012, Freescale Inc. amended the Credit Facility to allow for the issuance of a new senior secured term loan, the proceeds of which were used to redeem Senior Subordinated Notes with nearer term maturities bearing a higher rate of interest. The effect of this transaction extended the maturity of $500 million of debt from 2016 to 2019 and is expected to result in annualized interest savings of $20 million, which we began to realize during the second quarter of 2012, through the lower interest rate on the 2012 Term Loan compared to that on the Senior Subordinated Notes. Additionally, we redeemed $200 million of senior notes during the second half of 2012, which will have the effect of reducing our annual interest expense by approximately $20 million. Refer to “Liquidity and Capital Resources – Financing Activities” below for the definition and additional discussion of capitalized terms and transactions referenced in this section.

On February 8, 2013, Freescale Inc. was advised by the lead arranger under its proposed new senior secured term loan facility that sufficient orders have been received by the arrangers to allocate and close the proposed new term loan facility. The proposed new term loan facility provides for two term loan tranches in an aggregate principal amount of approximately $2.74 billion, consisting of a $350 million term loan that will mature in December 2016 and a $2.39 billion term loan that will mature in March 2020. The maturity of the 2020 term loan may be accelerated to December 2017 under specified circumstances.

The proceeds anticipated from the proposed new term loan facilities are intended to be used to refinance Freescale’s outstanding term loans under the Credit Facility and to pay a portion of the related fees and expenses. Freescale expects to use cash on hand to pay any remaining fees and expenses. The refinancing is expected to, among other things, (i) reduce principal amount of indebtedness currently due in 2016, (ii) extend to 2020 the maturities of our indebtedness currently due in 2019 and a portion of our indebtedness currently due in 2016 and (iii) increase our cash interest expense by approximately $6 million annually based on current interest rates. The proposed new term loan facilities will be effected as an amendment to, or an amendment and restatement of, the Credit Facility subject to customary conditions.

These transactions are currently scheduled to close on March 1, 2013, subject to customary closing conditions, at which time we expect the 2016 loan will be issued at par and the 2020 loan will be issued with an original issue discount of $24 million, subject to accretion to par value over the term of the facility. There can be no assurance that Freescale Inc. will be successful in obtaining the proposed new term loan facility on the terms discussed above, on reasonably acceptable terms or at all.

Conditions Impacting Our Business. Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, industrial automation and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, customer inventory levels and fluctuations in product supply and demand. In 2012, weak global economic conditions negatively impacted our overall sales on a year over year basis. Our revenues declined 14% in 2012 as compared to 2011.

Our revenues decreased 5% and our gross margin decreased 280 basis points in the fourth quarter of 2012 as compared to the third quarter of 2012. The decline in revenue was driven by our exposure in the European automotive market along with declines in our cellular and intellectual property revenues. Distribution sales in the fourth quarter of 2012 were flat compared to the third quarter of 2012. Intellectual property agreements entered into during the second quarter of 2012 may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. Refer to Note 2, “Other Financial Data—Intellectual Property Revenue” for additional information regarding our intellectual property revenue. For more information on trends and other factors affecting our business, see the “Risk Factors” section in Part I, Item IA included herein.

Effect of Acquisition Accounting. On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds we describe as our “Sponsors” in a transaction we refer to as the “Merger.” In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. Accordingly, subsequent to the Merger, interest expense and non-cash depreciation and amortization charges significantly increased. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This reduced the post-Merger increase in our non-cash amortization charges, although they were still above pre-Merger levels. The term purchase price accounting (“PPA”) refers to the effect of acquisition accounting. Certain PPA impacts are recorded in our cost of sales and affect our gross margin and earnings from operations, and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations. The majority of the PPA impacts were finalized in 2011 driven by tools and equipment which had PPA depreciable lives that ended during 2011 and a significant portion of our developed technology that became fully amortized during 2011.

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

Net Sales

Our net sales originate from the sale of our embedded processors and other semiconductor products and the licensing of our intellectual property. The majority of our net sales are derived from our five major product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog & Sensors, and RF. We also derive net sales from “Other” which consists of product sales associated with end markets outside of target markets, including the cellular market, intellectual property licensing and sales, foundry wafer sales to other semiconductor companies and net sales from sources other than semiconductors. We sell our products primarily through our direct sales force. We also use distributors for a portion of our sales and recognize net sales upon the delivery of our products to the distributors. Distributor net sales are reduced for estimated returns and distributor sales incentives.

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

We currently manufacture a substantial portion of our products internally at our three wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or estimated net realizable value.

Gross Margin

Our gross margin is significantly influenced by the utilization rates in our owned wafer fabrication facilities. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, operating leverage increases because fixed manufacturing costs are spread over higher output. We experienced a decrease in our utilization rate to 71% in the fourth quarter of 2012 compared to 80% in the fourth quarter of 2011.

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

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets consists primarily of the amortization of assets acquired as a part of the Merger. They are being amortized on a straight line basis over their respective estimated useful lives ranging from two to ten years. The useful lives of the intangible assets were established in connection with the allocation of fair values at December 2, 2006. A significant portion of our developed technology initially established in connection with the Merger became fully amortized during 2011. (Refer to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements”, for the definition and discussion of the term Merger.)

Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Orders (unaudited)	$4,004	$4,369	$4,631

Net sales	$3,945	$4,572	$4,458
Cost of sales	2,304	2,677	2,768

Gross margin	1,641	1,895	1,690
Selling, general and administrative	438	510	502
Research and development	742	797	782
Amortization expense for acquired intangible assets	13	232	467
Reorganization of businesses and other	(15)	82	—

Operating earnings (loss)	463	274	(61)
Loss on extinguishment or modification of long-term debt, net	(32)	(97)	(417)
Other expense, net	(531)	(559)	(600)

Loss before income taxes	(100)	(382)	(1,078)
Income tax expense (benefit)	2	28	(25)

Net loss	$(102)	$(410)	$(1,053)

Net loss per share (1):
Basic	$(0.41)	$(1.82)	$(5.35)
Diluted	$(0.41)	$(1.82)	$(5.35)
Weighted average common share outstanding (1):
Basic	248	226	197
Diluted	251	227	197

Percentage of Net Sales

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Orders (unaudited)	101.5%	95.6%	103.9%

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.4%	58.6%	62.1%

Gross margin	41.6%	41.4%	37.9%
Selling, general and administrative	11.1%	11.2%	11.3%
Research and development	18.8%	17.4%	17.5%
Amortization expense for acquired intangible assets	0.3%	5.1%	10.5%
Reorganization of businesses and other	*	1.7%	—

Operating earnings	11.7%	6.0%	*
Loss on extinguishment or modification of long-term debt, net	*	*	*
Other expense, net	*	*	*

Loss before income taxes	*	*	*
Income tax expense	0.1%	0.6%	*

Net loss	*	*	*

*	Not meaningful.
(1)	Year ended December 31, 2010 adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2 of the accompanying audited Consolidated Financial Statements.

Net Sales

Our net sales in 2012 decreased by $627 million, or 14%, compared to the prior year period, and orders decreased 8% over the same period, reflecting weaker demand in our core automotive, networking and consumer markets and declines in industrial products purchased through our distribution channel, as compared to the prior year. This decline included a decrease of $204 million in other net sales largely the result of lower demand for our cellular products offset by an increase in intellectual property revenue. Distribution sales were approximately 23% of our total net sales and represented a decrease of 10% compared to the prior year. Distribution inventory, in dollars, was 9.7 weeks at December 31, 2012, compared to 11.1 weeks at December 31, 2011. The decrease in weeks of distribution inventory resulted from our distribution partners working through higher than normal inventory levels at the end of 2011 due to concerns surrounding supply over the course of 2011 after the Sendai, Japan earthquake in March 2011.

Our net sales in 2011 increased modestly compared to the prior year, while orders decreased by 6% over the same period. We experienced higher overall net sales, primarily as a result of increased production in the global automotive industry and strength in our RF product sales due to continued increases in wireless telecommunications network investments in certain regions. This growth was offset, in part, by weakness in our core networking business and declines in industrial products purchased through our distribution channel. Distribution sales were approximately 23% of our total net sales in 2011 and were flat compared to 2010. Distribution inventory, in dollars, was 11.1 weeks at December 31, 2011, compared to 9.4 weeks at December 31, 2010. The growth in weeks of distribution inventory was due to increased product inventory throughout the market supply chain. Net sales by product group for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Microcontrollers	$707	$790	$801
Digital Networking	852	928	1,013
Automotive MCUs	986	1,072	1,013
Analog and Sensors	722	785	700
Radio Frequency	303	418	356
Other	375	579	575

Total Net Sales	$3,945	$4,572	$4,458

Microcontrollers

Microcontrollers’ net sales decreased by $83 million, or 11%, in 2012 compared to 2011 driven by decreased demand for our products included in various consumer devices (primarily eReaders) and a decline in the products purchased through our distribution channel, largely within the Americas and EMEA in connection with economic uncertainty in those regions impacting demand primarily in the industrial markets we target.

Microcontrollers’ net sales decreased by $11 million, or 1%, in 2011 compared to 2010 associated with greater than expected decline in net sales associated with products purchased through our distribution channel, primarily by the industrial market, in the second half of 2011 compared to the second half of 2010, partially offset by growth in our multimedia product revenues in connection with higher eReader net sales.

Digital Networking

Digital Networking’s net sales decreased by $76 million, or 8%, in 2012 compared 2011. We experienced weaker enterprise and wireless spending in the Americas and EMEA, particularly during the fourth quarter of 2012. This was compounded by some customers going through inventory corrections over the course of 2012. In addition, capital expenditures in wireless infrastructure declined in 2012, except for limited investments in infrastructure in China over the second half of 2012.

Digital Networking’s net sales decreased by $85 million, or 8%, in 2011 compared to 2010. This contraction was driven primarily by an overall decline in our core networking business due to high inventory levels through the market supply chain and lower capital investment in wireless infrastructure markets on a global basis.

Automotive MCUs

Automotive MCUs’ net sales decreased by $86 million, or 8%, in 2012 compared to 2011 primarily as a result of lower demand in the European automotive market along with changes in the mix of products sold.

Automotive MCUs’ net sales increased by $59 million, or 6%, in 2011 compared to 2010, primarily as a result of a gradual increase in overall global automotive production.

Analog and Sensors

Analog and Sensors’ net sales decreased by $63 million, or 8%, in 2012 compared to 2011 primarily as a result of lower demand in the European automotive market and decreased demand for our products included in various consumer devices. This decrease was partially offset by increases in certain of our sensors products sold in the automotive market.

Analog and Sensors’ net sales increased by $85 million, or 12%, in 2011 compared to 2010 due to greater demand for analog products and as a result of a gradual increase in overall global automotive production. Additionally, revenues increased related to sales of certain of our products serving the consumer market.

RF

RF’s net sales decreased by $115 million, or 28%, in 2012 compared to 2011 as a result of decreased investment in wireless infrastructure in various emerging and established markets and the overall weak global macroeconomic environment.

RF’s net sales increased by $62 million, or 17%, in 2011 compared to 2010 largely related to an increase in wireless telecommunication network investments in China and India.

Other

Other net sales decreased by $204 million, or 35%, in 2012 compared to 2011 due primarily to a decrease in cellular product sales, partially offset by an increase in intellectual property revenue. As a percentage of net sales, intellectual property revenue was 5% and 3% for 2012 and 2011, respectively.

Other net sales remained relatively flat in 2011 compared to 2010 due primarily to an increase in intellectual property revenue, offset by a decrease in contract manufacturing sales and cellular products sales. As a percentage of net sales, intellectual property revenue was 3% and 2% for 2011 and 2010, respectively.

Gross Margin

In 2012, our gross margin decreased $254 million, or 13%, compared to 2011. This decline was the result of (i) net sales decreasing by 14%, (ii) decreases in average selling prices as a result of our annual negotiations with our customers put into effect during the first quarter of 2012 and (iii) changes in product sales mix. Utilization of our front-end manufacturing assets remained flat at 77% in both 2012 and 2011. As a percentage of net sales, gross margin in 2012 was 41.6%, reflecting a slight increase of 0.2 percentage points compared to 2011. This improvement in gross margin as a percentage of net sales was the result of (i) a $209 million decrease in depreciation expense, largely due to $167 million of PPA depreciation incurred in 2011, (ii) the realization of cost savings from the closure of our Sendai, Japan manufacturing facility, (iii) higher intellectual property revenue, (iv) procurement and productivity cost savings and (v) lower incentive compensation.

In 2011, our gross margin increased $205 million, or 12%, compared to 2010. As a percentage of net sales, gross margin in 2011 was 41.4%, reflecting an increase of 3.5 percentage points compared to 2010. Gross margin was positively impacted by (i) higher intellectual property and net product sales, (ii) procurement cost savings, (iii) an increase in utilization of our manufacturing assets, (iv) improved yields and (v) lower incentive compensation. Gross margin benefited from lower depreciation expense of $61 million resulting from a change in the useful lives of certain of our probe, assembly and test equipment in the first quarter of 2011. The improvement in wafer manufacturing facility utilization (from 72% in 2010 to 77% in 2011) and the decrease in depreciation expense contributed to continued improvement in operating leverage of our fixed manufacturing costs. Partially offsetting these improvements in gross margins were decreases in average selling price resulting from our annual negotiations with our customers put into effect in the first quarter of 2011 and changes in product sales mix. Our gross margin included PPA impact and depreciation acceleration related to the closure of our 150 millimeter manufacturing facilities of $167 million and $156 million in 2011 and 2010, respectively.

The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts were recorded in our cost of sales and affect our gross margin and earnings from operations and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations. The majority of the prior year quarter PPA depreciation impact was driven by tools and equipment which had PPA depreciable lives that ended during 2011.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $72 million, or 14%, in 2012 compared to 2011. This decrease was primarily the result of (i) lower incentive compensation, (ii) the elimination of management fees in connection with the 2011 IPO, (iii) decreased spending on certain sales and marketing programs and (iv) discretionary cost reductions. As a percentage of our net sales, our selling, general and administrative expenses remained relatively flat as compared to the prior year.

Our selling, general and administrative expenses increased $8 million, or 2%, in 2011 compared to 2010. This increase was primarily the result of (i) a focus on select sales and marketing programs, (ii) higher litigation costs and (iii) annual merit increases in compensation. These increases were partially offset by lower incentive compensation and the elimination of management fees at the IPO. As a percentage of our net sales, our selling, general and administrative expenses remained relatively flat as compared to the prior year.

Research and Development

Our research and development expense for 2012 decreased $55 million, or 7%, compared to 2011. This decrease was primarily the result of lower incentive compensation and decreased spending on certain research and development programs that are no longer essential as a result of the implementation of the 2012 Strategic Realignment. These cost reductions were partially offset by increased expenses related to focused investment in our core businesses. As a percentage of our net sales, our research and development expenses were 18.8% in 2012, reflecting an increase of 1.4 percentage points over the prior year, primarily due to lower net sales.

Our research and development expense for 2011 increased $15 million, or 2%, compared to 2010. This increase was the result of annual merit increases in compensation and continued focused investment in our core businesses, including the reallocation of resources to continue our focus on new product introduction initiatives. These increases were partially offset primarily by lower incentive compensation in 2011. As a percentage of our net sales, our research and development expenses remained relatively unchanged as compared to the prior year.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $219 million, or 94%, in 2012 compared to 2011 and by $235 million, or 50%, in 2011 compared to 2010. These decreases were primarily associated with portions of our developed technology and tradenames/trademarks becoming fully amortized during both 2011 and 2010.

Reorganization of Business and Other

In 2012, we recorded a benefit of $90 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. We also recorded a benefit of $9 million related to proceeds received in connection of the sale of the Sendai, Japan design center. These benefits were partially offset by $9 million of expenses related to on-going closure costs and costs associated with the dissolution of the Sendai, Japan entity. Additionally, we recorded benefits totaling $16 million primarily related to the expiration of contractual obligations in regards to the wind down of our cellular handset business and the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. These benefits were partially offset by charges of $52 million including a non-cash accelerated amortization charge and cash costs for employee termination benefits and other exit costs recorded in connection with the 2012 Strategic Realignment. Additionally we recorded charges of $39 million for (i) exit costs related to the termination of various supply agreements, on-going closure and decommissioning costs incurred in connection with the closure of our Toulouse, France manufacturing facility, (ii) the change in the executive leadership of the Company and (iii) costs recorded in connection with the termination of our corporate aircraft lease agreement.

In 2011, in connection with the closing of the Sendai, Japan fabrication facility due to extensive damage from the March 11, 2011 earthquake off the coast of Japan, we incurred $118 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. These charges were partially offset by (i) a $95 million benefit attributable to earthquake-related insurance recoveries, (ii) a $10 million benefit related to the sale of certain tools and equipment previously impaired and (iii) a $2 million settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO. (Refer to Note 11, “Certain Relationships and Related Party Transactions” for more information regarding the Sponsors.)

In 2010, in connection with our Reorganization of Business Program, we reversed $21 million of severance accruals as a result of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. This reversal also includes amounts associated with outplacement services and other severance-related costs that were ultimately not incurred. We also recorded a $4 million benefit related to the sale of our facility in Dunfermline, Scotland. These benefits were partially offset by charges of (i) $8 million attributable to employee severance costs associated with the separation of certain employees in management positions in the fourth quarter of 2010, thus concluding our workforce transformation efforts under the Reorganization of Business Program; (ii) $11 million related primarily to underutilized office space which was vacated in the prior year, also in connection with our Reorganization of Business Program; and (iii) $6 million in connection with non-cash asset impairment charges.

Loss on Extinguishment or Modification of Long-Term Debt, Net

During 2012, we recorded a charge of $32 million associated with (i) the Q1 2012 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan, and (ii) the redemption of a portion of our 8.875% Unsecured Notes. This charge consisted of call premiums, the write-off of unamortized deferred financing costs and other costs not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources—Financing Activities.”)

In 2011, we recorded a charge of $97 million associated with the extinguishment of debt and the amendment to the Credit Facility, both of which were accomplished primarily in connection with the completion of the IPO. This charge consisted of expenses associated with the amendment to the Credit Facility, the IPO Debt Redemption and the Q3 2011 Debt Refinancing Transaction including call premiums of $74 million, the write-off of remaining unamortized deferred financing costs of $19 million and other costs not eligible for capitalization. These charges also included a $1 million loss related to the additional open-market repurchases of $26 million of our senior unsecured notes during 2011.

In 2010, we recorded a charge of $432 million attributable to the write-off of remaining original issue discount and unamortized deferred financing costs along with other charges not eligible for capitalization, associated with the 2010 Debt Refinancing Transactions and the A&E Arrangement. These charges were partially offset by a $15 million gain, net related to the additional open-market repurchases of $213 million of our senior unsecured notes during the first nine months of 2010.

Other Expense, Net

Net interest expense in 2012 included interest expense of $519 million, partially offset by interest income of $9 million. Net interest expense in 2011 included interest expense of $572 million, partially offset by interest income of $9 million. The $53 million decrease in interest expense in 2012 compared to 2011 was attributable to (i) the extinguishment of nearly $1 billion of indebtedness during 2011 in connection with the IPO, (ii) the refinancing of long-term debt during the first quarter of 2012 and (iii) the redemption of $200 million in long-term debt during the second half of 2012. Net interest expense in 2010 included interest expense of $591 million, partially offset by interest income of $8 million. The $19 million decrease in interest expense in 2011 compared to 2010 was attributable to the extinguishment of approximately $1 billion in long-term debt during the course of 2011 in connection with the IPO.

During 2012, we recorded losses in other, net of $17 million attributable to the realized results and changes in the fair value associated with our interest rate swap agreements. Additionally, we recorded losses of $4 million 2012 related primarily to foreign currency fluctuations. During 2011, we recorded gains in other, net of $4 million primarily attributable to foreign currency fluctuations along with changes in the fair value of our interest rate swaps, caps and gold swap contracts. During 2010, we recognized pre-tax losses in other, net of $14 million due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded a $3 million pre-tax loss in other, net, related to one of our investments accounted for under the equity method. (Refer to Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.)

Income Tax Expense

In 2012, we recorded an income tax provision of $2 million, inclusive of a $34 million net tax benefit attributable to discrete events. The discrete tax benefits relate principally to the reversal of reserves for unrecognized tax benefits from foreign audit activity and statute lapses as well as tax benefits from deferred tax positions in China. The discrete tax benefits were partially offset by net tax expense related to withholding taxes on intellectual property royalties. In 2011, we recorded an income tax provision of $28 million, inclusive of a $2 million net tax benefit related to discrete events. These discrete events consisted principally of the release of valuation allowances on certain deferred tax assets which the Company believes will more likely than not be realized and the tax benefit from the reversal of reserves for unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties. In 2010, we recorded an income tax benefit of $25 million, including a $23 million net benefit related to discrete events associated primarily with the release of valuation allowances related to certain deferred tax assets of our foreign subsidiaries and the release of income tax reserves associated with statute expirations and other items.

Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2012 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions.

Reorganization of Business and Other

Chief Executive Leadership Transition

During 2012, a $13 million net charge was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was a charge related to indemnification and other provisions included in Gregg Lowe’s (our current president and CEO) employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.

2012 Strategic Realignment

Following the appointment of Gregg Lowe as president and CEO, we completed a strategic review with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability and have shifted our research and development investment and sales force to reflect our changing strategic focus. We recorded a charge of $52 million to reorganization of business and other comprised of a non-cash accelerated amortization charge along with cash costs for employee termination benefits and other exit costs incurred in connection with re-allocating research and development resources and re-aligning sales resources.

The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments	2012 Amounts Used	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$—	8	—	(2)	$6
Selling, general and administrative	—	14	—	(3)	11
Research and development	—	16	—	(3)	13

Total	$—	38	—	(8)	$30

Related headcount	—	660	—	(390)	270

Exit and Other Costs	$—	3	—	(1)	$2

In 2012, we recorded $38 million in cash charges for severance costs of which $8 million were paid to employees separated as part of the 2012 Strategic Realignment. The accrual of $30 million at December 31, 2012 reflects the estimated liability to be paid to employees separated during 2012 and the remaining 270 employees to be separated through the end of 2013 based on current exchange rates. Additionally, during 2012 we recorded $3 million in exit and other costs primarily related to additional compensation for employees who were deemed crucial to the implementation of the 2012 Strategic Realignment plan. During 2012, we paid $1 million of these exit costs.

Accelerated Amortization Charges

In connection with the re-allocation of research and development resources under the 2012 Strategic Realignment, we will no longer pursue certain products and technologies. As a result, we have recorded a charge of $11 million to reorganization of business and other based on the reassessment of useful lives and related acceleration of remaining amortization for certain of our purchased licenses which have no future benefit due to being directly related to programs we have cancelled.

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During 2012, we recorded a $90 million benefit attributable to finalizing our business interruption insurance recoveries which was partially offset by $9 million of expenses related to on-going closure costs and costs associated with the dissolution of the Sendai, Japan entity. We also recorded a benefit of $9 million related to proceeds received in connection of the sale of the Sendai, Japan design center. Additionally in 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

We have executed a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The closure of our Toulouse, France manufacturing facility occurred during the third quarter of 2012. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility along with payment of the remaining separation and exit costs.

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

The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	2012 Amounts Used	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$106	—	1	(30)	$77
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2

Total	$128	—	(17)	(30)	$81

Related headcount	720	—	—	(200)	520

Exit and Other Costs	$6	2	(2)	(6)	$—

The $30 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2012. We have adjusted our anticipated future severance payments by $14 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, we reversed $3 million related to the finalization of the closure of the Sendai, Japan manufacturing facility. The accrual of $81 million at December 31, 2012 reflects the estimated liability to be paid to the remaining 520 employees through 2014 based on current exchange rates. Additionally, during 2012 we (i) recorded and paid $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility and (ii) restructured a lease agreement where we had previously recorded charges for vacant office space resulting in an adjustment of $2 million and payments of $4 million during the year.

Other Contingencies and Disposition Activities

During 2012, we recorded benefits totaling $16 million primarily related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $18 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $5 million contract termination charge related to our corporate aircraft lease agreement.

Year Ended December 31, 2011

IPO-Related Costs

During 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors.

Sendai, Japan Fabrication Facility and Design Center

During 2011, we reported $11 million in net charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other on-going closure costs, which were partially offset by insurance received in connection with the March 2011 earthquake that occurred off the cost of Japan.

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

Asset Impairment Charges, Disposition Activities and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory net charge of $14 million directly attributable to the impact of the earthquake in 2011. We also recorded a benefit of $10 million in connection with the sale of certain tools and equipment previously impaired and a $2 million benefit related to the settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. In addition, we incurred $36 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

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

The $57 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2011. Severance accruals for employees at our Sendai, Japan facility related to the original Reorganization of Business Program are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral. This amount was offset by a $3 million benefit related to exit costs associated primarily with underutilized office space previously vacated and subsequently sublet in connection with our Reorganization of Business Program. During 2011, $8 million of these exit costs were paid.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $711 million of cash and cash equivalents at December 31, 2012, $148 million is attributable to our U.S. subsidiaries and $563 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $350 million, $99 million and $394 million in 2012, 2011 and 2010, respectively. The improvement in cash flow from operations in 2012 is attributable to (i) proceeds from the sale and license of intellectual property, some of which has not yet been recognized as revenue, (ii) proceeds from the Sendai, Japan earthquake-related business interruption insurance recoveries, (iii) lower payments for incentive compensation, (iv) lower interest expense costs attributable to our 2012 debt redemption and refinancing transactions and (v) costs associated with the completion of our IPO in the second quarter of 2011. These items are partially offset by payments associated with the closure of our Sendai, Japan and Toulouse, France fabrication facilities, including the cost of inventory builds to support end-of-life products produced at these facilities.

The decrease in cash generated from operations in 2011 as compared to 2010 is attributable to (i) costs associated with the closure of our Sendai, Japan and Toulouse, France facilities, including inventory builds to support end-of-life products produced at these facilities, (ii) expenses associated with the completion of our IPO in the second quarter of 2011 and (iii) higher interest expense costs attributable to our 2010 debt refinancing activities. This decrease in cash flows from operations was partially offset by $52 million in business interruption and inventory insurance recoveries received in 2011 in connection with earthquake damage to our Sendai, Japan wafer fabrication facility.

Our days purchases outstanding (excluding the impact of purchase accounting on cost of sales in 2011 and 2010) decreased to 50 days at December 31, 2012 from 55 days at December 31, 2011 and 57 days at December 31, 2010 reflecting the timing of payments on our payables. Our days sales outstanding decreased to 36 days at December 31, 2012 from 41 days at December 31, 2011, primarily reflecting lower receivables and fluctuations in the timing of collections of such receivables. Our days sales outstanding remained relatively flat at 35 days at December 31, 2010. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales in 2011 and 2010) decreased to 122 days at December 31, 2012 from 126 days at December 31, 2011. The decrease in days of inventory on hand from the prior year is due to drain of build-ahead inventory in connection with the Toulouse, France and Sendai, Japan manufacturing facilities closures. Our days of inventory on hand at December 31, 2011 increased from 97 days at December 31, 2010 as a result of the challenging macroeconomic environment and inventory builds associated with the closure of our 150 millimeter manufacturing facilities.

Investing Activities

Our net cash utilized for investing activities was $176 million, $89 million and $320 million in 2012, 2011 and 2010, respectively. Our investing activities are driven primarily by (i) capital expenditures, which were $123 million, $135 million and $281 million for 2012, 2011 and 2010, respectively, and represented 3% of net sales for both 2012 and 2011 and 6% of net sales for 2010, and (ii) payments for purchased licenses and other assets, which were $73 million, $62 million and $96 million for 2012, 2011 and 2010, respectively. The increase in the cash utilized for investing activities from 2011 to 2012 was predominantly the result of the benefit in the prior year from the receipt of $57 million in cash for the sale of our Tempe, Arizona facility (of which we are now leasing a portion) along with proceeds from property and casualty insurance recoveries. In addition to the benefit in 2011 from the Tempe transaction, the decrease in cash utilized for investing activities from 2010 to 2011 was also impacted by $10 million in cash proceeds received for the sale of certain equipment from our Sendai, Japan manufacturing facility and $37 million in insurance proceeds received in connection with property damage to our Sendai, Japan facilities.

Financing Activities

Our net cash utilized for financing activities was $232 million, $290 million and $383 million in 2012, 2011 and 2010, respectively. Cash flows related to financing activities in 2012 included (i) the repayment of $500 million of the Senior Subordinated Notes in connection with the Q1 2012 Debt Refinancing Transaction, along with call premiums of $25 million, (ii) the repayment of $200 million of 8.875% Unsecured Notes in connection the Q3 and Q4 2012 Debt Redemptions, along with call premiums of $2 million and (iii) $7 million in capital lease and scheduled principal payments. These payments were partially offset by the receipt of $481 million of proceeds from the issuance of the 2012 Term Loan, net of related amendment, consent and other fees totaling $14 million. Additionally, cash provided by financing activities included $21 million of proceeds from the exercise of stock options and the ESPP. (Refer to Note 6 “Share and Equity-Based Compensation”, for further information on ESPP.)

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

Cash flows related to financing activities in 2010 included the utilization of (i) $297 million in cash for open-market repurchases of senior unsecured notes and scheduled debt and capital lease payments and (ii) $82 million in cash for costs incurred in connection with refinancing transactions. In addition, the $2,798 million of proceeds from the issuance of indebtedness were substantially offset by the prepayments of a portion of the Credit Facility and senior unsecured notes as part of the refinancing transactions.

We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities, as described in more detail below. The refinancing activities have not been as a result of any default under those debt agreements. Rather, we have refinanced Freescale Inc.’s indebtedness to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt at a discount, and increasing flexibility under existing covenants for business planning purposes. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the Credit Facility filed a complaint against Freescale Inc. challenging the debt exchange transaction under the Credit Facility. The transaction was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the Amend and Extend Arrangement (“A&E Arrangement”) in the first quarter of 2010. The A&E Arrangement allowed Freescale Inc. to issue new debt with extended maturities and use the proceeds to prepay debt with maturities in the more immediate future. Additionally, it allowed Freescale Inc. to amend the Credit Facility to allow for additional future debt refinancing or extension transactions. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the A&E Arrangement. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs. In the event of a decline in our operating performance and an inability to access other resources, including through such refinancings or amendments, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations.

Fourth Quarter 2012 Debt Redemption

On November 23, 2012, Freescale Inc. delivered to the holders of its Senior Unsecured 8.875% Notes due 2014 (“8.875% Unsecured Notes”) notice that it would redeem $100 million aggregate principal amount of the notes at par value, plus accrued and unpaid interest up to, but not including, the redemption date. These notes became callable at par on December 15, 2012. The redemption date was December 26, 2012, on which Freescale Inc. utilized $100 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes and pay accrued interest of less than $1 million. In connection with the redemption, we recorded a charge of $1 million in the accompanying audited Consolidated Statement of Operations associated with the write-off of unamortized deferred financing costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt, Net”, for further information on the debt transactions discussed in this section.)

Third Quarter 2012 Debt Redemption

On August 13, 2012, Freescale Inc. delivered to the holders of its 8.875% Unsecured Notes notice that it would redeem $100 million aggregate principal amount of the notes at the redemption price of 102.219% of the outstanding aggregate principal amount being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date. The redemption date was September 12, 2012, on which Freescale Inc. utilized $104 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes, and pay related call premiums of $2 million along with accrued interest of $2 million. In connection with the redemption, we recorded a charge of $3 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums and write-off of unamortized deferred financing costs.

First Quarter 2012 Debt Refinancing Transaction

On February 28, 2012, Freescale Inc. received the requisite consents from its lenders to amend the senior secured credit facility (“Credit Facility”) which, among other things, allowed for the issuance of a new term loan and eliminated the remaining incremental borrowing capacity previously available under the Credit Facility. As a result, on February 28, 2012, Freescale Inc. closed the transaction referred to as the “Q1 2012 Debt Refinancing Transaction” and announced the amendment of the Credit Facility and the issuance of $500 million aggregate principal amount of a senior secured term loan due February 28, 2019 (“2012 Term Loan”). The 2012 Term Loan was issued with an original issue discount and was recorded at its fair value of $495 million on the accompanying audited Consolidated Balance Sheet. The net proceeds of this issuance, along with approximately $59 million of cash on hand, were used on March 29, 2012 to redeem $500 million of the senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”), and pay related call premiums of $25 million, accrued interest of $15 million and amendment, consent and other fees totaling $14 million in the aggregate. In connection with the transaction, we recorded a charge of $28 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums, write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.

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

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” In connection with these transactions, we recorded a charge of $53 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums, write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the 8.875% Unsecured Notes, and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, Freescale Inc. also issued 30-day notices of redemption announcing their intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with Credit Facility as well as the indentures governing the senior secured, senior unsecured, and senior subordinated notes (collectively, the “Senior Notes”). The 8.05% Unsecured Notes were recorded at fair value, which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as the “Q3 2011 Debt Refinancing Transactions.” In connection with the transaction, we recorded a charge of $43 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums and write-off of unamortized deferred financing costs. Additionally, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt.

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

Open-Market Bond Repurchases

During 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss. During 2010, Freescale Inc. repurchased $120 million of its 8.875% Unsecured Notes, $78 million of its PIK-Election Notes and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $15 million gain, net.

Credit Facility

At December 31, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2012 Term Loan and the Extended Term Loan at December 31, 2012 was 6.0% and 4.46%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) The spread over LIBOR with respect to the Replacement Revolver is 3.75%. At December 31, 2012, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.

2012 Term Loan

At December 31, 2012, $496 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and

Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial $500 million outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At December 31, 2012, the 2012 Term Loan was recorded on the accompanying audited Consolidated Balance Sheet at a $5 million discount, which is subject to accretion to par value over the term of the loan using the effective interest method.

The obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2012 Debt Refinancing Transaction as further discussed below. In addition, the Second Amended and Restated Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,674 million in Senior Notes outstanding at December 31, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $98 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $264 million of Senior Subordinated Notes. With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every March 15th and September 15th commencing on September 15, 2010 for the 10.125% Secured Notes; (ii) every April 15th and October 15th commencing on October 15, 2010 for the 9.25% Secured Notes; (iii) every February 1st and August 1st commencing February 1, 2011 for the 10.75% Unsecured Notes; (iv) every February 1st and August 1st commencing on February 1, 2012 for the 8.05% Unsecured Notes; and, (v) every June 15th and December 15th commencing on June 15, 2007 for the 8.875% Unsecured Notes and the Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.31% on December 31, 2012) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th commencing March 15, 2007.

Guarantees and Right of Payment

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2012, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity.

The 10.125% Secured Notes are governed by the indenture dated as of February 19, 2010 (the “10.125% Indenture”), and the 9.25% Secured Notes are governed by the indenture dated as of April 13, 2010 (the “9.25% Indenture”). The Guarantors also guarantees, jointly and severally, the 10.125% Secured Notes and 9.25% Secured Notes on a senior secured basis. (Refer to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements” for the definition of Guarantors.) The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”); the 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”); and, the Floating Rate Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended. While the 8.05% Unsecured Notes, the 10.75% Unsecured Notes, the Floating Rate Notes and the 8.875% Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor.

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

Freescale Inc. may redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008 and the 8.875% Unsecured Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest.

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

Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 8.05% Indenture. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings at a redemption price equal to 108.05% of the aggregate principal amount, plus accrued and unpaid interest, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the Senior Subordinated Notes at any time on or after December 15, 2011. The redemption price is at a fixed percentage of the notes’ principal balance ranging from 100% to 105.1%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes.

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

As of December 31, 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.5:1, the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of

3.25:1. As of December 31, 2012, Freescale Inc.’s total leverage ratio was 6.81:1, senior secured first lien leverage ratio was 4.82:1, the fixed charge coverage ratio was 1.79:1 and the consolidated secured debt ratio was 5.67:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.

Hedging Transactions

Freescale Inc. has entered into interest rate swap agreements and has previously used interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further details of these interest rate swap and cap agreements.)

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2012, future obligated debt service principal payments are $5 million in 2013, $160 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,726 million thereafter.

Adjusted EBITDA

Adjusted EBITDA is calculated in accordance with the Second Amended and Restated Credit Agreement and the indentures governing Freescale Inc.’s senior notes. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.’s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 3.5:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.5:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 3.5:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.5:1, the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of December 31, 2012, Freescale Inc.’s total leverage ratio was 6.81:1, senior secured first lien leverage ratio was 4.82:1, the fixed charge coverage ratio was 1.79:1 and the consolidated secured debt ratio was 5.67:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.

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

(in millions)	Year Ended December 31, 2012
Net loss	$(102)
Interest expense, net	510
Income tax expense	2
Depreciation and amortization	257
Non-cash share-based employee compensation (a)	43
Fair value adjustment on interest rate and commodity derivatives (b)	17
Loss on extinguishment or modification of long-term debt, net (c)	32
Reorganization of business and other (d)	(15)
Cost savings (e)	78
Other terms (f)	17

Adjusted EBITDA	$839

(a)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation—Stock Compensation.”
(b)	Reflects the change in fair value of our interest rate and commodity derivatives which were not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”
(c)	Reflects losses on extinguishments and modification of our long-term debt.
(d)	Reflects items related to our reorganization of business programs and other charges.
(e)	Reflects cost savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.
(f)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.

Contractual Obligations

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments in connection with our debt, minimum lease payment obligations (net of minimum sublease income), software, service, supply and other contracts, and product purchase commitments as of December 31, 2012.

	Payments Due by Period
(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Debt obligations (including short-term debt) (1)	$5	$160	$5	$2,484	$5	$3,726	$6,385
Capital lease obligations (2)	1	—	—	—	—	—	1
Operating leases (3)	34	26	18	15	14	8	115
Software licenses	36	22	8	1	—	—	67
Service and other obligations	45	40	26	15	10	—	136
Foundry commitments (4)	55	—	—	—	—	—	55
Purchase commitments	21	—	—	—	—	—	21

Total cash contractual obligations (5)	$197	$248	$57	$2,515	$29	$3,734	$6,780

(1)	Reflects the principal payments on the Credit Facility and the notes. These amounts exclude estimated cash interest payments of approximately $476 million in 2013, $476 million in 2014, $465 million in 2015, $455 million in 2016, $334 million in 2017 and $433 million thereafter (based on currently applicable interest rates in the case of variable interest rate debt).
(2)	Excludes interest of less than $1 million on capital lease obligations of $1 million at December 31, 2012.
(3)	Sublease income on operating leases is approximately $3 million in 2013 and less than $1 million in 2014. Currently there is no sublease income scheduled beyond 2014.
(4)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of December 31, 2012, we had reserves of $173 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for debt service obligations, capital expenditures and working capital. In addition, we expect to spend approximately $110 million through the end of 2013 and approximately $10 million thereafter in connection with the 2012 Strategic Realignment and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of December 31, 2012 of $711 million and cash flows from operations will be sufficient to fund our debt service obligations, working capital needs, capital expenditures, severance and facility closure costs and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $408 million as of December 31, 2012, as reduced by $17 million of outstanding letters of credit.

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

On February 8, 2013, Freescale Inc. was advised by the lead arranger under its proposed new senior secured term loan facility that sufficient orders have been received by the arrangers to allocate and close the proposed new term loan facility. The proposed new term loan facility provides for two term loan tranches in an aggregate principal amount of approximately $2.74 billion, consisting of a $350 million term loan that will mature in December 2016 and a $2.39 billion term loan that will mature in March 2020. The maturity of the 2020 term loan may be accelerated to December 2017 under specified circumstances.

The proceeds anticipated from the proposed new term loan facilities are intended to be used to refinance Freescale’s outstanding term loans under the Credit Facility and to pay a portion of the related fees and expenses. Freescale expects to use cash on hand to pay any remaining fees and expenses. The refinancing is expected to, among other things, (i) reduce principal amount of indebtedness currently due in 2016, (ii) extend to 2020 the maturities of our indebtedness currently due in 2019 and a portion of our indebtedness currently due in 2016 and (iii) increase our cash interest expense by approximately $6 million annually based on current interest rates. The proposed new term loan facilities will be effected as an amendment to, or an amendment and restatement of, the Credit Facility subject to customary conditions.

These transactions are currently scheduled to close on March 1, 2013, subject to customary closing conditions, at which time we expect the 2016 loan will be issued at par and the 2020 loan will be issued with an original issue discount of $24 million, subject to accretion to par value over the term of the facility. There can be no assurance that Freescale Inc. will be successful in obtaining the proposed new term loan facility on the terms discussed above, on reasonably acceptable terms or at all.

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

Valuation of Long-Lived Assets

The net book values of these tangible and intangible long-lived assets at December 31, 2012 and 2011 were as follows:

(in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Property, plant and equipment	$715	$772
Intangible assets	64	84

Total net book value	$779	$856

We assess the impairment of investments and long-lived assets, which include our goodwill, identifiable intangible assets and property, plant and equipment (PP&E), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2012, we recorded an $11 million accelerated amortization charge associated with certain of our intangible assets to reorganization of business and other. (Refer to Note 2, “Other Financial Data” and Note 10, “Reorganization of Business and Other” in our accompanying audited consolidated financial statements for further discussion.) As of December 31, 2012 and 2011, no indications of impairment existed.

Identifiable Intangible Assets

We determine the fair value of our intangible assets in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Our impairment evaluation of identifiable intangible assets and PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Examples of discounted cash flow methodologies utilized are the excess earnings method for purchased licenses and the royalty savings method for trademarks/tradenames.

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

The valuations of our purchased licenses are based on the excess earnings method, which incorporates our long-term net sales projections as a key assumption. The net sales attributable to purchased licenses is determined by adjusting our long-term net sales projections for the percentage of our total net sales allocated to purchased licenses in consideration of the estimated life of the underlying technologies. As technology in-process at the time the intangible asset was established and future technology begin to generate net sales, sales from purchased licenses are projected to decline. The net sales described above are reduced by production and operating costs. The resulting cash flows are tax-effected using an assumed market participant rate. We then adjust the cash flows for various contributory asset charges (working capital, fixed assets, technology royalty, trademark/tradename and assembled workforce). The resulting cash flows are discounted and result in the estimated fair value of the respective intangible asset. We also incorporate an estimate of the future tax savings from amortization in the estimated fair value of purchased licenses.

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

The primary assumptions in each of these calculations are net sales and cost projections and the WACC utilized to discount the resulting cash flows. Our assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve. Our cost projections include production, research and development and selling, general and administrative costs to generate the net sales associated with the asset being valued. These cost projections are based upon historical and projected levels of each cost category based on our overall projections for the Company. During 2012, we recorded an $11 million non-cash accelerated amortization charge based on the reassessment of useful lives and related acceleration of remaining amortization for certain of our purchased licenses which have no future benefit due to being directly related to programs we have cancelled in connection with the 2012 Strategic Realignment. (Refer to Note 2, “Other Financial Data” and Note 10, “Reorganization of Business and Other” in our accompanying audited consolidated financial statements for further discussion.) As of December 31, 2012 and 2011, we determined that no other indicators of impairment existed with regard to our intangible assets.

PP&E

Our impairment evaluation of PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future net sales and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. During 2011 and 2010, we recorded various non-cash asset impairment charges for PP&E of $49 million and $6 million, respectively, in reorganization of business and other. The 2011 impairment was the result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center from the March 2011 earthquake which occurred off the coast of Japan near this site. As of December 31, 2012 and 2011, we determined that no other indicators of impairment existed with regard to our PP&E. (Refer to Note 9, “Asset Impairment Charges” and Note 10, “Reorganization of Business and Other” to our accompanying audited consolidated financial statements for further discussion.)

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

Following the appointment of Gregg Lowe as president and CEO of Freescale, we completed a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. We recorded cash and non-cash charges of $52 million in connection with re-allocating research and development resources and re-aligning sales resources. (Refer to Note 2, “Other Financial Data” and Note 10, “Reorganization of Business and Other” for more information on the transactions described in this section.)

In 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” which streamlined our cost structure and redirected some research and development investments into expected growth markets. We announced in the second quarter of 2009 our plans to exit our remaining 150 millimeter manufacturing facilities in Sendai, Japan and Toulouse, France, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. As of December 31, 2012, the remaining actions to be completed are the disposal of the land and building located in Sendai, Japan and the decommissioning of the land and building located in Toulouse, France along with payment of the remaining separation and exit costs. Our severance and exit costs associated with the Reorganization of Business Program in 2012, 2011 and 2010 were not significant or approximated reversals of prior accruals.

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

Valuation allowances of $1,089 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2012, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. In certain foreign jurisdictions, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized after considering all positive and negative factors as to the recoverability of these assets. At December 31, 2012 valuation allowances of $67 million have also been recorded on certain deferred tax assets in foreign jurisdictions.

We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law. The amounts ultimately paid upon resolution of audits could be different from the amounts previously included in our income tax expense and therefore could have an impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense (benefit) or adjust valuation allowances.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. As of December 31, 2012, we had reserves of $173 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.

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

As of December 31, 2012 and 2011, we recorded $58 million and $73 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. The change in our reserves for inventory from 2011 to 2012 was due primarily to the scrapping of obsolete inventory and the subsequent sale of inventory for which reserves were previously recorded. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Product Sales and Intellectual Property Revenue Recognition and Valuation

We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales associated with reserves for allowances for collectability, discounts, price protection, product returns and distributor incentive programs at the time the related sale is recognized. The establishment of such reserves is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and prevailing and the forecasted pricing environments. The process of evaluating these factors is highly subjective and requires significant estimates, including, but not limited to, forecasted demand, returns, industry pricing assumptions, distributor resales and inventory levels. In future periods, additional provisions may be necessary due to (i) a deterioration in the semiconductor pricing environment, (ii) reductions in anticipated demand for semiconductor products and/or (iii) lack of market acceptance for new products. If these factors result in a significant adjustment to our reserves, they could significantly impact our future operating results.

Distributor reserves estimate the impact of credits granted to distributors under certain programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data do not represent anticipated future activity. In 2012, 2011 and 2010, 23% of our revenue was generated from sales of our products to distributors.

In revenue arrangements that include multiple deliverables, judgment is required to properly identify the accounting units of such multiple deliverable transactions and to determine the manner in which revenue should be allocated among those accounting units. Net sales from contracts with multiple deliverables are recognized as each deliverable is earned based on the relative fair value of each deliverable when there are no undelivered items that are essential to the functionality of the delivered items and when the amount is not contingent upon delivery of the undelivered items. More specifically, the deliverables under each arrangement are analyzed to determine whether they are separate units of accounting, and if so, the total arrangement consideration is allocated based on each deliverable’s relative selling price using vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”), or estimated selling prices (“ESP”). When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to, our pricing practices, gross margin objectives, internal costs and industry specific information. Changes in any number of these factors may have a substantial impact on the selling price as assigned to each deliverable. These inputs and assumptions represent management’s best estimates at the time of the transaction. Applicable receivables are discounted in accordance with U.S. GAAP.

We recognize revenue from the licensing of our intellectual property when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized based on royalty reports received from the licensee, provided that all other criteria have been met. Revenue from licensing our intellectual property approximated 5%, 3% and 2% of net sales in 2012, 2011 and 2010, respectively.

We entered into several intellectual property revenue arrangements during 2012 that contained multiple deliverables. Certain of these arrangements may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. The total consideration to be received under these agreements is $287 million, of which $194 million was received in 2012. The remaining cash will be received over the next seven years, with $65 million anticipated to be received within the next twelve months. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements can also be linked with other contractual agreements and could represent multiple element arrangements under ASC Topic 605, “Revenue Recognition” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Share-Based Compensation

We account for awards granted under our share-based employee compensation plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These plans are more fully described in Note 6, “Employee Benefits and Incentive Plans” in the accompanying audited Consolidated Financial Statements and under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement.

Prior to our 2011 IPO

We estimated fair values for non-qualified stock options granted prior to the IPO under the 2006 Management Incentive Plan and the 2007 Employee Incentive Plan during the applicable periods using the Black-Scholes option-pricing model with the weighted-average assumptions as indicated below:

	Quarter Ended April 1, 2011	Year Ended December 31, 2010
Weighted average grant date fair value per share	$7.43	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%
Expected lives (in years)	6.25	6.25
Risk free interest rate	1.8%	2.6%
Expected dividend yield	—%	—%

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

The income approach is a valuation technique that provides an estimate of the fair value of a business based on the cash flows that a business can be expected to generate over its remaining life. This approach begins with an estimation of the annual cash flows for each of the next ten years, which is then converted to a present value equivalent using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the business at the end of the discrete ten year projection period to arrive at an estimate of the fair value of the business enterprise.

We prepared a financial forecast for each valuation to be used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts take into account past experience and future expectations. There is inherent uncertainty in these estimates.

We also consider the fact that our shareholders were restricted from transferring their common shares, subject to limited exceptions. The estimated fair value of our common shares at each valuation date reflected a non-marketability discount, partially based on the anticipated likelihood and timing of a future liquidity event. In the determination of fair value of the common shares, the non-marketability discount was 8% at the end of 2010. The discount was reduced in December 2010 based on the expectation of a potential liquidity event within the next 12 months. The resulting estimated fair value of common shares was:

	Three Months Ended April 1, 2011	Year Ended December 31, 2010
Weighted average grant date fair value per share	$12.69	$6.40

The differences between the initial public offering price of $18.00 per share and the weighted average grant date fair value per share utilized in the first quarter of 2011 and that used in 2010 was due primarily to the continuing improvement in the market based valuations of our peer group and the continuing improvements in our operating results and was impacted by changes in the fair value of our outstanding debt during such periods. The indicators of improvements in market based valuations were demonstrated by the increase in the Philadelphia Semiconductor Index of approximately 26% as of April 21, 2011 compared to 8% compared to December 31, 2010; increases in the stock prices of our peer group ranging from 4% to 75% as of April 21, 2011 compared to December 31, 2010; and a peer group company initial public offering completed in the second half of 2010 that experienced an increase in its stock price of 139% and 60% as of April 21, 2011 compared to its initial public offering price and December 31, 2010, respectively. In addition, the differences between the initial public offering price of $18.00 per share and the weighted average grant date fair value per share utilized in the first quarter of 2011 and that used in 2010 was also impacted by the use of proceeds from our IPO and related over-allotment option. We utilized the net proceeds, together with cash on hand, to reduce our outstanding debt by approximately 13%, which reduced our annual interest expense by approximately 10% compared to 2010. Both of these factors had significant impact on our equity value, which we were not able to take into consideration in our accounting for share-based compensation until the completion of our IPO and the related over-allotment option and the application of the net proceeds as intended. In addition, we continued to experience improvements in our financial operating performance (which ultimately impact our forecasts) as demonstrated by our net sales increasing 17% and our gross margin increasing 31% in the first quarter of 2011 as compared to the corresponding period in the prior year. We also experienced improvements in net sales of approximately 24%; an increase in adjusted operating earnings of 200%; and an increase in adjusted EBITDA of 51% in the fourth quarter of 2010 versus the corresponding period in the prior year.

There was inherent uncertainty in the forecasts and projections that were used in our common share valuations. If we had made different assumptions and estimates, the amount of our share-based compensation expense and net loss could have been different, and such differences could have been material. We performed a sensitivity analysis of the impact of an increase in the estimated fair value of our common shares on our share-based compensation expense under ASC Topic 718 for grants made in the first quarter of 2011 and during 2010. We granted 0.3 million options and 27 thousand restricted stock units during the first quarter of 2011 and 0.5 million options and 58 thousand stock units during 2010. The impact of a $1 increase in the estimated fair value of our common shares from the respective estimated fair value of $12.69 per share for grants made during the first quarter of 2011 and $6.40 per share for grants made during 2010 would have resulted in an increase in share-based compensation expense of approximately $360,000 and $750,000 for the years ended December 31, 2011 and 2010, respectively. Using our IPO offering price of $18.00 per share for the sensitivity analysis, our share-based compensation expense would have increased by less than $1 million and $2 million for the years ended December 31, 2011 and 2010, respectively.

Using the initial public offering price of $18.00 per share, the aggregate intrinsic value of our vested outstanding stock options as of April 1, 2011 approximated $30 million and the aggregate intrinsic value of our unvested outstanding stock options as of April 1, 2011 approximated $91 million.

We believe that we used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” to determine the fair value of our common shares.

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

Subsequent to our 2011 IPO

We estimated fair values for non-qualified stock options granted subsequent to the IPO under the 2011 Omnibus Plan using the Black-Scholes option-pricing model with the weighted-average assumptions as indicated below:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average grant date fair value per share	$6.93	$7.82
Weighted average assumptions used:
Expected volatility	63.0%	80.0%
Expected lives (in years)	5.00	4.75
Risk free interest rate	0.92%	0.89%
Expected dividend yield	—%	—%

Due to our continued lack of extensive history as a public company, we have continued to compute our volatility assumption based on historical volatilities and implied volatilities of our peer group companies (as noted above). When establishing the expected life assumption, we used the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.

Recent Accounting Pronouncements and Legislation Changes

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATR Act”) which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the ATR Act are recognized in 2013. The renewal of this credit is not anticipated to change the Company’s effective tax rate because the Company has incurred cumulative domestic losses, and has recorded valuation allowances against substantially all its domestic deferred tax assets.

The SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries. The conflict mineral rules cover minerals frequently used to manufacture a wide array of electronic and industrial products including semiconductor devices. The rules do not ban the use of minerals from conflict sources, but require public disclosure beginning with calendar year 2013. We have determined that we are subject to the rules and are evaluating our supply chain and continue to develop processes to assess the impacts and comply with the regulation.

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

In order to reduce the exposure of our financial results to fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in countries in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. Refer to Note 5, “Risk Management” to the accompanying audited Consolidated Financial Statements for further discussion.

At December 31, 2012, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $217 million. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of less than $1 million at December 31, 2012. Forward contract losses of $2 million for 2012 were recorded in other, net in the accompanying audited Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and future transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2012:

Buy (Sell)	December 31, 2012
Euro	$104
Japanese Yen	$28
Malaysian Ringgit	$26
Chinese Renminbi	$23
Israeli Shekel	$5
Taiwan Dollar	$(12)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $42 million as of December 31, 2012 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets, liabilities and future transactions being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the contract. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At December 31, 2012, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges with notional amounts of $68 million and $77 million, respectively, and fair values of a net unrealized gain of $1 million and $1 million, respectively. These forward contracts have original maturities of less than 18 months. Gains of $3 million for 2012 were recorded in cost of sales in the accompanying audited Consolidated Statement of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. No realized results have been recorded in the accompanying audited Consolidated Statements of Operations related to our Chinese Renminbi cash flow hedges as they hedge cost of sales, selling, general and administrative and research and development expenses forecasted to occur 2013. Additionally, losses of $2 million for 2012 were recorded in research and development expense associated with Israeli Shekel hedges that settled during the year.

Commodity Price Risk

In addition to our foreign exchange financial instruments at December 31, 2012, we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 17,000 ounces. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of less than $1 million at December 31, 2012. A 10% increase in the price of gold would increase our cost of sales by $10 million annually, absent our outstanding gold swap contracts. A 10% change in the price of gold would have a $3 million impact on the fair value of our gold swap contracts. A net loss of less than $1 million was recorded in other expense, net in the accompanying audited Consolidated Statements of Operations related to ineffectiveness on our realized results attributable to these hedges. In addition, a net realized loss of $3 million was recorded in cost of sales related to our realized results attributable to these gold swap contracts. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2012 we had interest bearing cash and cash equivalents of $711 million. A 100 basis point change in LIBOR rates would have a $7 million impact on our interest income.

At December 31, 2012, we had total debt of $6,385 million, including $2,768 million of variable interest rate debt based on either 1-month or 3-month LIBOR, of which $496 million is subject to a LIBOR floor. As of December 31, 2012, we have effectively fixed our interest rate on $100 million of our variable rate debt from December 1, 2012 through December 1, 2015, $200 million of our variable rate debt from December 1, 2012 through December 1, 2016 and an additional $500 million of our variable rate debt from December 1, 2013 through December 1, 2016 with the use of interest rate swap agreements. The fair value of the interest rate swap agreements, excluding accrued interest, at December 31, 2012 was a $17 million obligation. We had $200 million of variable rate debt hedged based on fixed interest payments at an average rate of 3.76% using interest rate swaps that concluded in December 2012. As our interest rate swap agreements are not designated as cash flow hedges, the change in fair value each reporting period is reflected within other, net on the audited Consolidated Statements of Operations. During the year ended December 31, 2012, we recognized losses of $17 million associated with these agreements. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates would result in a change in our interest expense of $23 million per year, absent the benefit from any hedging agreement.

The fair value of our long-term debt approximated $6,562 million at December 31, 2012, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would have a $87 million impact on the fair value of our long-term debt and a $27 million impact on the fair value of our interest rate swap agreements. The impact of the change in fair value of our interest rate swap agreements would be reflected within other, net on the Statement of Operations as these instruments are not designated as cash flow hedges. The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2012.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2012, we believe that our exposure to counterparty risk is immaterial.

Item 8:	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Freescale Semiconductor, Ltd.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freescale Semicondcutor, Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated February 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas

February 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Freescale Semiconductor, Ltd.:

We have audited Freescale Semiconductor, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Freescale Semiconductor, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Freescale Semiconductor, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Austin, Texas

February 8, 2013

Freescale Semiconductor, Ltd.

Consolidated Statements of Operations

(in millions, except per share amounts)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net sales	$3,945	$4,572	$4,458
Cost of sales	2,304	2,677	2,768

Gross margin	1,641	1,895	1,690
Selling, general and administrative	438	510	502
Research and development	742	797	782
Amortization expense for acquired intangible assets	13	232	467
Reorganization of businesses and other	(15)	82	—

Operating earnings (loss)	463	274	(61)
Loss on extinguishment or modification of long-term debt, net	(32)	(97)	(417)
Other expense, net	(531)	(559)	(600)

Loss before income taxes	(100)	(382)	(1,078)
Income tax expense (benefit)	2	28	(25)

Net loss	$(102)	$(410)	$(1,053)

Net loss per share(1):
Basic	$(0.41)	$(1.82)	$(5.35)
Diluted	$(0.41)	$(1.82)	$(5.35)
Weighted average common share outstanding(1):
Basic	248	226	197
Diluted	251	227	197

(1)	Year ended December 31, 2010 adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor, Ltd.

Consolidated Statements of Comprehensive Loss

(in millions)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net loss	$(102)	$(410)	$(1,053)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(5)	1
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	6	(4)	(1)
Less: reclassification adjustment for items included in net loss	1	—	—
Post-retirement adjustments:
Net (loss) earnings arising during the period	(18)	7	(16)

Other comprehensive loss	(11)	(2)	(16)

Comprehensive loss	$(113)	$(412)	$(1,069)

See accompanying notes.

Freescale Semiconductor, Ltd.

Consolidated Balance Sheets

(in millions)	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$711	$772
Accounts receivable, net	384	459
Inventory, net	797	803
Other current assets	166	198

Total current assets	2,058	2,232

Property, plant and equipment, net	715	772
Intangible assets, net	64	84
Other assets, net	334	327

Total assets	$3,171	$3,415

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$6	$2
Accounts payable	323	347
Accrued liabilities and other	543	451

Total current liabilities	872	800
Long-term debt	6,375	6,589
Other liabilities	455	506

Total liabilities	7,702	7,895

Stockholders’ deficit:
Preference shares, par value $0.01 per share; 100 shares authorized, no shares issued or outstanding at December 31, 2012 or 2011	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 249 and 246 issued and outstanding at December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	8,217	8,155
Accumulated other comprehensive earnings	14	25
Accumulated deficit	(12,764)	(12,662)

Total stockholders’ deficit	(4,531)	(4,480)

Total liabilities and stockholders’ deficit	$3,171	$3,415

See accompanying notes.

Freescale Semiconductor, Ltd.

Consolidated Statements of Shareholders’ Deficit

	Common Shares(1)
(in millions)	Common Shares	Amount	Additional Paid-in Capital(1)	Accumulated Other Comprehensive Earnings	Accumulated Deficit	Total Stockholders’ Deficit
Balances at January 1, 2010	196	$2	$7,260	$43	$(11,199)	$(3,894)
Net loss	—	—	—	—	(1,053)	(1,053)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	1	—	1
Net derivative instrument adjustments (net of tax effect)	—	—	—	(1)	—	(1)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(16)	—	(16)
Amortization of deferred compensation	—	—	29	—	—	29

Balances at December 31, 2010	196	$2	$7,289	$27	$(12,252)	$(4,934)

Net loss	—	—	—	—	(410)	(410)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(5)	—	(5)
Net derivative instrument adjustments (net of tax effect)	—	—	—	(4)	—	(4)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	7	—	7
Amortization of deferred compensation	—	—	27	—	—	27
Proceeds from initial public offering	49	—	838	—	—	838
Proceeds from share-based compensation awards	1	—	1	—	—	1

Balances at December 31, 2011	246	$2	$8,155	$25	$(12,662)	$(4,480)

Net loss	—	—	—	—	(102)	(102)
Net derivative instrument adjustments (net of tax effect)	—	—	—	7	—	7
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(18)	—	(18)
Amortization of deferred compensation	—	—	39	—	—	39
Proceeds from share-based compensation awards	2	—	9	—	—	9
Proceeds from ESPP	1	—	14	—	—	14

Balances at December 31, 2012	249	$2	$8,217	$14	$(12,764)	$(4,531)

(1)	Year ended December 31, 2010 adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor, Ltd.

Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net loss	$(102)	$(410)	$(1,053)
Depreciation and amortization	275	724	1,041
Reorganization of businesses and other	(15)	82	—
Share-based compensation	43	27	28
Deferred income taxes	25	13	(47)
Loss on extinguishment or modification of debt, net	32	97	417
Proceeds from business interruption and inventory insurance recoveries	96	52	—
Deferred intellectual property revenue	86	—	—
Other non-cash items	4	(45)	34
Change in operating assets and liabilities:
Accounts receivable, net	83	24	(96)
Inventory, net	17	(66)	(67)
Accounts payable and accrued liabilities	(145)	(383)	157
Other operating assets and liabilities	(49)	(16)	(20)

Net cash provided by operating activities	350	99	394

Cash flows from investing activities:
Purchases of property, plant and equipment	(123)	(135)	(281)
Proceeds from sale of property, plant and equipment and assets held for sale	19	68	22
Sales and purchases of short-term and other investments, net	1	3	35
Payments for purchased licenses and other assets	(73)	(62)	(96)
Proceeds from property and casualty insurance recoveries	—	37	—

Net cash used for investing activities	(176)	(89)	(320)

Cash flows from financing activities:
Retirement of and payments for long-term debt and capital lease obligations	(734)	(1,853)	(3,181)
Debt issuance proceeds, net of debt issuance costs	481	724	2,798
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	—	838	—
Proceeds from stock option exercises and ESPP	21	—	—
Other	—	1	—

Net cash used for financing activities	(232)	(290)	(383)

Effect of exchange rate changes on cash and cash equivalents	(3)	9	(11)

Net decrease in cash and cash equivalents	(61)	(271)	(320)
Cash and cash equivalents, beginning of period	772	1,043	1,363

Cash and cash equivalents, end of period	$711	$772	$1,043

See accompanying notes.

Freescale Semiconductor, Ltd.

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

On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Semiconductor, Ltd. (“Freescale Ltd.”). At the close of the Merger, Freescale Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Ltd. All five of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Freescale Holdings L.P., a Cayman Islands limited partnership (“Freescale LP”), an entity controlled by the Sponsors, owns the majority of the outstanding shares of Freescale Ltd. as of December 31, 2012. The reporting entity subsequent to the Merger is Freescale Ltd. Freescale Ltd. refers to the operations of Freescale Ltd. and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.

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

In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer relationships, developed technology / purchased licenses, and in-process research and development (IPR&D) (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges increased significantly. During 2008, however, we incurred substantial non-cash impairment charges against the intangible assets established at the time of the Merger. This event served to reduce the post-Merger increase in our non-cash amortization charges, although they are still above pre-Merger levels. As of December 31, 2011, the majority of these adjustments were fully amortized.

During 2011, we completed an IPO with an over-allotment option in which we sold a total of 49,067,000 of our common shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled approximately $838 million, after deducting the incremental costs directly attributable to the transaction, including underwriters’ discounts and offering expenses. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem an aggregate of approximately $974 million in outstanding indebtedness, (ii) to pay approximately $68 million to affiliates and advisors of our Sponsors in connection with the termination of our management agreements and (iii) to pay approximately $11 million in fees and expenses in connection with the amendment of our Credit Facility, including the establishment of the Replacement Revolver. (Refer to Note 4, “Debt” for further discussion of the repayment, redemption and amendment transactions referenced in this section and refer to Note 10, “Reorganization of Business and Other” and Note 11, “Certain Relationships and Related Party Transactions” for further discussion of the payment to affiliates and advisors of our Sponsors.)

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Risks and Uncertainties: Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, various industrial devices relating to factory automation, energy conservation and medical equipment and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand.

We continue to focus our resources on our core automotive, networking, industrial and consumer products. Our future net sales and profitability will be affected by, among other factors, the general global economic environment, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our targeted markets, among other factors.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are related primarily to European customers where these terms are customary and certain customers to whom Freescale ships product directly from Asia, are recognized upon delivery. Accruals are established, with the associated reduction to net sales at the time the related net sales are recognized, for allowances for discounts and product returns based on actual historical experience. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are performed.

Net sales from contracts with multiple deliverables are recognized as each deliverable is earned based on the relative fair value of each deliverable when there are no undelivered items that are essential to the functionality of the delivered items and when the amount is not contingent upon delivery of the undelivered items. More specifically, the deliverables under each arrangement are analyzed to determine whether they are separate units of accounting, and if so, the total arrangement consideration is allocated based on each deliverable’s relative selling price using vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”), or estimated selling prices (“ESP”). When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to, our pricing practices, gross margin objectives, internal costs and industry specific information. Changes in any number of these factors may have a substantial impact on the selling price as assigned to each deliverable. These inputs and assumptions represent management’s best estimates at the time of the transaction. Applicable receivables are discounted in accordance with U.S. GAAP.

Revenue related to licensing agreements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized based on royalty reports received from the licensee, provided that all other criteria have been met. As a percentage of sales, revenue related to licensing agreements represented 5%, 3% and 2% for the years ended December 31, 2012, 2011 and 2010, respectively.

Distributor Sales: Revenue from sales to distributors of our products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, we offer incentive programs common to the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to net sales, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current distributor inventory levels. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data does not represent anticipated future activity. As a percentage of sales, revenue derived from distributors represented 23% for the years ended December 31, 2012, 2011 and 2010.

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

Share-Based Compensation Costs: We have several share-based employee compensation plans, which are more fully described in Note 6, “Employee Benefit and Incentive Plans.” We account for awards granted under those plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). We estimate the fair value of non-qualified options using the Black-Scholes option-pricing model with the weighted-average assumptions listed in Note 6.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the straight-line method, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 3-17 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by Freescale Ltd. as part of the Merger were established in connection with the allocation of fair values at December 2, 2006 were largely fully depreciated as of December 31, 2011.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and is reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.

Intangible Assets: Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives ranging from two to ten years. The useful lives of the intangible assets acquired by Freescale Ltd. as part of the Merger were established in connection with the allocation of fair values at December 2, 2006 and were largely fully amortized as of December 31, 2011. We have no intangible assets with indefinite useful lives.

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

Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2012 and 2011. See Note 3, “Fair Value Measurement,” Note 4, “Debt,” Note 5, “Risk Management” and Note 6, “Employee Benefit and Incentive Plans” for further details concerning fair value measurement, the fair value of our long-term debt, derivative contracts and pension plan assets, respectively.

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

Business Segments: Management believes the current organizational structure of our sales and marketing, new product introduction, and supply chain operations enable us to execute to our strategic growth initiatives. We have five major focused product groups to facilitate faster decision making and focus on delivering new products. As a result of the current organizational structure, we operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer (CEO) has been identified as the Chief Operating Decision Maker as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). We have one operating segment, as defined by ASC Topic 280, and therefore, the aggregation criteria to determine the reportable segment are not applicable.

(2) Other Financial Data

Statements of Operations Supplemental Information

Intellectual Property Revenue

We entered into several intellectual property revenue arrangements during 2012 that contained multiple deliverables. The arrangements include (i) multi-year patent license agreements, ranging from six to eight years, one of which contains renegotiation rights from the second quarter of 2012 through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. The total consideration to be received under these agreements is $287 million, of which $194 million was received in 2012. The remaining cash will be received over the next seven years, with $65 million anticipated to be received within the next twelve months.

The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income is recognized for the accounting units when the basic revenue recognition criteria are met, which is consistent with our policy for revenue recognition related to products and services.

We recognized $136 million in revenue for these agreements during 2012. Revenue for the patent license agreements will be recognized over the course of the renegotiation rights period, which began in the second quarter of 2012 and extends through the third quarter of 2013, if applicable, and up-front if renegotiation rights do not exist. Revenue for the patent sales and services will be recognized upon delivery of such items, and as such, there will be variability in the revenue recognized in future periods. Revenue for the remaining items will be recognized ratably over the course of the respective agreements. We also recognized $56 million of intellectual property revenue in 2012 related to patent license agreements entered into previously. At December 31, 2012 and 2011, included in accrued liabilities and other on our accompanying audited Consolidated Balance Sheets was $103 million and $10 million, respectively, of deferred revenue related to our intellectual property and other agreements.

Loss on Extinguishment or Modification of Long-Term Debt, Net

During 2012, we recorded charges totaling $32 million in the accompanying audited Consolidated Statement of Operations associated with (i) the close of the Q1 2012 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan, and (ii) the redemption of a portion of our senior notes. These charges consisted of call premiums, the write-off of unamortized deferred financing costs associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”).

During 2011 and in connection with the completion of the IPO, we recorded a net charge of $96 million in the accompanying audited Consolidated Statement of Operations associated with IPO Debt Redemption, the Over-Allotment Debt Redemptions, the Q3 2011 Debt Refinancing Transaction and the amendment to the Credit Facility. This charge consisted of expenses not eligible for capitalization under ASC Subtopic 470-50 including call premiums of $74 million and the write-off of remaining unamortized deferred financing costs of $19 million related to the extinguished debt. In addition, during 2011, we recorded a $1 million loss related to the open-market repurchases of $26 million of our senior unsecured notes.

In 2010, we recorded a net pre-tax charge of $432 million in the accompanying audited Consolidated Statement of Operations attributable to the write-off of remaining original issue discount and unamortized deferred financing costs along with other charges not eligible for capitalization under ASC Subtopic 470-50 associated with the 2010 Debt Refinancing Transactions, as well as the first quarter of 2010 Amend and Extend Arrangement (“A&E Arrangement”). The A&E Arrangement allowed Freescale Inc. to issue new debt with extended maturities and use the proceeds to prepay debt with maturities in the more immediate future. Additionally, it allowed Freescale Inc. to amend the Credit Facility to allow for additional future debt refinancing or extension transactions. These charges were partially offset by a $15 million pre-tax gain, net related to the open-market repurchases of $213 million of our senior unsecured notes. (Refer to Note 4, “Debt” for definitions and discussion of the other capitalized terms referenced in this section.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying audited Consolidated Statements of Operations:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest expense	$(519)	$(572)	$(591)
Interest income	9	9	8

Interest expense, net	(510)	(563)	(583)
Other, net	(21)	4	(17)

Other expense, net	$(531)	$(559)	$(600)

Cash paid for interest was $511 million, $524 million and $472 million in 2012, 2011 and 2010, respectively.

During 2012, we recorded losses in other, net of $17 million attributable to the realized results and changes in the fair value associated with our interest rate swap agreements as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). Additionally, we recorded losses of $4 million in 2012 related primarily to foreign currency fluctuations. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further discussion of our hedging arrangements.)

During 2011, we recorded gains in other, net of $4 million primarily attributable to foreign currency fluctuations partially offset by changes in the fair value of our interest rate swaps, caps and gold swap contracts.

During 2010, we recognized losses in other, net of $14 million due to the change in the fair value of our interest rate swaps and interest rate caps. We also recorded a $3 million loss in other, net, related to the decline in value of one of our investments accounted for under the equity method.

Net Loss Per Share

As a result of the 1-for-5.16 reverse stock split of our common shares as discussed below, the number of common shares outstanding on May 7, 2011 decreased from approximately 1,013 million to 196 million. For the year ended December 31, 2010, basic and diluted weighted average common shares outstanding and net loss per common share have been calculated to reflect the 1-for-5.16 reverse stock split.

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share” using the treasury stock method. Basic net loss per share is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the Company. Approximately 14 million, 12 million and 21 million for 2012, 2011 and 2010, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted net loss per share because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

(in millions, except per share amounts)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010(5)
Basic net loss per share:
Numerator:
Net loss	$(102)	$(410)	$(1,053)
Denominator:
Weighted average common shares outstanding(1)	248	226	197

Basic net loss per share	$(0.41)	$(1.82)	$(5.35)

Diluted net loss per share:
Numerator:
Net loss	$(102)	$(410)	$(1,053)
Denominator:
Number of shares used in basic computation	248	226	197
Add: Incremental shares for dilutive effect of warrants(2)	—	—	—
Add: Incremental shares for dilutive effect of stock options(3)	2	1	—
Add: Incremental shares for dilutive effect of unvested restricted stock units(4)	1	—	—

Adjusted weighted average common shares outstanding(1)	251	227	197

Diluted net loss per share	$(0.41)	$(1.82)	$(5.35)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.
(2)	A warrant to purchase an aggregate of 9.5 million common shares at $36.12 per share was outstanding during all periods presented, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.
(3)	Stock options to purchase an aggregate of 5 million, 1 million and 11 million common shares were outstanding during 2012, 2011 and 2010, respectively are anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.
(4)	Unvested RSUs of 1 million and less than 1 million for 2011 and 2010, respectively, are anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. There were no unvested RSUs that are anti-dilutive for 2012.
(5)	As adjusted for the impact of the 1-for-5.16 reverse stock split.

Balance Sheets Supplemental Information

Inventory, Net

Inventory, net consisted of the following:

	December 31, 2012	December 31, 2011
Work in process and raw materials	$578	$591
Finished goods	219	212

	$797	$803

As of December 31, 2012 and 2011, we had $58 million and $73 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2012	December 31, 2011
Deferred income taxes	$86	$94
Prepaid expenses	28	28
Miscellaneous receivables	20	31
Income tax receivable	10	17
Other	22	28

	$166	$198

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2012	December 31, 2011
Land	$56	$56
Buildings and improvements	854	855
Machinery and equipment	2,471	2,508
Assets not yet placed in service	21	39

Total	3,402	3,458
Less accumulated depreciation and amortization	(2,687)	(2,686)

	$715	$772

Depreciation and amortization expense was $179 million, $393 million and $488 million for the years ended December 31, 2012, 2011 and 2010, respectively, including capital lease amortization expense of $3 million, $5 million and $10 million in 2012, 2011 and 2010, respectively. Included in property, plant and equipment are capital lease assets of $6 million and $8 million as of December 31, 2012 and 2011, respectively. These capital lease asset amounts are net of accumulated amortization of $35 million and $70 million as of December 31, 2012 and 2011, respectively.

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

Intangible Assets, Net

Amortized intangible assets of $64 million and $84 million at December 31, 2012 and 2011, respectively, were composed of the following:

	December 31, 2012		December 31, 2011
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$39	$25	$749	$728
Customer relationships	—	—	1	1
Trademarks / tradenames	144	94	144	81

	$183	$119	$894	$810

Amortization expense for these intangible assets was $29 million, $248 million and $481 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is estimated to be $22 million in 2013, $17 million in 2014, $13 million in 2015 and $12 million in 2016. There is currently no amortization expense scheduled past 2016. A significant portion of our developed technology established in connection with the Merger became fully amortized during 2011. In connection with the 2012 Strategic Realignment, we recorded an $11 million accelerated amortization charge associated with the change in remaining useful lives of certain of our purchased licenses to reorganization of business and other in the accompanying audited Consolidated Statement of Operations. As a result, operating earnings decreased and net loss increased by approximately the same amount, or by $0.04 per share. (Refer Note 10, “Reorganization of Business and Other” for further details regarding this charge.)

Other Assets, Net

Other assets, net consisted of the following:

	December 31, 2012	December 31, 2011
Deferred financing costs, net	$106	$115
Deferred income taxes	101	100
Tool and die, net	53	48
Other long-term receivables	43	28
Asia land leases	19	19
Income tax receivable	7	3
Other	5	14

	$334	$327

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Employee compensation	$120	$121
Severance	107	48
Interest payable	103	115
Deferred revenue	103	10
Accrued technology cost	24	26
Taxes other than income taxes	9	23
Other	77	108

	$543	$451

Other Liabilities

Other liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Retiree healthcare obligation	$157	$148
Pension obligations	102	78
Income taxes payable	71	116
Deferred income taxes	43	29
Environmental reserves	39	37
Interest rate swap agreements	14	—
Severance	4	70
Other	25	28

	$455	$506

Common Shares

On May 7, 2011, we effected a 1-for-5.16 reverse stock split of our common shares which is referred to as a share consolidation under Bermuda law. The reverse stock split increased the par value of those common shares from $.005 per share to $0.0258 per share. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital, as discussed in Note 6, “Employee Benefit and Incentive Plans” have been adjusted retrospectively to reflect the reverse stock split. On May 26, 2011, the par value of the common shares was reduced from $0.0258 per share to $0.01 per share, which resulted in an authorized share capital of 1,000 million shares, of which 900 million were designated common shares par value $0.01 each and 100 million were designated preference shares par value $0.01 each. The decrease in par value resulted in a decrease in the value of common shares and a corresponding increase in the value of additional paid-in capital for the year ended December 31, 2010.

Accumulated Other Comprehensive Earnings

The following table provides the components of accumulated other comprehensive earnings, net of tax:

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Postretirement Obligation	Foreign Currency Translation	Total
Balance at January 1, 2010	$—	$14	$29	$43
Current period net change	(1)	(16)	1	(16)

Balance at December 31, 2010	$(1)	$(2)	$30	$27

Current period net change	(4)	7	(5)	(2)

Balance at December 31, 2011	$(5)	$5	$25	$25

Current period net change	7	(18)	—	(11)

Balance at December 31, 2012	$2	$(13)	$25	$14

During 2012, in connection with the dissolution of the Sendai, Japan entity, the cumulative translation adjustment associated with this entity was reclassified from accumulated other comprehensive earnings to reorganization of business and other within the accompanying audited Consolidated Statement of Operations. This amount was offset by the effects of translating the financial position and results of operations of local currency functional operations for certain of our non-U.S. subsidiaries into U.S. dollars.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2012 and 2011, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In 2012 and 2011, there were no significant transfers between Level 1 and Level 2 inputs. We had no Level 3 instruments at December 31, 2012 or December 31, 2011.

As of December 31, 2012:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets
Money market mutual funds(1)	$192	$192	$—
Time deposits(1)	285	285	—
Foreign currency derivative contracts(2)	3	—	3

Total Assets	$480	$477	$3

Liabilities
Interest rate swap agreements(3)	$17	$—	$17
Foreign currency derivative contracts(2)	1	—	1

Total Liabilities	$18	$—	$18

As of December 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets
Money market mutual funds(1)	$357	$357	$—
Time deposits(1)	246	246	—
Foreign currency derivative contracts(2)	2	—	2

Total Assets	$605	$603	$2

Liabilities
Interest rate swap agreements(3)	$6	$—	$6
Commodity derivative contracts(4)	4	—	4
Foreign currency derivative contracts(2)	3	—	3

Total Liabilities	$13	$—	$13

The following footnotes indicate where the noted items are recorded in our accompanying audited Consolidated Balance Sheets at December 31, 2012 and 2011:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.
(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.
(3)	Interest rate swap agreements are reported as other liabilities and accrued liabilities and other at December 31, 2012 and as accrued liabilities and other at December 31, 2011.
(4)	Commodity derivative contracts are reported as accrued liabilities and other in both periods presented. The fair value at December 31, 2012 is less than $1 million.

Valuation Methodologies

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. For foreign currency and commodity derivatives, our approach uses forward contract valuation models employing market observable inputs, such as spot and forward rates for currencies and commodities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,562 million at December 31, 2012 and $6,632 million at December 31, 2011 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a non-recurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. As of December 31, 2012 and 2011, the carrying value of these assets was $1 million and $2 million, respectively.

Refer to Note 5, “Risk Management” for further discussion of our interest rate swap and cap agreements, our foreign currency derivative contracts and our commodity derivative contracts.

(4) Debt

The carrying value of our long-term debt at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Extended maturity term loan due 2016	$2,215	$2,215
2012 Term Loan due 2019	491	—
Replacement revolver due 2016	—	—
Senior secured 10.125% due 2018	663	663
Senior secured 9.25% due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014	57	57
Senior unsecured 8.875% notes due 2014	98	298
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	764

	6,380	6,589
Less: current maturities	(5)	—

Total long-term debt	$6,375	$6,589

Fourth Quarter 2012 Debt Redemption

On November 23, 2012, Freescale Inc. delivered to the holders of its Senior Unsecured 8.875% Notes due 2014 (“8.875% Unsecured Notes”) notice that it would redeem $100 million aggregate principal amount of the notes at par value, plus accrued and unpaid interest up to, but not including, the redemption date. These notes became callable at par on December 15, 2012. The redemption date was December 26, 2012, on which Freescale Inc. utilized $100 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes and pay accrued interest of less than $1 million. In connection with the redemption, we recorded a charge of $1 million in the accompanying audited Consolidated Statement of Operations associated with the write-off of unamortized deferred financing costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt, Net,” for further information on the debt transactions discussed in this note.)

Third Quarter 2012 Debt Redemption

On August 13, 2012, Freescale Inc. delivered to the holders of its 8.875% Unsecured Notes notice that it would redeem $100 million aggregate principal amount of the notes at the redemption price of 102.219% of the outstanding aggregate principal amount being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date. The redemption date was September 12, 2012, on which Freescale Inc. utilized $104 million of cash on hand to redeem $100 million of 8.875% Unsecured Notes, and pay related call premiums of $2 million along with accrued interest of $2 million. In connection with the redemption, we recorded a charge of $3 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums and write-off of unamortized deferred financing costs.

First Quarter 2012 Debt Refinancing Transaction

On February 28, 2012, Freescale Inc. received the requisite consents from its lenders to amend the senior secured credit facility (“Credit Facility”) which, among other things, allowed for the issuance of a new term loan and eliminated the remaining incremental borrowing capacity previously available under the Credit Facility. As a result, on February 28, 2012, Freescale Inc. closed the transaction referred to as the “Q1 2012 Debt Refinancing Transaction” and announced the amendment of the Credit Facility and the issuance of $500 million aggregate principal amount of a senior secured term loan due February 28, 2019 (“2012 Term Loan”). The 2012 Term Loan was issued with an original issue discount and was recorded at its fair value of $495 million on the accompanying audited Consolidated Balance Sheet. The net proceeds of this issuance, along with approximately $59 million of cash on hand, were used on March 29, 2012 to redeem $500 million of the senior subordinated 10.125% notes due 2016 (“Senior Subordinated Notes”), and pay related call premiums of $25 million, accrued interest of $15 million and amendment, consent and other fees totaling $14 million in the aggregate. In connection with the transaction, we recorded a charge of $28 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums, write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.

The proceeds from the issuance of the 2012 Term Loan were used to extinguish a portion of the Senior Subordinated Notes, thus relieving Freescale Inc. and the Guarantors of their obligations associated with that portion of the liability. (Refer to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements” for the definition of Guarantors.) This portion of the Q1 2012 Debt Refinancing Transaction constitutes an extinguishment of debt in accordance with ASC Subtopic 470-50, and was accounted for accordingly. Certain lenders who participated in the partial repayment of the Senior Subordinated Notes were also lenders under the 2012 Term Loan. Effectively, this portion of the Senior Subordinated Notes was exchanged by these lenders for the new term loan. This part of the transaction was accounted for as a modification of debt which was not deemed substantial under the guidance in ASC Subtopic 470-50.

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

On June 9, 2011, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 5,567,000 common shares at $18.00 per share. The over-allotment transaction closed on June 14, 2011, at which time we issued a 30-day notice of redemption announcing our intent to redeem a portion of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”). Subsequently, upon the expiration of this 30-day period on July 14, 2011, we used $96 million of net proceeds received in the over-allotment transaction, along with cash on hand, to redeem $87 million of the 10.125% Secured Notes and pay related call premiums of $9 million and accrued interest of $3 million, in a transaction referred to as the “Over-Allotment Debt Redemption.” Because cash proceeds were used for the redemption of debt in the IPO Debt Redemption and the Over-Allotment Debt Redemption, which relieved Freescale Inc. and the Guarantors of their obligations associated with the aforementioned portion of the liability outstanding under the Credit Facility, the 10.75% Unsecured Notes, the PIK-Election Notes and the 10.125% Secured Notes, these transactions were accounted for as extinguishments of debt in accordance with ASC Subtopic 470-50. In connection with these transactions, we recorded a charge of $53 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums, write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.

Second Quarter Debt Issuance and Third Quarter 2011 Debt Refinancing Transactions

On June 10, 2011, Freescale Inc. issued $750 million aggregate principal amount of 8.05% senior unsecured notes due February 1, 2020 (“8.05% Unsecured Notes”) with the intention to use the proceeds, along with existing cash, to redeem the remaining outstanding balance of the PIK-Election Notes and a portion of the 8.875% Unsecured Notes, and to pay related call premiums and accrued interest, in a transaction referred to as the “Q2 2011 Debt Issuance.” On June 10, 2011, Freescale Inc. also issued 30-day notices of redemption announcing their intent to redeem the aforementioned senior unsecured notes. The Q2 2011 Debt Issuance was completed in compliance with Credit Facility as well as the indentures governing the senior secured, senior unsecured, and senior subordinated notes (collectively, the “Senior Notes”). The 8.05% Unsecured Notes were recorded at fair value, which was equal to the gross cash proceeds received from the issuance. Upon the expiration of this 30-day period on July 11, 2011, we used the net proceeds from the issuance of the 8.05% Unsecured Notes, along with existing cash, to redeem $162 million of PIK-Election Notes and $588 million of the 8.875% Unsecured Notes, and to pay related call premiums of $33 million and accrued interest of $5 million, in a transaction referred to as the “Q3 2011 Debt Refinancing Transactions.” In connection with the transaction, we recorded a charge of $43 million in the accompanying audited Consolidated Statement of Operations associated with the call premiums and write-off of unamortized deferred financing costs. Because cash proceeds from the Q2 2011 Debt Issuance were used for the redemption of debt, which relieved Freescale Inc. and the Guarantors of their obligations associated with the abovementioned portion of the liabilities outstanding under the 8.875% Unsecured Notes and the PIK-Election Notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. Additionally, the $750 million aggregate principal amount of 8.05% Unsecured Notes was separately accounted for as an issuance of debt.

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

Open-Market Bond Repurchases

During 2011, Freescale Inc. repurchased $11 million of the 8.05% Unsecured Notes and $15 million of the 10.75% Unsecured Notes at a $1 million loss. During 2010, Freescale Inc. repurchased $120 million of its 8.875% Unsecured Notes, $78 million of its PIK-Election Notes and $15 million of its senior unsecured floating rate notes due 2014 (“Floating Rate Notes”) at a $15 million gain, net.

Credit Facility

At December 31, 2012, Freescale Inc.’s Credit Facility included (i) the $2,215 million extended maturity term loan (“Extended Term Loan”), (ii) the 2012 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2012 Term Loan and the Extended Term Loan at December 31, 2012 was 6.0% and 4.46%, respectively. (The spread over LIBOR with respect to the 2012 Term Loan and the Extended Term Loan was 4.75% and 4.25%, respectively. As noted below, the 2012 Term Loan has a LIBOR floor of 1.25%.) The spread over LIBOR with respect to the Replacement Revolver is 3.75%. At December 31, 2012, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.

2012 Term Loan

At December 31, 2012, $496 million was outstanding under the 2012 Term Loan, which will mature on February 28, 2019. The 2012 Term Loan bears interest, at Freescale Inc.’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Second Amended and Restated Credit Agreement as of February 28, 2012 (“Second Amended and Restated Credit Agreement”) provides that the spread over LIBOR with respect to the 2012 Term Loan is 4.75%, with a LIBOR floor of 1.25%. Under the Second Amended and Restated Credit Agreement, Freescale Inc. is required to repay a portion of the 2012 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial $500 million outstanding balance. There is an early maturity acceleration clause associated with the 2012 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes or the senior secured 9.25% notes due 2018 (“9.25% Secured Notes”) exceeds $500 million, individually or collectively. Additionally, the 2012 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At December 31, 2012, the 2012 Term Loan was recorded on the accompanying audited Consolidated Balance Sheet at a $5 million discount, which is subject to accretion to par value over the term of the loan using the effective interest method.

The obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2012 Debt Refinancing Transaction as further discussed below. In addition, the Second Amended and Restated Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.

Senior Notes

Freescale Inc. had an aggregate principal amount of $3,674 million in Senior Notes outstanding at December 31, 2012, consisting of (i) $663 million of 10.125% Secured Notes, (ii) $1,380 million of 9.25% Secured Notes, (iii) $57 million of Floating Rate Notes, (iv) $98 million of 8.875% Unsecured Notes, (v) $473 million of 10.75% Unsecured Notes, (vi) $739 million of 8.05% Unsecured Notes and (vii) $264 million of Senior Subordinated Notes. With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every March 15th and September 15th commencing on September 15, 2010 for the 10.125% Secured Notes; (ii) every April 15th and October 15th commencing on October 15, 2010 for the 9.25% Secured Notes; (iii) every February 1st and August 1st commencing February 1, 2011 for the 10.75% Unsecured Notes; (iv) every February 1st and August 1st commencing on February 1, 2012 for the 8.05% Unsecured Notes; and, (v) every June 15th and December 15th commencing on June 15, 2007 for the 8.875% Unsecured Notes and the Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.31% on December 31, 2012) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th commencing March 15, 2007.

Guarantees and Right of Payment

The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2012, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Extended Term Loan in direct order of maturity.

The 10.125% Secured Notes are governed by the indenture dated as of February 19, 2010 (the “10.125% Indenture”), and the 9.25% Secured Notes are governed by the indenture dated as of April 13, 2010 (the “9.25% Indenture”). The Guarantors also guarantee, jointly and severally, the 10.125% Secured Notes and 9.25% Secured Notes on a senior secured basis. The 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”); the 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”); and, the Floating Rate Notes, the 8.875% Unsecured Notes and the Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended. While the 8.05% Unsecured Notes, the 10.75% Unsecured Notes, the Floating Rate Notes and the 8.875% Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor.

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

Freescale Inc. may redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008 and the 8.875% Unsecured Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest.

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

Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest, if any, plus a premium declining over time as set forth in the 8.05% Indenture. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings at a redemption price equal to 108.05% of the aggregate principal amount, plus accrued and unpaid interest, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.

Freescale Inc. may redeem, in whole or in part, the Senior Subordinated Notes at any time on or after December 15, 2011. The redemption price is at a fixed percentage of the notes’ principal balance ranging from 100% to 105.1%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes.

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

As of December 31, 2012, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.5:1, the senior secured first lien leverage ratio of 3.50:1, the fixed charge coverage ratio of 2.0:1 or the consolidated secured debt ratio of 3.25:1. As of December 31, 2012, Freescale Inc.’s total leverage ratio was 6.81:1, senior secured first lien leverage ratio was 4.82:1, the fixed charge coverage ratio was 1.79:1 and the consolidated secured debt ratio was 5.67:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.

Hedging Transactions

Freescale Inc. has entered into interest rate swap agreements and has previously used interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. (Refer to Note 3, “Fair Value Measurement” and Note 5, “Risk Management” for further details of these interest rate swap and cap agreements.)

Debt Service

We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2012, future obligated debt service principal payments are $5 million in 2013, $160 million in 2014, $5 million in 2015, $2,484 million in 2016, $5 million in 2017 and $3,726 million thereafter.

Q1 2013 Debt Refinancing Transaction

On February 8, 2013, Freescale Inc. was advised by the lead arranger under its proposed new senior secured term loan facility that sufficient orders have been received by the arrangers to allocate and close the proposed new term loan facility. The proposed new term loan facility provides for two term loan tranches in an aggregate principal amount of approximately $2.74 billion, consisting of a $350 million term loan that will mature in December 2016 and a $2.39 billion term loan that will mature in March 2020.

The proceeds anticipated from the proposed new term loan facilities are intended to be used to refinance Freescale’s outstanding term loans under the Credit Facility and to pay a portion of the related fees and expenses. Freescale expects to use cash on hand to pay any remaining fees and expenses. The refinancing is expected to, among other things, (i) reduce principal amount of indebtedness currently due in 2016, (ii) extend to 2020 the maturities of our indebtedness currently due in 2019 and a portion of our indebtedness currently due in 2016 and (iii) increase our cash interest expense by approximately $6 million annually based on current interest rates. The proposed new term loan facilities will be effected as an amendment to, or an amendment and restatement of, the Credit Facility subject to customary conditions.

Under the terms of the new $350 million facility, the loan is expected to bear interest at a rate equal to a margin of 3.25% over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The facility will also be subject to a 1.00% LIBOR floor. Freescale Inc. will be required to repay a portion of the loan in quarterly installments in aggregate annual amounts equal to 1% of the initial loan commitment. The facility will mature on December 1, 2016, but contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within six months from the date of issuance.

Under the terms of the new $2.39 billion facility, the loan is expected to bear interest at a rate equal to a margin of 3.75% over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The facility will also be subject to a 1.25% LIBOR floor. Freescale Inc. will be required to repay a portion of the loan in quarterly installments in aggregate annual amounts equal to 1% of the initial loan commitment. The facility will mature on March 1, 2020, but includes an early maturity acceleration clause such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.’s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the outstanding 10.125% Secured Notes or 9.25% Secured Notes exceeds $500 million, individually or collectively. Additionally, the facility contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance.

These transactions are currently scheduled to close on March 1, 2013, subject to customary closing conditions, at which time we expect the 2016 loan will be issued at par and the 2020 loan will be issued with an original issue discount of $24 million, subject to accretion to par value over the term of the facility. In connection with this transaction, we expect to record a charge for the write-off of deferred financing costs associated with the extinguished debt along with other charges not eligible for capitalization. There can be no assurance that Freescale Inc. will be successful in obtaining the proposed new term loan facility on the terms discussed above, on reasonably acceptable terms or at all.

(5) Risk Management

Foreign Currency Risk

The functional currency for most of our foreign operations is the U.S. dollar. Accordingly, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.

In order to reduce the exposure of our financial results resulting from fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses.

At December 31, 2012 and 2011, we had outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $217 million and $198 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of these forward contracts was a net unrealized loss of less than $1 million and $1 million at December 31, 2012 and 2011, respectively. Forward contract (losses) gains of $(2) million, $(2) million and less than $1 million for 2012, 2011 and 2010, respectively, were recorded in other, net in the accompanying audited Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant foreign exchange hedge positions not designated as accounting hedges as of December 31, 2012 and 2011:

Buy (Sell)	December 31, 2012	December 31, 2011
Euro	$104	$119
Japanese Yen	$28	$(13)
Malaysian Ringgit	$26	$18
Chinese Renminbi	$23	$—
Israeli Shekel	$5	$6
Taiwan Dollar	$(12)	$(12)

Cash Flow Hedges

We use foreign currency exchange contracts to hedge future expected cash flows associated with cost of sales, general and administrative expenses and research and development expenses. At December 31, 2012, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges with notional amounts of $68 million and $77 million, respectively, and fair values of net unrealized gains of $1 million for both currencies. At December 31, 2011, we had Malaysian Ringgit and Israeli Shekel forward contracts designated as cash flow hedges with notional amounts of $71 million and $30 million, respectively, and fair values, of a net unrealized gain (loss) of $1 million and $(1) million, respectively. These forward and option contracts have original maturities of less than 18 months. Gains of $3 million for 2012 and less than $1 million for both 2011 and 2010, were recorded in cost of sales in the accompanying audited Statements of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. Losses of $2 million for 2012 were recorded in research and development expenses in the accompanying audited Statement of Operations related to our realized results associated with Israeli Shekel hedges that settled during the year. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk

We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate the impact of commodity price movements.

At December 31, 2012 and 2011, we had gold swap contracts to hedge our exposure to increases in the price of gold bullion. Our gold swap contracts were designated as cash flow hedges under ASC Topic 815. These contracts had outstanding notional amounts totaling 17,000 ounces and 27,500 ounces at December 31, 2012 and December 31, 2011, respectively, which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of less than $1 million and $4 million at December 31, 2012 and 2011, respectively. During 2012 and 2011, (losses) gains of $(3) million and $2 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during 2012 and 2011, (losses) gains of less than $(1) million and $2 million, respectively, were recorded in other expense, net in the accompanying audited Consolidated Statements of Operations related to ineffectiveness on these gold swap contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. During 2012, we entered into interest rate swap agreements in order to effectively fix our interest rate beginning on December 1, 2012. We are required to pay the counterparties a stream of fixed rate interest payments at an average rate of: (i) 0.99% on a notional amount of $100 million from December 1, 2012 through December 1, 2015, (ii) 1.46% on a notional amount of $200 million from December 1, 2012 through December 1, 2016 and (iii) 1.26% on a notional amount of $500 million from December 1, 2013 through December 1, 2016. In connection with our interest rate swap agreements, we receive variable rate interest payments based on 3-month LIBOR (0.31% in effect on December 31, 2012) from the counterparties. We had $200 million of variable rate debt hedged based on fixed interest payments at an average rate of 3.76% using interest rate swaps that concluded in December 2012. During 2012, 2011 and 2010, in accordance with ASC Topic 815, we recognized losses of $17 million, $1 million and $8 million, respectively, in other expense, net in the accompanying audited Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps. The fair value of the interest rate swap agreements was an unrealized loss of $17 million and $6 million at December 31, 2012 and December 31, 2011, respectively.

In addition to interest rate swap agreements, we previously used interest rate cap agreements to manage our floating rate debt. During 2009, we entered into interest rate cap contracts as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, we effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75%. The caps became effective on December 1, 2009 and were scheduled to mature on December 1, 2012. In the fourth quarter of 2011, we terminated the interest rate cap agreements. As these interest rate caps did not meet the requirements of a cash flow hedge under ASC Topic 815, all related gains and losses due to the change in fair value were recognized in other, net. During 2011 and 2010, we recognized losses of less than $1 million and $6 million, respectively, in other, net in the accompanying audited Consolidated Statements of Operations associated with the change in fair value of these interest rate swap agreements.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2012, we believe that our exposure to counterparty risk is immaterial.

(6) Employee Benefit and Incentive Plans

Share and Equity-based Compensation

Our total share and equity-based compensation expense is presented below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cost of sales	$6	$3	$3
Selling, general and administrative	26	21	23
Research and development	7	3	3

Total	$39	$27	$29

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

•

other share-based awards, which may include restricted share units (RSUs) or performance units (representing the right to receive shares at a designated time in the future), or dividend equivalents (representing the right to receive a payment equal to the cash dividends paid with respect to a share), each of which may be subject to terms and conditions including the attainment of performance goals or a period of continued employment; and

•	cash-based awards, which may include awards of restricted cash or cash awarded on the attainment of performance goals.

During 2012, we granted approximately 1.2 million options to purchase common shares of Freescale Ltd, with an exercise price of $10.06 per share, and 387 thousand total RSUs and performance-based restricted share units (PRSUs) to our new CEO under the 2011 Plan. Under the terms of each award, the underlying options or shares will vest over a period of two to four years. The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1 times the target number of common shares based on the Company’s achievement of the performance goals for each annual performance period. The aggregate fair value of these awards of approximately $11 million is being amortized on a straight-line basis to additional paid-in-capital over periods ranging from two to four years according to each award’s vesting schedule.

Non-qualified Options

As of December 31, 2012, we had issued approximately 4.6 million non-qualified stock options in Freescale Ltd. (“2011 Options”), which remain outstanding, with exercise prices ranging from $8.74 to $17.30 per share, to certain qualified participants pursuant to the 2011 Plan. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan. As of December 31, 2012, we had approximately $23 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Weighted average grant date fair value per share	$6.93	$7.82
Weighted average assumptions used:
Expected volatility	63.0%	80.0%
Expected lives (in years)	5.00	4.75
Risk free interest rate	0.92%	0.89%
Expected dividend yield	—%	—%

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

A summary of changes in the 2011 Options outstanding during the year ended December 31, 2012 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2012	890	$12.50	7	$—
Granted	4,259	$13.25
Terminated, cancelled or expired	(543)	$14.77
Exercised	—	$—

Balance at December 31, 2012	4,606	$12.13	6	$2

Exercisable options at December 31, 2012	203	$12.64	6	$—

Restricted Share Units

Since the IPO, RSUs have been granted under the 2011 Plan to certain employees and executives of the Company. While RSUs, to the extent earned, generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, some RSUs vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant, depending on the award. These grants are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.

During 2012 and in addition to the CEO PRSUs described above, we granted PRSUs to certain executives of the Company under the 2011 Plan. These PRSUs, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant; both are subject to the terms and conditions of the 2011 Plan. The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1.50 common shares based on the Company’s achievement of the performance goals for each performance period.

As of December 31, 2012 we had approximately $48 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for PRSUs. Under the terms of the RSU and PRSU award agreements, common shares underlying RSU and PRSU awards are issued to the participant upon vesting of the award.

A summary of changes in the RSUs and PRSUs outstanding under the 2011 Plan during the year ended December 31, 2012 is presented below:

RSUs and PRSUs (in thousands)
Non-vested RSU and PRSU balance at January 1, 2012	1,373
Granted	4,046
Vested	—
Issuances	(310)
Terminated, cancelled or expired	(589)

Non-vested RSU and PRSU balance at December 31, 2012	4,520

The total intrinsic value of RSUs issued under this plan during 2012 was $3 million.

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

Option Exchange

On April 6, 2009, Freescale Ltd. granted options to purchase common shares of Freescale Ltd. under the 2006 MIP and the 2007 EIP by entering into new non-qualified option agreements with certain officers and employees. The Compensation and Leadership Committee of the Freescale Ltd. Board of Directors approved the form of the non-qualified option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Freescale LP (“Class B Interests”) and options to purchase Freescale Ltd. common shares (both as described below), in each case, for new options to purchase Freescale Ltd. common shares (“Option Exchange”). Under the terms of each of the agreements, the new options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of the grant date and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new options granted under both agreements is equal to the fair value per share of Freescale Ltd. common shares on the date of grant.

Previously granted options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for options and on a one-for-one hundred forty-four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest discussed later in this Note). Options to purchase an aggregate of approximately 3 million shares of Freescale Ltd. common shares, 67 thousand Class B Interests and the 1.2472% Class B-2008 Series Interest were exchanged for new options to purchase an aggregate of approximately 7 million common shares of Freescale Ltd. Options granted pursuant to the Option Exchange have an exercise price of $6.40 per share. In accordance with ASC Topic 718, the increase in the fair value of the Freescale Ltd. options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which is being recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified and Rollover Options

In connection with the Merger, we adopted the 2006 MIP, which authorized share-based awards to be granted to management, key employees and directors for up to 6.0 million common shares. On February 4, 2009, the 2006 MIP was amended to allow up to approximately 11.7 million common shares to be issued under this plan. On October 28, 2009, the 2006 MIP was further amended to allow up to approximately 13.5 million common shares to be issued under the plan. As of December 31, 2012, the Company had issued approximately 6.7 million non-qualified options to purchase its common shares (“2006 Options”), which remain outstanding, with exercise prices ranging from $6.40 to $36.12 per share, to certain members of management pursuant to the 2006 MIP. (These options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2012 we had approximately $7 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average grant date fair value per share	$7.43	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%
Expected lives (in years)	6.25	6.25
Risk free interest rate	1.8%	2.6%
Expected dividend yield	—%	—%

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2012 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2012	8,436	$7.08	8	$50
Granted	—	$—
Terminated, cancelled or expired	(498)	$11.40
Exercised	(1,192)	$6.42

Balance at December 31, 2012	6,746	$6.88	7	$30

Exercisable options at December 31, 2012	4,963	$6.98	7	$30

The intrinsic value of options exercised under this plan during 2012 and 2011 was $9 million and $1 million, respectively.

Under the 2006 MIP, we also issued fully vested options (“Rollover Options”), to purchase approximately 0.8 million shares of our common shares, in exchange for approximately 143 thousand fully vested Freescale Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options were determined based on a formula that maintained the intrinsic value of the Freescale Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of Freescale Inc.’s common shares at the conclusion of the Merger, the average price for the Rollover Options was $22.24 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.

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

In June 2007, we adopted the 2007 EIP, which authorized the issuance of up to 0.9 million shares of our common shares in the form of share-based awards to key employees. On October 28, 2009, the 2007 EIP was amended to allow up to approximately 2.1 million shares of to be issued under the plan. As of December 31, 2012, approximately 1.2 million non-qualified options to purchase our common shares (“2007 Options”), with exercise prices ranging from $6.40 to $36.12 per share, were issued to key employees, and remain outstanding. (These options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options’ grant date. As of December 31, 2012, we had approximately $1 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average grant date fair value per share	$7.43	$4.08
Weighted average assumptions used:
Expected volatility	70.0%	77.0%
Expected lives (in years)	6.25	6.25
Risk free interest rate	1.8%	2.6%
Expected dividend yield	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2012 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2012	1,491	$6.92	8	$9
Granted	—	$—
Terminated, cancelled or expired	(93)	$7.76
Exercised	(176)	$6.40

Balance at December 31, 2012	1,222	$6.93	7	$37

Exercisable options at December 31, 2012	874	$7.08	7	$27

The intrinsic value of options exercised under this plan during 2012 and 2011 was $1 million and less than $1 million, respectively.

Class B Interests

In connection with the Merger, Freescale LP adopted an equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Freescale LP were issued to thirteen individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale LP (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006. In 2009, approximately six thousand Class B Interests became vested upon the separation of two executives, and concurrently, approximately three thousand Class B Interests were forfeited. As of December 31, 2012, 130 thousand Class B Interests, held by former executives of Freescale Inc., remain outstanding. These Class B Interests exclude those canceled in exchange for new options to purchase Freescale Ltd. common shares in connection with the Option Exchange.

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

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2012 is presented below:

RSUs and DSUs (in thousands)
Non-vested RSU and DSU balance at January 1, 2012	1,894
Granted	—
Vested	457
Issuances	(440)
Terminated, cancelled or expired	(1,812)

Non-vested RSU and DSU balance at December 31, 2012	99

The total intrinsic value of RSUs issued under this plan during 2012, 2011 and 2010 was $4 million, $1 million and $1 million, respectively.

Under the terms of the RSU award agreements, common shares are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment, (ii) the participant’s death, (iii) the participant’s disability, (iv) a change of control, or (v) the seventh anniversary of the date of grant. Vested RSUs are considered outstanding until shares have been issued or the awards have been cancelled.

As of December 31, 2012, we had approximately $1 million in unamortized expense related to RSUs and DSUs issued under the 2006 MIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years to additional paid-in capital.

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

The offering period for the first ESPP began on January 1, 2012 and ended on June 30, 2012. During this offering period, approximately 1.4 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $8.71 per share. The offering period for the second ESPP began on July 1, 2012 and ended on December 31, 2012. On January 3, 2013, approximately 1.2 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $9.36 per share. During 2012, we recognized $4 million in compensation costs related to the 15% discount offered under this plan.

Defined Contribution Plans

We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Under our defined contribution plans, matching contributions totaled $29 million in 2012, $31 million in 2011 and $29 million in 2010.

Incentive Plans

We are parties to an incentive awards program under which the Company has the authority to grant cash bonuses to employees. In conjunction with this awards program, Freescale Inc. established the 2012 First Half and 2012 Second Half Freescale Bonus Plan. Freescale Inc. plans to allocate an incentive pool percentage to each designated employee for each semi-annual period during the calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool, our performance against pre-established objectives and the employee’s individual performance, subject to adjustment at our sole discretion. No expense was recorded in 2012, as the company did not achieve the pre-established performance objectives for the 2012 First Half and 2012 Second Half Freescale Bonus Plan. We recognized expense of $59 million in 2011 and $102 million in 2010 related to this program.

Pension and Post-retirement Benefit Plans

In accordance with the provisions of ASC Topic 715, “Compensation – Retirement Benefits,” we recognize the funded status of our defined-benefit postretirement plans on our accompanying audited Consolidated Balance Sheets, and changes in the funded status are reflected in comprehensive earnings in the accompanying audited Consolidated Statements of Comprehensive Loss. The measurement date for all U.S. and non-U.S. plans was December 31st for 2012 and 2011.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date remained the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of Freescale Inc.’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and Freescale Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 2,600 non-U.S. employees.

Net periodic benefit cost for pension plans was $11 million, $11 million and $10 million in 2012, 2011 and 2010, respectively. Our contributions to these plans aggregated to $3 million, $5 million and $3 million in 2012, 2011 and 2010, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Discount rates	3.00%	3.50%
Expected return on plan assets	3.40%	3.00%
Rate of compensation increase	3.00%	2.70%

The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.

The accumulated benefit obligation (ABO) for all defined benefit plans was $139 million and $116 million at December 31, 2012 and 2011, respectively. The projected benefit obligation of these plans was $155 million and $129 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, plan assets of approximately $55 million and $54 million, respectively, were principally invested in equity, debt and guaranteed investment securities.

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

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$1	$1	$1
Interest cost	7	9	9
Net amortization of losses	(1)	—	(1)
One-time deviation	—	(1)	—

Post-retirement expense	$7	$9	$9

The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2012 and 2011. Our obligation consists of an ABO and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Benefit obligation:
Beginning of year	$158	$177	$165
Service cost	1	1	1
Interest cost	7	9	9
Actuarial loss (gain)	10	(18)	14
Benefits paid, net	(6)	(10)	(12)
Prior service cost	(5)	—	—
Other	1	—	—
One-time deviation	—	(1)	—

	$166	$158	$177

Benefit payments, which reflect expected future service, are estimated to be $8 million in 2013, $9 million in 2014, $10 million in 2015, $11 million in 2016, $12 million in 2017 and $63 million for the next five years thereafter.

The weighted average assumptions for these retiree medical benefits as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Discount rate	3.75%	4.75%
Assumed health care trend rate for next year	7.24%	7.84%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2013 costs by $1 million and increase the benefit obligation at December 31, 2012 by $15 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2013 costs by $1 million and decrease the benefit obligation at December 31, 2012 by $13 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2012	December 31, 2011
Benefit obligation	$(166)	$(158)
Fair value of plan assets	—	—

Funded status	(166)	(158)
Unrecognized net gain	(23)	(34)
Unrecognized prior service cost	(5)	—

Accrued cost	$(194)	$(192)

Plan Assets Underlying Pension Plans

The pension plans for certain of our foreign subsidiaries have underlying assets, while pension plans of other foreign subsidiaries are unfunded. Our overall investment strategy with regard to these pension assets is to achieve a wide diversification of asset types, fund strategies and fund managers with resulting future cash flows associated with such investments sufficient to fund anticipated future pension payments. The target allocations for plan assets are 30% equity securities and 70% fixed income securities with minimal cash investment, although the actual plan asset allocations may be within a specified range of these targets. Equity securities primarily include investments in U.S. and international large-cap and mid-cap companies. Fixed income securities include international government securities, corporate bonds from diversified industries, municipal bonds, and U.S. Treasury securities. Cash investments primarily include cash balances and investments in time deposits. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.

The fair values of our pension plan assets at December. 31, 2012 and 2011 by asset category, utilizing the fair value hierarchy discussed in Note 3, “Fair Value Measurements,” are as follows:

As of December 31, 2012:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Asset Category
Common collective trust	$41	$—	$41
Insurance contracts	14	—	14

Total Assets	$55	$—	$55

As of December 31, 2011:	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Asset Category
Common collective trust	$42	$—	$42
Insurance contracts	12	—	12

Total Assets	$54	$—	$54

Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2012 and 2011 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.

Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved. The value of the insurance contracts is considered Level 2. There were no Level 3 instruments at December 31, 2012 or 2011.

(7) Income Taxes

The Company is a Bermuda exempted company. Bermuda does not impose a corporate income tax. Our operations are conducted through our various subsidiaries in a number of countries throughout the world. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes.

Components of loss before income taxes are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Bermuda	$(8)	$(13)	$(6)
United States	(301)	(536)	(1,313)
Foreign	209	167	241

	$(100)	$(382)	$(1,078)

Components of income tax expense (benefit) are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
United States	$—	$—	$—
Foreign	23	19	28

Total current	$23	$19	$28

Deferred:
United States	$11	$5	$4
Foreign	14	8	(51)

Total deferred	$25	$13	$(47)

Non-current:
United States	$(10)	$—	$—
Foreign	(36)	(4)	(6)

Total non-current	$(46)	$(4)	$(6)

Total expense (benefit) for income taxes	$2	$28	$(25)

Cash paid for taxes, net of cash refunds, was $18 million, $25 million and $14 million for 2012, 2011 and 2010, respectively.

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

The provision for income taxes differed from the amount computed by applying the Bermuda statutory rate of 0% to our loss before tax as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Provision at Bermuda Statutory rate of zero	$—	$—	$—
Taxes on U.S. and foreign (losses) earnings which are different than the Bermuda rate	(71)	(136)	(394)
Valuation allowance on deferred taxes	131	207	427
Research credits	(12)	(32)	(21)
Foreign capital incentive	(7)	(10)	(34)
Other activity in unrecognized tax benefits	(44)	(6)	(6)
Other	5	5	3

	$2	$28	$(25)

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2020. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $2 million, $3 million and $2 million for 2012, 2011 and 2010, respectively. The benefit of the tax holidays on diluted net loss per share was $0.01 in each of the three years 2012, 2011 and 2010.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2012	December 31, 2011
Tax carryforwards	$703	$785
Accrued interest	308	155
Depreciation	225	262
Employee benefits	102	99
Other capitalized items	84	85
Accrued intercompany expenses	66	57
Share-based compensation	44	44
Inventory	41	44
Deferred revenue	34	(3)
Other, net	23	30
Foreign capital incentive	25	29
Sales, bad debt and warranty reserves	20	23
Environmental reserves	16	15
Investments	10	10
Capitalized research and development	2	3
Undistributed foreign earnings	(406)	(445)
Valuation allowance	(1,156)	(1,030)

Net deferred tax assets	$141	$163

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

Gross deferred tax assets were $1,842 million and $1,788 million at December 31, 2012 and 2011, respectively. Gross deferred tax liabilities were $545 million and $595 million at December 31, 2012 and 2011, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2012	December 31, 2011
Other current assets	$86	$94
Other assets	101	100
Accrued liabilities	(3)	(2)
Other liabilities	(43)	(29)

Net deferred tax assets	$141	$163

At December 31, 2012 and 2011, we had valuation allowances of $1,089 million and $955 million, respectively, against certain of our deferred tax assets in the United States, and valuation allowances of $67 million and $75 million, respectively, against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more likely than not to be realized. Valuation allowances have been recorded on substantially all our U.S. deferred tax assets, as we have incurred cumulative losses in the United States. We have not recognized all of the tax benefits for these losses as we are precluded from considering the impact of future forecasted earnings pursuant to the provisions of ASC Topic 740 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting U.S. pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. During 2012, we recorded a net increase in our valuation allowance of $126 million. This net increase consisted of a $134 million increase in our U.S. valuation allowance, partially offset by an $8 million decrease in our overall foreign valuation allowance. The increase in the U.S. valuation allowance is attributable to an overall increase in U.S. net deferred tax assets, $134 million of which was recorded through deferred tax expense. The decrease in the foreign valuation allowance was a result of a $3 million deferred tax benefit and a $5 million deferred tax benefit recorded in other comprehensive earnings.

At December 31, 2012, we had (i) U.S. federal net operating losses of $609 million, which expire in the years 2016 through 2031, (ii) state net operating losses of $300 million, which expire in the years 2015 through 2032, and (iii) foreign capital losses of $47 million and foreign net operating losses of $110 million, which expire starting in 2013. We had (i) U.S. federal research credits of $241 million, which expire in the years 2015 through 2031, (ii) state research credits of $101 million, which expire in the years 2018 through 2027, and (iii) foreign research credits of $8 million, which expire in the years 2027 through 2032. We also had U.S. foreign tax credits of $174 million, which expire in the years 2013 through 2022. If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of U.S. federal carryforwards that can be utilized.

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

For the years ended December 31, 2012, 2011 and 2010, the total amount of unrecognized tax benefits was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance as of beginning of year	$207	$210	$207
Tax positions related to the current year:
Additions	2	7	10
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	3
Reductions	(22)	(6)	(1)
Foreign currency translation adjustments	(1)	(1)	(3)
Settlements	(1)	—	—
Lapses in statutes of limitations	(17)	(3)	(6)

Balance as of end of year	$168	$207	$210

As of December 31, 2012, 2011 and 2010, unrecognized tax benefits were $168 million, $207 million and $210 million, respectively. During 2012, the reduction of $22 million on unrecognized tax benefits from prior years primarily related to favorable resolutions of European tax audit issues. The total liability for unrecognized tax benefits at December 31, 2012, 2011 and 2010 was $173 million, $217 million and $218 million, respectively. The amount of tax benefits included in this total liability which, if recognized, would affect our effective tax rate is $28 million, $61 million and $66 million as of December 31, 2012, 2011 and 2010, respectively. The remaining portion of the total liability in each year represents tax benefits that were offset by valuation allowances on our deferred tax assets and would not have an impact to the effective tax rate.

We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2012, we released $4 million of reserves for interest and penalties. During 2011, we accrued $2 million of reserves for interest and penalties. During 2010, we released $4 million of interest and penalties. As of December 31, 2012, 2011 and 2010, we had accrued interest and penalties of $6 million, $10 million and $8 million, respectively.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our income tax returns for the 2004 through 2011 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material negative impact on our financial condition or results of operations. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. The liability for unrecognized tax benefits is expected to decrease by approximately $48 million during the next twelve months primarily due to the lapsing of statutes. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATR Act”) which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the ATR Act are recognized in 2013. The renewal of this credit is not anticipated to change the Company’s effective tax rate because the Company has incurred cumulative domestic losses, and has recorded valuation allowances against substantially all its domestic deferred tax assets.

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities; however, we do lease certain office, factory and warehouse space, land, information technology and other equipment under principally noncancellable operating leases expiring through 2019. Rental expense, net of sublease income, for the years ended December 31, 2012, 2011, and 2010 was $36 million, $34 million and $34 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2012 are $34 million, $26 million, $18 million, $15 million and $14 million, respectively, and $8 million thereafter. Minimum sublease income on operating leases is approximately $3 million in 2013 and less than $1 million in 2014. Currently there is no minimum sublease income scheduled beyond 2014.

As of December 31, 2012 and 2011, we had $1 million and $3 million, respectively, in capital lease obligations. We recorded $1 million in capital lease obligations for each of the three years ending December 31 2012, 2011, and 2010. Future minimum lease payments under capital leases for 2013 are $1 million. Currently, there are no significant capital lease payments scheduled beyond 2013.

In 2011, we executed the sale and partial leaseback of our facilities in Tempe, Arizona and East Kilbride, Scotland. We received $57 million in cash proceeds for the sale of these properties resulting in a $17 million gain, of which a substantial portion was deferred. This deferred gain is being amortized in proportion to our gross rental expense over the term of our operating leases at these properties, in accordance with ASC Subtopic 840-40, “Sale-Leaseback Transactions.” During 2012, we recognized $3 million of this deferred gain as a reduction of our gross rental expense.

Other Commitments

Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $55 million as of December 31, 2012.

We have multi-year commitments under various software, service, supply and other contracts requiring payments for each of the five years subsequent to December 31, 2012 of $102 million, $62 million, $34 million, $16 million, $10 million, respectively. Currently, there are no payments related to these items scheduled beyond 2017.

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

Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of December 31, 2012 and 2011, the undiscounted future cash flows are estimated at $83 million and $90 million, respectively. The expected payments for 2013 through 2017 are $6 million, $5 million, $3 million, $3 million and $3 million, respectively, with remaining expected payments of $63 million anticipated thereafter. Accruals at December 31, 2012 and 2011 were $44 million (utilizing a discount rate of 4.4%) and $42 million (utilizing a discount rate of 5.3%), respectively, the majority of which are included in other liabilities on the accompanying audited Consolidated Balance Sheets, with related charges (reversals) to operating earnings of $3 million, $2 million and $(5) million in 2012, 2011, and 2010, respectively. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

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

On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of two identified patents related to ball grid array packaging technology. The lawsuit was subsequently transferred to the United States District Court for the

Northern District of California. The case is proceeding through the discovery phase of litigation and is currently set for trial in April of 2014. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of December 31, 2012.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. During 2012, we recorded a benefit of $4 million to reorganization of business and other for the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. At December 31, 2012, we have no remaining accruals related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2012, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

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

Asset impairment charges of $49 million and $6 million have been included in reorganization of business and other in the accompanying audited Consolidated Statements of Operations for the years December 31, 2011, and 2010, respectively, in accordance with ASC Topic 360 “Impairment and Disposal of Long Lived Assets” (“ASC Topic 360”). The 2011 charges related primarily to our former manufacturing facility in Sendai, Japan which suffered extensive infrastructure, equipment and inventory damage as the result of the March 2011 earthquake. The 2010 charges related to our former manufacturing facility in East Kilbride, Scotland. (Refer to Note 10, “Reorganization of Business and Other” for further details regarding these charges.)

(10) Reorganization of Business and Other

Chief Executive Leadership Transition

During 2012, a $13 million net charge was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was a charge related to indemnification and other provisions included in Gregg Lowe’s (our current president and CEO) employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.

2012 Strategic Realignment

Following the appointment of Gregg Lowe as president and CEO, we completed a strategic review with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability and have shifted our research and development investment and sales force to reflect our changing strategic focus. We recorded a charge of $52 million to reorganization of business and other comprised of a non-cash accelerated amortization charge along with cash costs for employee termination benefits and other exit costs incurred in connection with re-allocating research and development resources and re-aligning sales resources.

The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments	2012 Amounts Used	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$—	8	—	(2)	$6
Selling, general and administrative	—	14	—	(3)	11
Research and development	—	16	—	(3)	13

Total	$—	38	—	(8)	$30

Related headcount	—	660	—	(390)	270

Exit and Other Costs	$—	3	—	(1)	$2

In 2012, we recorded $38 million in cash charges for severance costs of which $8 million were paid to employees separated as part of the 2012 Strategic Realignment. The accrual of $30 million at December 31, 2012 reflects the estimated liability to be paid to employees separated during 2012 and the remaining 270 employees to be separated through the end of 2013 based on current exchange rates. Additionally, we recorded $3 million in exit and other costs primarily related to additional compensation for employees who were deemed crucial to the implementation of the 2012 Strategic Realignment plan in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”). During 2012, we paid $1 million of these exit costs.

Accelerated Amortization Charge

In connection with the re-allocation of research and development resources under the 2012 Strategic Realignment, we will no longer pursue certain products and technologies. As a result and in accordance with ASC Topic 360, we have recorded a charge of $11 million to reorganization of business and other based on the reassessment of useful lives and related acceleration of remaining amortization for certain of our purchased licenses which have no future benefit due to being directly related to programs we have cancelled. (Refer to Note 2, “Other Financial Data” for further details regarding this charge.)

Sendai, Japan Fabrication Facility and Design Center

On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. The design center was vacant and being marketed for sale at the time of the earthquake. The fabrication facility was previously scheduled to close in the fourth quarter of 2011. The extensive earthquake damage to the facility and the interruption of basic services, coupled with numerous major aftershocks and the resulting environment, prohibited us from returning the facility to an operational level required for wafer production in a reasonable time frame. As a result, the Sendai, Japan fabrication facility ceased operations at the time of the earthquake, and we were unable to bring the facility back up to operational condition due to the extensive damage to our facilities and equipment. During 2012, we recorded a $90 million benefit attributable to finalizing our business interruption insurance recoveries which was partially offset by $9 million of expenses related to on-going closure costs and costs associated with the dissolution of the Sendai, Japan entity. We also recorded a benefit of $9 million related to proceeds received in connection of the sale of the Sendai, Japan design center. Additionally in 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program

In 2008, we began executing a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The closure of our Toulouse, France manufacturing facility occurred during the third quarter of 2012. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility along with payment of the remaining separation costs.

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

The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	2012 Amounts Used	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$106	—	1	(30)	$77
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2

Total	$128	—	(17)	(30)	$81

Related headcount	720	—	—	(200)	520

Exit and Other Costs	$6	2	(2)	(6)	$—

The $30 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2012. We have adjusted our anticipated future severance payments by $14 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, we reversed $3 million of accruals related to the finalization of the closure of the Sendai, Japan manufacturing facility. The accrual of $81 million at December 31, 2012 reflects the estimated liability to be paid to the remaining 520 employees through 2014 based on current exchange rates. Additionally, during 2012 we (i) recorded and paid $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility and (ii) restructured a lease agreement where we had previously recorded charges for vacant office space, resulting in an adjustment of $2 million and payments of $4 million during the year. These amounts were recorded in accordance with ASC Topic 420.

Other Contingencies and Disposition Activities

During 2012, we recorded benefits totaling $16 million primarily related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $18 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $5 million contract termination charge related to our corporate aircraft lease agreement accounted for in accordance with ASC Topic 420.

Year Ended December 31, 2011

IPO-Related Costs

During 2011 and in connection with the IPO, we recorded $71 million of cash costs primarily attributable to the termination of management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” for further discussion.)

Sendai, Japan Fabrication Facility and Design Center

During 2011, we reported $11 million in net charges associated with non-cash asset impairment and inventory charges and cash costs for employee termination benefits, contract termination and other on-going closure costs, which were partially offset by insurance proceeds received in connection with the March 2011 earthquake that occurred off the coast of Japan.

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

We recorded $12 million in employee termination benefits associated with the closure of the Sendai, Japan fabrication facility in 2011. The $9 million used reflects cash payments made to employees separated as part of this action in 2011. We reversed $3 million of employee termination benefits as a result of 100 employees previously identified as eligible for such benefits who either were temporarily redeployed due to circumstances not foreseen when the original plan was approved or have forfeited these benefits in connection with establishing other employment outside the Company. In addition, we also recorded $10 million, net of exit costs related to the termination of various supply contracts. During 2011, $7 million of these exit costs were paid.

Asset Impairment Charges, Disposition Activities and Other Costs

As a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center, we recorded $49 million in non-cash asset impairment charges in 2011. We also had raw materials and work-in-process inventory that were destroyed or damaged either during the earthquake or afterwards due to power outages, continuing aftershocks and other earthquake-related events. As a result, we recorded a non-cash inventory net charge of $14 million directly attributable to the impact of the earthquake in 2011. We also recorded a benefit of $10 million in connection with the sale of certain tools and equipment previously impaired and a $2 million benefit related to the settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. In addition, we incurred $36 million of on-going closure costs due to inactivity subsequent to the March 11, 2011 earthquake.

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

The $57 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2011. Severance accruals for employees at our Sendai, Japan facility related to the original Reorganization of Business Program are reflected in the table above, refer to the prior section, “Sendai, Japan Fabrication Facility and Design Center,” for other charges associated with this facility in 2011 as a result of the earthquake in Japan. In addition, in connection with our Reorganization of Business Program, we recorded $2 million of exit costs associated with the sale and leaseback of our facility in Tempe, Arizona that were not eligible for deferral. This amount was offset by a $3 million benefit related to exit costs associated primarily with underutilized office space previously vacated in connection with our Reorganization of Business Program and subsequently sublet. During 2011, $8 million of these exit costs were paid.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

Prior to the IPO, we had management agreements with affiliates or advisors of the Sponsors and other investors in Freescale LP pursuant to which the Sponsors and other investors in Freescale LP or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provided management and advisory services to us. Pursuant to the agreements, the Advisors received an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors could receive additional compensation for (i) investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction or (ii) other consulting services provided to the Company by the Advisors and out-of-pocket expenses incurred by the Advisors while providing such consulting services. The management agreements included customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements were terminated by us in connection with the completion of the IPO in the second quarter of 2011. Pursuant to the terms of the management agreements, the Advisors received a $68 million payment in 2011 from us in consideration for the termination of these services. (Refer to Note 10, “Reorganization of Business and Other” for further discussion.) For the years ended December 31, 2011 and 2010, we recorded management fees of $12 million and $17 million, respectively, in selling, general and administrative expense.

(12) Supplemental Enterprise-Wide Information

Geographic Region Information

The following geographic region information includes net sales, as measured by each of our subsidiaries from which our products were sold to external customers, as well as property, plant & equipment based on physical location. Net sales by country for the years ended December 31, 2012, 2011, and 2010, as well as property, plant & equipment as of December 31, 2012 and 2011 were as follows:

	Net Sales
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Hong Kong	$1,107	$1,403	$1,481
United States	1,061	1,126	960
Switzerland	929	1,232	1,180
Malaysia	606	543	225
Japan	227	245	233
Singapore	—	—	359
Other nations	15	23	20

	$3,945	$4,572	$4,458

	Property Plant & Equipment
	December 31, 2012	December 31, 2011
United States	$346	$377
Malaysia	211	242
China	85	77
Other nations	73	76

	$715	$772

Product Group Revenues

During the periods presented, we aligned our product revenues into five focused product groups: Microcontrollers, Digital Networking, Automotive MCUs, Analog and Sensors and Radio Frequency. We also derive net sales from “Other” which consists of product sales associated with end markets outside of target markets, including the cellular market, intellectual property sales, foundry wafer sales to other semiconductor companies and net sales from sources other than semiconductors. Net sales by product group for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Microcontrollers	$707	$790	$801
Digital Networking	852	928	1,013
Automotive MCUs	986	1,072	1,013
Analog and Sensors	722	785	700
Radio Frequency	303	418	356
Other	375	579	575

	$3,945	$4,572	$4,458

Major Customers

Continental Automotive represented 15%, 13% and 12% of our total net sales in 2012, 2011 and 2010, respectively. No other end customer represented more than 10% of our total net sales in any of the last three years.

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2012 and 2011:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions(1)		Balance at end of period
As of December 31, 2012:
Allowance for doubtful accounts	$2	$—	$—		$2
Product and service warranties	$4	$2	$—		$6

As of December 31, 2011:
Allowance for doubtful accounts	$2	$1		$(1)	$2
Product and service warranties	$6	$1		$(3)	$4

(1)	Accrual Usage

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.

In connection with the Merger and subsequent debt refinancing transactions, we had $3,674 million aggregate principal amount of Senior Notes outstanding as of December 31, 2012, as disclosed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of December 31, 2012, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation.”)

The following tables present our results of operations, comprehensive loss, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,179	$5,339	$(6,573)	$3,945
Cost of sales	—	—	3,827	5,050	(6,573)	2,304

Gross margin	—	—	1,352	289	—	1,641
Selling, general and administrative	7	—	643	184	(396)	438
Research and development	—	—	471	271	—	742
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of businesses and other	—	—	(35)	20	—	(15)

Operating (loss) earnings	(7)	—	260	(186)	396	463
Loss on extinguishment or modification of long-term debt, net	—	—	(32)	—	—	(32)
Other income (expense), net	92	94	(141)	405	(981)	(531)

Earnings (loss) before income taxes	85	94	87	219	(585)	(100)
Income tax (benefit) expense	—	—	(7)	9	—	2

Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2012

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Less: reclassification adjustment for items included in net earnings (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Net loss arising during the period	—	—	(6)	(12)	—	(18)

Other comprehensive earnings (loss)	—	—	1	(12)	—	(11)

Comprehensive earnings (loss)	$85	$94	$95	$198	$(585)	$(113)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$6,078	$6,298	$(7,804)	$4,572
Cost of sales	—	—	4,486	5,995	(7,804)	2,677

Gross margin	—	—	1,592	303	—	1,895
Selling, general and administrative	12	—	664	208	(374)	510
Research and development	—	—	504	293	—	797
Amortization expense for acquired intangible assets	—	—	232	—	—	232
Reorganization of businesses and other	1	—	58	23	—	82

Operating (loss) earnings	(13)	—	134	(221)	374	274
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—	—	(97)
Other (expense) income, net	(306)	(306)	(332)	386	(1)	(559)

(Loss) earnings before income taxes	(319)	(306)	(295)	165	373	(382)
Income tax expense	—	—	14	14	—	28

Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2011

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(4)	—	—	(4)
Post-retirement adjustments:
Net gain (loss) arising during the period	—	—	18	(11)	—	7

Other comprehensive earnings (loss)	—	—	14	(16)	—	(2)

Comprehensive (loss) earnings	$(319)	$(306)	$(295)	$135	$373	$(412)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,503	$(8,012)	$4,458
Cost of sales	—	—	4,610	6,170	(8,012)	2,768

Gross margin	—	—	1,357	333	—	1,690
Selling, general and administrative	5	—	657	197	(357)	502
Research and development	—	—	518	264	—	782
Amortization expense for acquired intangible assets	—	—	467	—	—	467
Reorganization of businesses and other	—	—	9	(9)	—	—

Operating loss	(5)	—	(294)	(119)	357	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(1,048)	(1,047)	(328)	353	1,470	(600)

(Loss) earnings before income taxes	(1,053)	(1,047)	(1,039)	234	1,827	(1,078)
Income tax expense (benefit)	—	—	9	(34)	—	(25)

Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2010

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	1	—	1
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(1)	—	—	(1)
Post-retirement adjustments:
Net loss arising during the period	—	—	(16)	—	—	(16)

Other comprehensive (loss) earnings	—	—	(17)	1	—	(16)

Comprehensive (loss) earnings	$(1,053)	$(1,047)	$(1,065)	$269	$1,827	$(1,069)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166

Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334

Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Liabilities and Stockholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543

Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455

Total liabilities	44	114	7,878	1,006	(1,340)	7,702

Total stockholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$56	$714	$—	$772
Inter-company receivable	200	—	430	505	(1,135)	—
Accounts receivable, net	—	—	127	332	—	459
Inventory, net	—	—	290	513	—	803
Other current assets	—	—	124	74	—	198

Total current assets	202	—	1,027	2,138	(1,135)	2,232
Property, plant and equipment, net	—	—	378	394	—	772
Investment in affiliates	(4,645)	(4,643)	1,607	—	7,681	—
Intangible assets, net	—	—	83	1	—	84
Inter-company note receivable	—	110	12	148	(270)	—
Other assets, net	—	—	171	156	—	327

Total Assets	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Liabilities and Stockholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$1	$1	$—	$2
Inter-company payable	—	—	569	566	(1,135)	—
Accounts payable	—	—	187	160	—	347
Accrued liabilities and other	—	—	284	167	—	451

Total current liabilities	—	—	1,041	894	(1,135)	800
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	37	111	—	122	(270)	—
Other liabilities	—	1	291	214	—	506

Total liabilities	37	112	7,921	1,230	(1,405)	7,895

Total stockholders’ (deficit) equity	(4,480)	(4,645)	(4,643)	1,607	7,681	(4,480)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)
Dividends from affiliates	—	—	203	—	(203)	—
Non-cash adjustments	(73)	(94)	(285)	228	588	364
Proceeds from insurance settlements	—	—	78	18	—	96
Deferred intellectual property revenue	—	—	86	—	—	86
Changes in operating assets and liabilities	(12)	(1)	150	(228)	(3)	(94)

Cash flow (used for) provided by operating activities	—	(1)	326	228	(203)	350

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(58)	(65)	—	(123)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	18	—	19
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Payments for purchase licenses and other assets	—	—	(32)	(41)	—	(73)
Inter-company loan receivable, dividends and capital contributions	(28)	(30)	37	(9)	30	—

Cash flow used for investing activities	(28)	(30)	(51)	(97)	30	(176)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(733)	(1)	—	(734)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	21	—	—	—	—	21
Inter-company loan payable, dividends and capital contributions	6	31	25	(235)	173	—

Cash flow provided by (used for) financing activities	27	31	(227)	(236)	173	(232)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)

Net (decrease) increase in cash and cash equivalents	(1)	—	48	(108)	—	(61)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772

Cash and cash equivalents, end of period	$1	$—	$104	$606	$—	$711

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)
Dividends from affiliates	—	—	80	—	(80)	—
Non-cash adjustments	318	567	392	231	(610)	898
Proceeds from business interruption and inventory insurance recoveries	—	—	14	38	—	52
Changes in operating assets and liabilities	10	(259)	(73)	(339)	220	(441)

Cash flow provided by operating activities	9	2	104	81	(97)	99

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(83)	(52)	—	(135)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	55	13	—	68
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Payments for purchased licenses and other assets	—	—	(36)	(26)	—	(62)
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	(838)	(838)	—	—	1,676	—
Proceeds from property and casualty insurance recoveries	—	—	—	37	—	37
Inter-company loan receivable, dividends and capital contributions	—	—	(1)	(10)	11	—

Cash flow used for investing activities	(838)	(838)	(62)	(38)	1,687	(89)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(1,850)	(3)	—	(1,853)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Receipt of contribution of net proceeds from IPO of common shares and over-allotment exercise	—	838	838	—	(1,676)	—
Other	1	—	—	—	—	1
Inter-company loan payable, dividends and capital contributions	(8)	(2)	—	(76)	86	—

Cash flow provided by (used for) financing activities	831	836	(288)	(79)	(1,590)	(290)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents	2	—	(246)	(27)	—	(271)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$2	$—	$56	$714	$—	$772

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Freescale Ltd.	Guarantors	Freescale Inc.	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)
Dividends from affiliates	—	—	—	—	—	—
Non-cash adjustments	1,030	94	1,347	206	(1,204)	1,473
Changes in operating assets and liabilities	5	953	(464)	103	(623)	(26)

Cash flow (used for) provided by operating activities	(18)	—	(165)	577	—	394

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(88)	(193)	—	(281)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	3	19	—	22
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Payments for purchased licenses and other assets	—	—	(19)	(77)	—	(96)
Inter-company loan receivable, dividends and capital contributions	—	(168)	174	(122)	116	—

Cash flow (used for) provided by investing activities	—	(134)	71	(373)	116	(320)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,113)	(68)	—	(3,181)
Debt issuance proceeds, net of debt issuance costs	—	—	2,798	—	—	2,798
Inter-company loan payable, dividends and capital contributions	18	104	61	(67)	(116)	—

Cash flow provided by (used for) financing activities	18	104	(254)	(135)	(116)	(383)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—		(11)

Net (decrease) increase in cash and cash equivalents	—	(30)	(359)	69	—	(320)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$—	$302	$741	$—	$1,043

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. During the year ending on December 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

(c) Attestation Report of Independent Registered Public Accounting Firm:

Our independent registered accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the beginning of Part II, Item 8 of this Form 10-K.

(d) Change in Internal Control over Financial Reporting:

No change in our internal control over financial reporting occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The response to this Item incorporates by reference, with respect to directors and executive officers, the information under the captions “Election of Directors” and “Executive Officers” of our 2013 Proxy Statement, and, with respect to the Audit and Legal Committee, the Nominating and Corporate Governance Committee, the Finance Committee and the Compensation and Leadership Committee, the information under the captions “Board Structure and Compensation” and “Report of the Audit and Legal Committee” of our 2013 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our senior financial officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other person performing similar functions. The Code of Business Conduct and Ethics is available on our website (www.freescale.com). We intend to disclose on our website any amendments to or waivers of this Code of Business Conduct and Ethics.

Item 11:	Executive Compensation

The response to this Item incorporates by reference the information appearing under the captions “Board Structure and Compensation,” “Executive Compensation,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” “Compensation Committee Interlocks” and “Compensation and Leadership Committee Report” of our 2013 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our 2013 Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The response to this Item incorporates by reference the relevant information under the captions “Certain Relationships and Related Party Transactions” and “Board Structure and Compensation” of our 2013 Proxy Statement.

Item 14:	Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” of our 2013 Proxy Statement.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.1	Memorandum of Association of Freescale Semiconductor Holdings I, Ltd. (formerly Firestone Holdings (Bermuda) I, Ltd.) (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

3.2	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006 (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

3.3	Amended and Restated Bye-laws of Freescale Semiconductor Holdings I, Ltd. (incorporated by reference to Exhibit 3.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

3.4	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008 (incorporated by reference to Exhibit 3.21 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

4.1	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9.125% / 9.875% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, including the forms of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.2	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016, including the form of note (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

Exhibit Number	Exhibit Title

4.3	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture (incorporated by reference to Exhibit 4.6 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.4	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.5 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.5	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 4.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.6	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P. (incorporated by reference to Exhibit 4.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

4.7	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.8	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

4.9	Indenture, dated as of February 19, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.125% Senior Secured Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on February 22, 2010).

4.10	Indenture, dated as of April 13, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.25% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

4.11	Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 10.75% Senior Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.12	Registration Rights Agreement, dated September 30, 2010, by and among Freescale, the Guarantors party thereto and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.13	Indenture, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 8.05% Senior Notes due 2020, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

Exhibit Number	Exhibit Title

4.14	Registration Rights Agreement, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and Barclays Capital Inc. (incorporated by reference to Exhibit 4.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

10.1+	Freescale Holdings 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.2+	Form of Freescale Holdings Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.3+	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option) (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.4+	Form of Freescale Holdings Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.5+	Freescale Holdings Dividend Rights Plan (incorporated by reference to Exhibit 10.11 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.6+	Form of Freescale Holdings L.P. Award Agreement (incorporated by reference to Exhibit 10.12 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.7+	Freescale Holdings L.P. 2006 Interest Plan (incorporated by reference to Exhibit 10.13 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.8	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007 (File No. 333-141128)).

10.9	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.10	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.11+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on February 14, 2008).

Exhibit Number	Exhibit Title

10.12+	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.31 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 13, 2008).

10.13+	Form Employment Agreement (incorporated by reference to Exhibit 10.15 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.14	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.15	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.16	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.18 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.17+	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor Holdings I, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.18+	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.19+	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

10.20+	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2008, filed with the SEC on July 28, 2008).

Exhibit Number	Exhibit Title

10.21+	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan (incorporated by reference to Exhibit 10.23 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.22+	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.23+	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on October 23, 2008).

10.24+	Form of Indemnification Agreement for the Company’s Directors and certain officers (incorporated by reference to Exhibit 10.45 to the Freescale Semiconductor Holdings I, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.25+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009 (incorporated by reference to Exhibit 10.46 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 6, 2009).

10.26+	Form of Amendment to the Employment Agreement for certain officers (incorporated by reference to Exhibit 10.30 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.27	Incremental Amendment, dated as of March 17, 2009, by and among Freescale Semiconductor, Inc., as Borrower, Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings I, Ltd., Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., each of the subsidiary guarantors party thereto, the New Term Lenders (as defined therein) and Citibank, N.A., as Administrative Agent, Collateral Agent and Incremental Collateral Agent (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 17, 2009).

10.28+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.29+	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.30+	Form of Freescale Holdings 2006 Management Incentive Plan Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, filed with the SEC on April 24, 2009).

10.31+	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.32+	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.33+	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.37 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

Exhibit Number	Exhibit Title

10.34	Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.38 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.35	Intellectual Property Security Agreement, dated February 19, 2010, by and between Freescale, the guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.39 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.36	Amendment Agreement dated as of February 19, 2010, to the Credit Agreement dated as of December 1, 2006, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference to Exhibit 10.40 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.37	Form of Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as collateral agent for the lenders (incorporated by reference as Exhibit A to Exhibit 10.40 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.38	Amendment No. 4 dated as of March 4, 2011, to the Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.42 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.39	Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.40	Intellectual Property Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.44 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 8, 2011 (File No. 333-172188)).

10.41+	Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.51 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.42+	Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.52 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.43+	Separation and Release Agreement, dated January 12, 2011, by and between Freescale Semiconductor, Inc. and Alex Pepe (incorporated by reference to Exhibit 10.53 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.44+	Employment Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and Reza Kazerounian (incorporated by reference to Exhibit 10.49 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

Exhibit Number	Exhibit Title

10.45	Amended and Restated Registration Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., and certain Freescale Holdings L.P. investors (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.46	Shareholders’ Agreement of Freescale Semiconductor Holdings I, Ltd. dated June 1, 2011 by and among Freescale Holdings L.P., Freescale Semiconductor Holdings I, Ltd., each of the Blackstone Investors (as defined therein), each of the Carlyle Investors (as defined therein), each of the TPG Investors (as defined therein) and each of the TPG Investors (as defined therein) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.47	Amended and Restated Investors Rights Agreement dated June 1, 2011, by and among Freescale Holdings L.P., the Company, Freescale Semiconductor Holdings II, Ltd., Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor, Inc., certain Freescale Holdings L.P. investors, and certain Stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.48	Form of officer and director indemnification agreement (incorporated by reference to Exhibit 10.59 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.49	Employer Health Program Agreement, dated July 1, 2008, between Equity Healthcare LLC and Freescale Semiconductor, Inc (incorporated by reference to Exhibit 10.60 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.50	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.51	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.52	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors LLC (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.53	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.54	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar IV – AIV, L.P. (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.55	Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar V – AIV, L.P. (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

Exhibit Number	Exhibit Title

10.56+	Form of Freescale Semiconductor, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.57+	Freescale Semiconductor Holdings I 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.58	Freescale Semiconductor Holdings I, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-8, filed with the SEC on June 29, 2011 (File No. 333-175194)).

10.59+	Reimbursement Agreement, dated March 10, 2008, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.60	Reimbursement Agreement, dated May 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.61+	Amendment No. 1 to Reimbursement Agreement, dated November 1, 2009, between Freescale Semiconductor, Inc. and TPG Capital, L.P (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.62+	Form Nonqualified Stock Option Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.61 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.63+	Form Nonqualified Stock Option Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.64+	Form Restricted Share Unit Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.63 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.65+	Form Restricted Share Unit Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.66+	Form Performance Restricted Share Unit Award Agreement to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.67+	Form Restricted Share Unit Award Agreement (select) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.68	Amendment Agreement dated as of February 28, 2012, to the Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 19, 2010 among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on February 29, 2012).

Exhibit Number	Exhibit Title

10.69+	Transition and Release Agreement, dated as of June 6, 2012, between the Company, Freescale Holdings GP, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 6, 2012).

10.70+	Employment Agreement, dated as of May 31, 2012, between the Company and Gregg Lowe (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 6, 2012).

10.71+	Freescale Semiconductor Holdings 2011 Omnibus Plan Performance Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.72+	Freescale Semiconductor Holdings 2011 Omnibus Plan Nonqualified Stock Option Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.73+	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Make Whole Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.74+	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement—Director (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

12.1*	Statement of Computation of Ratios.

21.1*	Subsidiaries of Freescale Semiconductor, Ltd.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification (Chief Executive Officer).

32.2*	Section 1350 Certification (Chief Financial Officer).

101.ins#	Instance Document.

101.sch#	XBRL Taxonomy Extension Schema Document.

101.cal#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.def#	XBRL Taxonomy Extension Definition Linkbase Document.

101.lab#	XBRL Taxonomy Extension Label Linkbase Document.

101.pre#	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan arrangement.
*	Filed herewith.
#	Furnished, not filed, herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.

By:	/S/ GREGG A. LOWE
Gregg A. Lowe President and Chief Executive Officer (Principal Executive Officer)

February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGG A. LOWE Gregg A. Lowe	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2013

/S/ ALAN CAMPBELL Alan Campbell	Chief Financial Officer (Principal Financial Officer)	February 8, 2013

/S/ RANDY A. HYZAK Randy A. Hyzak	Chief Accounting Officer (Principal Accounting Officer)	February 8, 2013

/S/ RICHARD M. BEYER Richard M. Beyer	Director	February 8, 2013

/S/ CHINH E. CHU Chinh E. Chu	Director	February 8, 2013

/S/ JOHN T. DICKSON John T. Dickson	Director	February 8, 2013

/S/ DANIEL J. HENEGHAN Daniel J. Heneghan	Director	February 8, 2013

/S/ THOMAS H. LISTER Thomas H. Lister	Director	February 8, 2013

/S/ JOHN W. MARREN John W. Marren	Director	February 8, 2013

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Chairman of the Board	February 8, 2013

/S/ JAMES A. QUELLA James A. Quella	Director	February 8, 2013

Signature	Title	Date

/S/ PETER SMITHAM Peter Smitham	Director	February 8, 2013

/S/ GREGORY L. SUMME Gregory L. Summe	Director	February 8, 2013

/S/ CLAUDIUS E. WATTS IV Claudius E. Watts IV	Director	February 8, 2013