Form 10-K/A
period 2012-12-31
Freescale Semiconductor, Ltd.
filed 2013-03-07
CIK 1392522

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

EXPLANATORY NOTE

Freescale Semiconductor, Ltd. (the “Company”) hereby amends on this Amendment No. 1 on Form 10-K/A (this “Amendment”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013 to include Note 15, “Quarterly and Other Financial Data (unaudited)” which was inadvertently excluded from our filing with the SEC and to disclose information required by Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 in Item 9B. References herein to this Annual Report on Form 10-K shall refer to this amended filing.

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

In addition, we are filing a new Exhibit 23.1 containing the consent of KPMG LLP, and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

The following tables present our results of operations, comprehensive loss, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010:

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,179	$5,339	$(6,573)	$3,945
Cost of sales	—	—	3,827	5,050	(6,573)	2,304

Gross margin	—	—	1,352	289	—	1,641
Selling, general and administrative	7	—	643	184	(396)	438
Research and development	—	—	471	271	—	742
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of businesses and other	—	—	(35)	20	—	(15)

Operating (loss) earnings	(7)	—	260	(186)	396	463
Loss on extinguishment or modification of long-term debt, net	—	—	(32)	—	—	(32)
Other income (expense), net	92	94	(141)	405	(981)	(531)

Earnings (loss) before income taxes	85	94	87	219	(585)	(100)
Income tax (benefit) expense	—	—	(7)	9	—	2

Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2012

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Less: reclassification adjustment for items included in net earnings (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Net loss arising during the period	—	—	(6)	(12)	—	(18)

Other comprehensive earnings (loss)	—	—	1	(12)	—	(11)

Comprehensive earnings (loss)	$85	$94	$95	$198	$(585)	$(113)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$6,078	$6,298	$(7,804)	$4,572
Cost of sales	—	—	4,486	5,995	(7,804)	2,677

Gross margin	—	—	1,592	303	—	1,895
Selling, general and administrative	12	—	664	208	(374)	510
Research and development	—	—	504	293	—	797
Amortization expense for acquired intangible assets	—	—	232	—	—	232
Reorganization of businesses and other	1	—	58	23	—	82

Operating (loss) earnings	(13)	—	134	(221)	374	274
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—	—	(97)
Other (expense) income, net	(306)	(306)	(332)	386	(1)	(559)

(Loss) earnings before income taxes	(319)	(306)	(295)	165	373	(382)
Income tax expense	—	—	14	14	—	28

Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2011

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(4)	—	—	(4)
Post-retirement adjustments:
Net gain (loss) arising during the period	—	—	18	(11)	—	7

Other comprehensive earnings (loss)	—	—	14	(16)	—	(2)

Comprehensive (loss) earnings	$(319)	$(306)	$(295)	$135	$373	$(412)

Supplemental Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,503	$(8,012)	$4,458
Cost of sales	—	—	4,610	6,170	(8,012)	2,768

Gross margin	—	—	1,357	333	—	1,690
Selling, general and administrative	5	—	657	197	(357)	502
Research and development	—	—	518	264	—	782
Amortization expense for acquired intangible assets	—	—	467	—	—	467
Reorganization of businesses and other	—	—	9	(9)	—	—

Operating loss	(5)	—	(294)	(119)	357	(61)
Loss on extinguishment or modification of long-term debt, net	—	—	(417)	—	—	(417)
Other (expense) income, net	(1,048)	(1,047)	(328)	353	1,470	(600)

(Loss) earnings before income taxes	(1,053)	(1,047)	(1,039)	234	1,827	(1,078)
Income tax expense (benefit)	—	—	9	(34)	—	(25)

Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Supplemental Condensed Consolidating Statement of Comprehensive Loss

For the Year Ended December 31, 2010

(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	1	—	1
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(1)	—	—	(1)
Post-retirement adjustments:
Net loss arising during the period	—	—	(16)	—	—	(16)

Other comprehensive (loss) earnings	—	—	(17)	1	—	(16)

Comprehensive (loss) earnings	$(1,053)	$(1,047)	$(1,065)	$269	$1,827	$(1,069)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166

Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334

Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Liabilities and Stockholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543

Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455

Total liabilities	44	114	7,878	1,006	(1,340)	7,702

Total stockholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$56	$714	$—	$772
Inter-company receivable	200	—	430	505	(1,135)	—
Accounts receivable, net	—	—	127	332	—	459
Inventory, net	—	—	290	513	—	803
Other current assets	—	—	124	74	—	198

Total current assets	202	—	1,027	2,138	(1,135)	2,232
Property, plant and equipment, net	—	—	378	394	—	772
Investment in affiliates	(4,645)	(4,643)	1,607	—	7,681	—
Intangible assets, net	—	—	83	1	—	84
Inter-company note receivable	—	110	12	148	(270)	—
Other assets, net	—	—	171	156	—	327

Total Assets	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Liabilities and Stockholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$1	$1	$—	$2
Inter-company payable	—	—	569	566	(1,135)	—
Accounts payable	—	—	187	160	—	347
Accrued liabilities and other	—	—	284	167	—	451

Total current liabilities	—	—	1,041	894	(1,135)	800
Long-term debt	—	—	6,589	—	—	6,589
Inter-company note payable	37	111	—	122	(270)	—
Other liabilities	—	1	291	214	—	506

Total liabilities	37	112	7,921	1,230	(1,405)	7,895

Total stockholders’ (deficit) equity	(4,480)	(4,645)	(4,643)	1,607	7,681	(4,480)

Total Liabilities and Stockholders’ (Deficit) Equity	$(4,443)	$(4,533)	$3,278	$2,837	$6,276	$3,415

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)
Dividends from affiliates	—	—	203	—	(203)	—
Non-cash adjustments	(73)	(94)	(285)	228	588	364
Proceeds from insurance settlements	—	—	78	18	—	96
Deferred intellectual property revenue	—	—	86	—	—	86
Changes in operating assets and liabilities	(12)	(1)	150	(228)	(3)	(94)

Cash flow (used for) provided by operating activities	—	(1)	326	228	(203)	350

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(58)	(65)	—	(123)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	18	—	19
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Payments for purchase licenses and other assets	—	—	(32)	(41)	—	(73)
Inter-company loan receivable, dividends and capital contributions	(28)	(30)	37	(9)	30	—

Cash flow used for investing activities	(28)	(30)	(51)	(97)	30	(176)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(733)	(1)	—	(734)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	21	—	—	—	—	21
Inter-company loan payable, dividends and capital contributions	6	31	25	(235)	173	—

Cash flow provided by (used for) financing activities	27	31	(227)	(236)	173	(232)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)

Net (decrease) increase in cash and cash equivalents	(1)	—	48	(108)	—	(61)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772

Cash and cash equivalents, end of period	$1	$—	$104	$606	$—	$711

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Freescale Ltd.	Guarantors	Freescale Inc.	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)
Dividends from affiliates	—	—	80	—	(80)	—
Non-cash adjustments	318	567	392	231	(610)	898
Proceeds from business interruption and inventory insurance recoveries	—	—	14	38	—	52
Changes in operating assets and liabilities	10	(259)	(73)	(339)	220	(441)

Cash flow provided by operating activities	9	2	104	81	(97)	99

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(83)	(52)	—	(135)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	55	13	—	68
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Payments for purchased licenses and other assets	—	—	(36)	(26)	—	(62)
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	(838)	(838)	—	—	1,676	—
Proceeds from property and casualty insurance recoveries	—	—	—	37	—	37
Inter-company loan receivable, dividends and capital contributions	—	—	(1)	(10)	11	—

Cash flow used for investing activities	(838)	(838)	(62)	(38)	1,687	(89)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(1,850)	(3)	—	(1,853)
Debt issuance proceeds, net of debt issuance costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Receipt of contribution of net proceeds from IPO of common shares and over-allotment exercise	—	838	838	—	(1,676)	—
Other	1	—	—	—	—	1
Inter-company loan payable, dividends and capital contributions	(8)	(2)	—	(76)	86	—

Cash flow provided by (used for) financing activities	831	836	(288)	(79)	(1,590)	(290)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents	2	—	(246)	(27)	—	(271)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043

Cash and cash equivalents, end of period	$2	$—	$56	$714	$—	$772

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Freescale Ltd.	Guarantors	Freescale Inc.	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(1,053)	$(1,047)	$(1,048)	$268	$1,827	$(1,053)
Dividends from affiliates	—	—	—	—	—	—
Non-cash adjustments	1,030	94	1,347	206	(1,204)	1,473
Changes in operating assets and liabilities	5	953	(464)	103	(623)	(26)

Cash flow (used for) provided by operating activities	(18)	—	(165)	577	—	394

Cash flows from investing activities:
Purchases for property, plant and equipment	—	—	(88)	(193)	—	(281)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	3	19	—	22
Sales and purchases of short-term and other investments, net	—	34	1	—	—	35
Payments for purchased licenses and other assets	—	—	(19)	(77)	—	(96)
Inter-company loan receivable, dividends and capital contributions	—	(168)	174	(122)	116	—

Cash flow (used for) provided by investing activities	—	(134)	71	(373)	116	(320)

Cash flows from financing activities:
Retirements of and payments for long-term debt, capital lease obligations and notes payable	—	—	(3,113)	(68)	—	(3,181)
Debt issuance proceeds, net of debt issuance costs	—	—	2,798	—	—	2,798
Inter-company loan payable, dividends and capital contributions	18	104	61	(67)	(116)	—

Cash flow provided by (used for) financing activities	18	104	(254)	(135)	(116)	(383)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—		(11)

Net (decrease) increase in cash and cash equivalents	—	(30)	(359)	69	—	(320)
Cash and cash equivalents, beginning of period	—	30	661	672	—	1,363

Cash and cash equivalents, end of period	$—	$—	$302	$741	$—	$1,043

(15) Quarterly and Other Financial Data (unaudited)

2012 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$957	$1,009	$1,029	$950
Gross margin	$375	$424	$440	$402
Operating earnings	$56	$127	$112	$168
Net loss	$(35)	$(24)	$(34)	$(9)
Net loss per common share:
Basic	$(0.14)	$(0.10)	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.10)	$(0.14)	$(0.04)

2011 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,013	$1,142	$1,223	$1,194
Gross margin	$413	$481	$517	$484
Operating earnings (loss)	$136	$110	$31	$(3)
Net loss	$(6)	$(88)	$(168)	$(148)
Net loss per common share:
Basic	$(0.02)	$(0.36)	$(0.79)	$(0.75)
Diluted	$(0.02)	$(0.36)	$(0.79)	$(0.75)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

(c) Attestation Report of Independent Registered Public Accounting Firm:

Our independent registered accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the beginning of Part II, Item 8 of this Amended Report on Form 10-K.

(d) Change in Internal Control over Financial Reporting:

No change in our internal control over financial reporting occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

Compliance Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic filings if we or any of our affiliates engaged in certain transactions with Iran or with persons or entities designated under certain executive orders during the period covered by the periodic filing. During 2012, the Company did not engage in any transactions with Iran or with persons or entities related to Iran.

Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which beneficially owns approximately 79% of the Company’s shares). Blackstone and the Company are parties to shareholders agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. Subsequent to the initial filing of our Annual Report on Form 10-K, we received notice from Blackstone that it had determined to include in its Annual Report on Form 10-K disclosures regarding two of its portfolio companies, TRW Automotive Holdings Corp. (“TRW”) and Travelport Limited (“Travelport”), that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone’s ownership of Freescale GP and Freescale LP, may also be deemed to be affiliates of ours. Accordingly, we note that Blackstone’s Annual Report on Form 10-K states that in 2012, certain of TRW’s non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000 and net profit from such sales was approximately $377,000; TRW also states that those activities have been discontinued. With regard to Travelport, Blackstone’s Annual Report on Form 10-K disclosed that, as part of Travelport’s global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. Travelport intends to continue these business activities as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the U.S. Office of Foreign Assets Control. No information was provided with respect to the gross revenues and net profits attributable to

Travelport’s activities. Other than as described above, we have no knowledge of the activities of TRW and Travelport with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosures described in this paragraph.

Certain of our Sponsors are continuing to review the transactions of their portfolio companies, and to the extent they make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

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

March 7, 2013