Form 10-Q
period 2013-03-29
Freescale Semiconductor, Ltd.
filed 2013-04-26
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2013 there were 254,154,838 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share amounts)	March 29, 2013	March 30, 2012
Net sales	$981	$950
Cost of sales	583	548
Gross margin	398	402
Selling, general and administrative	111	102
Research and development	182	181
Amortization expense for acquired intangible assets	3	3
Reorganization of business and other	(2)	(52)
Operating earnings	104	168
Loss on extinguishment or modification of long-term debt, net	(22)	(28)
Other expense, net	(120)	(135)
(Loss) earnings before income taxes	(38)	5
Income tax expense	10	14
Net loss	$(48)	$(9)

Net loss per share:
Basic	$(0.19)	$(0.04)
Diluted	$(0.19)	$(0.04)
Weighted average common shares outstanding:
Basic	252	247
Diluted	256	251
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net loss	$(48)	$(9)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	(4)	(4)
Derivative instruments adjustments:
Unrealized (losses) gains arising during the period	(1)	5
Reclassification adjustment for items included in net loss	—	1
Post-retirement adjustments:
Gains arising during the period	2	2
Amortization of actuarial gains included in net loss	1	—
Other comprehensive (loss) earnings	(2)	4
Comprehensive loss	$(50)	$(5)
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

	March 29, 2013	December 31, 2012
(in millions)	(Unaudited)
ASSETS
Cash and cash equivalents	$767	$711
Accounts receivable, net	387	384
Inventory, net	764	797
Other current assets	158	166
Total current assets	2,076	2,058
Property, plant and equipment, net	692	715
Intangible assets, net	63	64
Other assets, net	308	334
Total assets	$3,139	$3,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt and capital lease obligations	$28	$6
Accounts payable	324	323
Accrued liabilities and other	515	543
Total current liabilities	867	872
Long-term debt	6,361	6,375
Other liabilities	451	455
Total liabilities	7,679	7,702

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at March 29, 2013 and December 31, 2012	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 253 and 249 issued and outstanding at March 29, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	8,258	8,217
Accumulated other comprehensive earnings	12	14
Accumulated deficit	(12,812)	(12,764)
Total shareholders’ deficit	(4,540)	(4,531)
Total liabilities and shareholders’ deficit	$3,139	$3,171
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net loss	$(48)	$(9)
Depreciation and amortization	68	71
Reorganization of business and other	(2)	(52)
Share-based compensation	12	9
Deferred incomes taxes	6	6
Loss on extinguishment or modification of long-term debt, net	22	28
Proceeds from business interruption insurance recoveries	—	61
Deferred intellectual property revenue	11	—
Other non-cash items	3	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	(4)	39
Inventory, net	32	(18)
Accounts payable and accrued liabilities	(37)	(56)
Other operating assets and liabilities	7	(6)
Net cash provided by operating activities	70	63

Cash flows from investing activities:
Purchases of property, plant and equipment	(22)	(20)
Proceeds from sale of property, plant and equipment	5	—
Payments for purchased licenses and other assets	(16)	(19)
Net cash used for investing activities	(33)	(39)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(2,711)	(526)
Debt issuance proceeds, net of debt issuance costs	2,707	481
Proceeds from stock option exercises and ESPP share purchases	27	6
Net cash provided by (used for) financing activities	23	(39)

Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net increase (decrease) in cash and cash equivalents	56	(12)
Cash and cash equivalents, beginning of period	711	772
Cash and cash equivalents, end of period	$767	$760
See accompanying notes.

Freescale Semiconductor, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(1) Overview and Basis of Presentation
Overview: Freescale Semiconductor, Ltd. (“Freescale Ltd.”), based in Austin, Texas, is a global leader in microcontrollers (MCUs) and digital networking processors. These embedded processing solutions are the keystones of the emerging Internet of Things, a network of smart devices that will help make our lives easier, safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. Our product and strategy focus is on the need for increased connectively and enhanced intelligence that is at the heart of the fastest growing semiconductor applications. Growing electronic content in automobiles, increasing demands for networking bandwidth, connected industrial and medical electronics and the proliferation of smart mobile devices are the growth drivers of our business. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. Our close customer relationships have been built upon years of collaborative product development. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers. Freescale Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of March 29, 2013 and December 31, 2012, and for the three months ended March 29, 2013 and March 30, 2012 are unaudited, with the December 31, 2012 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 29, 2013 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 (the "Annual Report"). The results of operations for the three months ended March 29, 2013 are not necessarily indicative of the operating results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. In addition to the items described below, our significant accounting policies and critical estimates are disclosed in our Annual Report. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
(2) Other Financial Data
Statements of Operations Supplemental Information
Intellectual Property Revenue
Intellectual property revenue for the first quarter of 2013 included $52 million related to arrangements entered into during the second quarter of 2012 that contained multiple deliverables. The arrangements include (i) multi-year patent license agreements, ranging from six to eight years, one of which contains renegotiation rights through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. The total consideration to be received under these agreements is $304 million, of which $63 million was received in the first quarter of 2013. The remaining cash of $43 million will be received over the next six years, with $15 million anticipated to be received within the next twelve months.
The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income is recognized for the accounting units when the basic revenue recognition criteria are met, which is consistent with our policy for revenue recognition related to products and services.

Revenue for the patent license agreements will be recognized over the course of the renegotiation rights period, which began in the second quarter of 2012 and extends through the third quarter of 2013, if applicable, and up front if renegotiation rights do not exist. Revenue for the patent sales and services will be recognized upon delivery of such items, and as such, there will be variability in the revenue recognized in future periods. Revenue for the remaining items will be recognized ratably over the course of the respective agreements. At March 29, 2013 and December 31, 2012, included in accrued liabilities and other was $105 million and $103 million, respectively, of deferred revenue related to our intellectual property and other agreements.
Loss on Extinguishment or Modification of Long-Term Debt, Net
We recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q1 2013 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans. This charge consisted of the write-off of unamortized debt issuance costs, original issue discount (OID) and other expenses not eligible for capitalization under ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)
During the first quarter of 2012, we recorded a charge of $28 million in the accompanying Condensed Consolidated Statement of Operations associated with the refinancing of $500 million of our senior subordinated 10.125% notes due 2016, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. This charge consisted of call premiums, the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2013	March 30, 2012
Interest expense	$(122)	$(135)
Interest income	1	2
Interest expense, net	(121)	(133)
Other, net	1	(2)
Other expense, net	$(120)	$(135)
Cash paid for interest was $119 million and $138 million for the three months ended March 29, 2013 and March 30, 2012, respectively. The payments for the first quarter of 2012 were inclusive of the acceleration of $15 million of interest payments associated with the Q1 2012 debt refinancing transaction.
Net Loss Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the Company. For the first quarter of 2013 and 2012, approximately 15 million and 11 million, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended
(in millions, except per share amount)	March 29, 2013	March 30, 2012
Basic net loss per share:
Numerator:
Net loss	$(48)	$(9)
Denominator:
Weighted average common shares outstanding (1)	252	247
Basic net loss per share	$(0.19)	$(0.04)
Diluted net loss per share:
Numerator:
Net loss	$(48)	$(9)
Denominator:
Number of shares used in basic computation (1)	252	247
Add: Incremental shares for dilutive effect of warrants (2)	—	—
Add: Incremental shares for dilutive effect of stock options (3)	3	4
Add: Incremental shares for dilutive effect of unvested restricted share units (4)	1	—
Adjusted weighted average common shares outstanding	256	251
Diluted net loss per share (5)	$(0.19)	$(0.04)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding at March 29, 2013 and March 30, 2012, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.

(3)
Stock options to purchase an aggregate of 5 million and 1 million common shares that were outstanding during the first quarter of 2013 and 2012, respectively, are anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs of less than 1 million for the first quarter of 2012 are anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. There were no anti-dilutive unvested RSUs for the first quarter of 2013.

(5)	No dilutive securities have been included in the diluted net loss per share calculation, as a net loss was incurred in both periods presented.
Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	March 29, 2013	December 31, 2012
Work in process and raw materials	$564	$578
Finished goods	200	219
	$764	$797
As of March 29, 2013 and December 31, 2012, we had $57 million and $58 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $45 million and $46 million for the first quarter of 2013 and 2012, respectively, including capital lease amortization expense of $1 million for both periods. Accumulated depreciation and amortization was $2,692 million and $2,687 million at March 29, 2013 and December 31, 2012, respectively.

Accumulated Other Comprehensive Earnings

	Unrealized Gain (Loss) on Derivatives	Unrealized (Loss) Gain on Postretirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2013	$2	$(13)	$25	$14
Current period net change	(1)	3	(4)	(2)
Balance at March 29, 2013	$1	$(10)	$21	$12
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of March 29, 2013 and December 31, 2012, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first quarter of 2013 and 2012, there were no significant transfers between Level 1 and Level 2. We had no Level 3 instruments at March 29, 2013 or December 31, 2012.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of March 29, 2013	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$136	$136	$—
Time deposits (1)	303	303	—
Foreign currency derivative contracts (2)	2	—	2
Total Assets	$441	$439	$2
Liabilities
Interest rate swap agreements (3)	$6	$—	$6
Foreign currency derivative contracts (2)	1	—	1
Commodity derivative contracts (4)	1	—	1
Total Liabilities	$8	$—	$8

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2012	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$192	$192	$—
Time deposits (1)	285	285	—
Foreign currency derivative contracts (2)	3	—	3
Total Assets	$480	$477	$3
Liabilities
Interest rate swap agreements (3)	$17	$—	$17
Foreign currency derivative contracts (2)	1	—	1
Total Liabilities	$18	$—	$18

The following footnotes indicate where the noted items are recorded in our accompanying Condensed Consolidated Balance Sheets at March 29, 2013 and December 31, 2012:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as accrued liabilities and other or other liabilities.

(4)	Commodity derivative contracts are reported as accrued liabilities and other. The fair value at December 31, 2012 was less than $1 million.
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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,726 million and $6,562 million at March 29, 2013 and December 31, 2012 (as determined based upon quoted market prices), respectively, the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

(4) Debt
The carrying value of our long-term debt at March 29, 2013 and December 31, 2012 consisted of the following:

	March 29, 2013	December 31, 2012
Extended maturity term loan due 2016	$—	$2,215
2012 Term Loan due 2019	—	491
2016 Term Loan	350	—
2020 Term Loan	2,364	—
Replacement revolver due 2016	—	—
Senior secured 10.125% notes due 2018	663	663
Senior secured 9.25% notes due 2018	1,380	1,380
Senior unsecured floating rate notes due 2014(1)	57	57
Senior unsecured 8.875% notes due 2014	98	98
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	264
	6,388	6,380
Less: current maturities	(27)	(5)
Total long-term debt	$6,361	$6,375

(1)	The senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to three month LIBOR (0.28% in effect on March 29, 2013) plus 3.875% per annum.
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of Freescale's senior secured credit facility (as so amended and restated, the “Credit Facility”). The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (“2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (“2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with the $3 million of OID previously attributable to the 2012 Term Loan which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the senior secured term loan facility due February 28, 2019 (“2012 Term Loan”), $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (“Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay related accrued interest of $10 million and the remaining fees and expenses.
The majority of the proceeds from the issuance of the 2016 and 2020 Term Loans were used to prepay the 2012 Term Loan and the Extended Term Loan, thus relieving Freescale Inc. and certain other Freescale Ltd. subsidiaries of their obligations associated with that liability. This portion of the Q1 2013 Debt Refinancing Transaction constitutes an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. A significant portion of our lenders under the 2012 Term Loan and Extended Term Loan were also lenders under the 2016 and 2020 Term Loans. Effectively, a portion of the previous loans was exchanged by these lenders for new term loans. This part of the transaction was accounted for as a non-substantial modification of debt under the guidelines of ASC Subtopic 470-50, as the difference between the present value of the cash flows under the terms of the 2016 and 2020 Term Loans and the present value of the cash flows under the 2012 and Extended Term Loans held by these lenders was less than 10%. Additionally, a portion of the Q1 2013 Debt Refinancing Transaction related to new funds committed under the 2016 and 2020 Term Loans and was accounted for as a new debt issuance. In connection with this transaction, we incurred approximately $10 million of fees and expenses, of which $3 million were capitalized and will be amortized over the terms of the underlying loans. Additionally, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization under ASC Subtopic 470-50.

Credit Facility
At March 29, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan and (iii) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan and the 2020 Term Loan at March 29, 2013 was 4.25% and 5.00%, respectively. (As noted below, the spread over LIBOR with respect to the 2016 Term Loan and the 2020 Term Loan was 3.25% and 3.75%, respectively, and the 2016 Term Loan and 2020 Term Loan have LIBOR floors of 1.00% and 1.25%, respectively.) At March 29, 2013, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.
2016 Term Loan
At March 29, 2013, $350 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013 (“Credit Agreement”) provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2016 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within six months from the closing date of the issuance of the loan.
2020 Term Loan
At March 29, 2013, $2,391 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the senior secured 10.125% notes due 2018 and the senior secured 9.25% notes due 2018 exceeds $500 million, individually or collectively. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At March 29, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $27 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2013 Debt Refinancing Transaction. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.
Covenant Compliance
Freescale Inc.’s Credit Facility governing the term loans and the indentures governing the senior notes (the "Indentures") contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
As of March 29, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.50:1, the senior secured first lien leverage ratio of 4.00:1, the fixed charge coverage ratio of 2.00:1 or the consolidated secured debt ratio of 3.25:1. As of March 29, 2013, Freescale Inc.’s total leverage ratio was 7.00:1, senior secured first lien leverage ratio was 4.95:1, the fixed charge coverage ratio was 1.71:1 and the consolidated secured debt ratio was 5.89:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. As of March 29, 2013, we have effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of March 29, 2013, the remaining obligated debt payments for 2013 are $21 million. Future obligated debt payments are $183 million in 2014, $27 million in 2015, $629 million in 2016, $24 million in 2017, $2,067 million in 2018 and $3,464 million thereafter.
(5) Risk Management
Foreign Currency Risk
At March 29, 2013 and December 31, 2012, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $179 million and $217 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at both March 29, 2013 and December 31, 2012. Forward contract (losses) gains of $(5) million and $2 million for the first quarter of 2013 and 2012, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of March 29, 2013 and December 31, 2012:

Buy (Sell)	March 29, 2013	December 31, 2012
Euro	$91	$104
Japanese Yen	$31	$28
Chinese Renminbi	$21	$23
Malaysian Ringgit	$13	$26
Israeli Shekel	$5	$5
Indian Rupee	$(3)	$(3)
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with cost of sales, selling, general and administrative expenses and research and development expenses. At March 29, 2013, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges in accordance with ASC Topic 815, with aggregate notional amounts of $76 million and $92 million, respectively, and fair values of net unrealized gains of $1 million for both currencies. At December 31, 2012, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges with aggregate notional amounts of $68 million and $77 million, respectively, and both with fair values of a net unrealized gain of $1 million. These forward contracts have original maturities of less than 18 months. Gains of $1 million for both the first quarter of 2013 and 2012 were recorded in cost of sales in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. During the first quarter of 2013, gains of less than $1 million were recorded in each of cost of sales, selling, general and administrative expense and research and development expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with the Chinese Renminbi cash flow hedges. Losses of less than $1 million for the first quarter of 2012 were recorded in research and development expense in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Israeli Shekel cash flow hedges that settled during 2012. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
At March 29, 2013 and December 31, 2012, we had gold swap contracts to hedge our exposure to increases in the price of gold bullion. Our gold swap contracts were designated as cash flow hedges under ASC Topic 815. At March 29, 2013 and December 31, 2012, these contracts had net outstanding notional amounts totaling 12,000 ounces and 17,500 ounces, respectively, which were accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $1 million at both March 29, 2013 and December 31, 2012. During the first quarter of 2013 and 2012, a gain (loss) of less than $1 million and $(1) million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during the first quarter of 2012, a loss of $1 million was recorded in other expense, net in the accompanying condensed Consolidated Statement of Operations related to ineffectiveness on these gold swap contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We have historically used interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. During the first quarter of 2013, we completed the Q1 2013 Debt Refinancing Transaction in which we prepaid variable rate debt and issued variable rate term loans with LIBOR floors that are above the current 3-month LIBOR rate (0.28% in effect on March 29, 2013). We expect rates to remain below the LIBOR floor of the new term loans for an extended period of time, and therefore we have either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements as of March 29, 2013, resulting in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. As indicated, for a portion of the previous swap arrangements, we have entered into offsetting swaps under which we pay variable interest rates based on LIBOR and receive fixed interest rates over maturities that mirror those of our remaining swaps. Accordingly, gains and losses on the existing agreements will be offset by losses and gains on the new agreements, effectively creating a fixed payment stream through December 1, 2016. These offsetting gains and losses will be recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations.
In the first quarter of 2013, prior to the termination of the interest rate swap agreements, we recognized a gain of $1 million, and in the first quarter of 2012, we recognized losses of $2 million in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps in accordance with ASC Topic 815.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of March 29, 2013, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
On April 2, 2013, after the end of the first quarter, we granted stock-based compensation under the 2011 Omnibus Incentive Plan to certain executives and employees as part of our annual long-term incentive grants. We granted approximately 1.9 million stock options and 3.5 million RSUs. The stock options and RSUs vest 25% on each of the first, second, third, and fourth anniversaries of the date of grant.  The grant date fair value of the stock options is $6.90 and the strike price for these awards is equal to the closing price on the date of grant, or $13.91. Total compensation costs associated with these awards of $47 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of four years to additional paid-in capital.

Also, as part of the annual grant noted above, we granted market-based performance RSUs to certain executives. The target units awarded were approximately 1 million, which cliff vest on the third anniversary of the date of grant.  The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative Total Shareholder Return (TSR) of the Company's stock price as compared to a set of peer companies. The grant date fair value for these awards is $17.01, as determined using the Monte Carlo valuation model, and total compensation cost of $13 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital.
(7) Income Taxes
Income taxes for the interim periods presented have been included in the accompanying Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States.
For the first quarter of 2013, we recorded an income tax provision of $10 million, which related primarily to our foreign operations. For the first quarter of 2012, we recorded an income tax provision of $14 million, which included a $4 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties.
The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $48 million in the next twelve months primarily due to the lapsing of statutes. The projected decrease is anticipated to result in a tax benefit of approximately $3 million. The remaining decrease will not impact our effective tax rate, as the tax benefits will be offset by valuation allowance on our deferred tax assets. Certain of our income tax returns for the 2004 through 2010 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $63 million as of March 29, 2013.
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
On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of two identified patents related to ball grid array packaging technology. The lawsuit was subsequently transferred to the United States District Court for the Northern District of California. The case is proceeding through the discovery phase of litigation and is currently set for trial in April of 2014. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of March 29, 2013.
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

(9) Reorganization of Business and Other
Three Months Ended March 29, 2013
2012 Strategic Realignment
As a result of the strategic review we completed during 2012 to identify opportunities to accelerate revenue growth and improve profitability, we have shifted our research and development investment and sales force to reflect this strategic realignment. In the prior year, we incurred charges to reorganization of business and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources.
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
The following table displays a roll-forward from January 1, 2013 to March 29, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Used	Accruals at March 29, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(4)	7
Research and development	13	—	—	(6)	7
Total	$30	$—	$—	$(13)	$17
Related headcount	270	—	—	(60)	210
Exit and Other Costs	$2	$6	$—	$—	$8
The $13 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first quarter of 2013. The accrual of $17 million at March 29, 2013 reflects the estimated liability to be paid to the remaining 210 employees to be separated through the end of 2013 based on current exchange rates. Additionally, we recorded $6 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment and (ii) underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”). In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $2 million charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.

The following table displays a roll-forward from January 1, 2013 to March 29, 2013 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Used	Accruals at March 29, 2013
Employee Separation Costs
Supply chain	77	—	(2)	(8)	67
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	81	—	(2)	(8)	71
Related headcount	520	—	—	(20)	500
The $8 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2013. We have adjusted our anticipated future severance payments by $2 million to incorporate the currency impact in the above presentation. This adjustment reflects the strengthening of the U.S. dollar against the Euro during the first quarter of 2013. The accrual of $71 million at March 29, 2013 reflects the estimated liability to be paid to the remaining 500 employees through 2014 based on current exchange rates.
Disposition Activities
During the first quarter of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $3 million charge related to on-going closure and decommissioning costs.
Three Months Ended March 30, 2012
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first quarter of 2012, we recorded a $55 million benefit for business interruption insurance recoveries which was partially offset by $3 million of expenses primarily related to on-going closure costs. Additionally, in the first quarter of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to March 30, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Used	Accruals at March 30, 2012
Employee Separation Costs
Supply chain	106	—	5	(5)	106
Selling, general and administrative	8	—	(5)	—	3
Research and development	14	—	(12)	—	2
Total	128	—	(12)	(5)	111
Related headcount	720	—	—	(20)	700
Exit and Other Costs	6	—	—	(1)	5
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

(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.
In connection with the Merger and subsequent debt refinancing transactions, we had $3,674 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes ("Senior Notes") outstanding as of March 29, 2013, as disclosed in Note 4, “Debt”. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of March 29, 2013, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our financial position, results of operations and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of March 29, 2013 and December 31, 2012 and for the three months ended March 29, 2013 and March 30, 2012, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,194	$1,244	$(1,457)	$981
Cost of sales	—	—	901	1,139	(1,457)	583
Gross margin	—	—	293	105	—	398
Selling, general and administrative	2	—	140	42	(73)	111
Research and development	—	—	116	66	—	182
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	5	(7)	—	(2)
Operating earnings (loss)	(2)	—	29	4	73	104
Loss on extinguishment or modification of long-term debt, net	—	—	(22)	—	—	(22)
Other income (expense), net	54	54	48	76	(352)	(120)
Earnings (loss) before income taxes	52	54	55	80	(279)	(38)
Income tax expense (benefit)	—	—	1	9	—	10
Net income (loss)	$52	$54	$54	$71	$(279)	$(48)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$52	$54	$54	$71	$(279)	$(48)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	(1)	—	—	(1)
Reclassification adjustment for items included in net income (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	2	—	2
Amortization of actuarial gains included in net income (loss)	—	—	—	1	—	1
Other comprehensive income (loss)	—	—	(1)	(1)	—	(2)
Comprehensive earnings (loss)	$52	$54	$53	$70	$(279)	$(50)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 30, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,308	$1,334	$(1,692)	$950
Cost of sales	—	—	992	1,248	(1,692)	548
Gross margin	—	—	316	86	—	402
Selling, general and administrative	2	—	126	46	(72)	102
Research and development	—	—	114	67	—	181
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	(36)	(16)	—	(52)
Operating earnings (loss)	(2)	—	109	(11)	72	168
Loss on extinguishment or modification of long-term debt, net	—	—	(28)	—	—	(28)
Other income (expense), net	121	121	22	74	(473)	(135)
Earnings (loss) before income taxes	119	121	103	63	(401)	5
Income tax expense (benefit)	—	—	(18)	32	—	14
Net income (loss)	$119	$121	$121	$31	$(401)	$(9)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended March 30, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$119	$121	$121	$31	$(401)	$(9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	5	—	—	5
Reclassification adjustment for items included in net income (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	2	—	2
Amortization of actuarial gains included in net income (loss)	—		—	—	—	—
Other comprehensive income (loss)	—	—	6	(2)	—	4
Comprehensive earnings (loss)	$119	$121	$127	$29	$(401)	$(5)

Supplemental Condensed Consolidating Balance Sheet March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$9	$—	$143	$615	$—	$767
Inter-company receivable	212	—	397	423	(1,032)	—
Accounts receivable, net	—	—	106	281	—	387
Inventory, net	—	—	251	513	—	764
Other current assets	—	—	95	63	—	158
Total current assets	221	—	992	1,895	(1,032)	2,076
Property, plant and equipment, net	—	—	336	356	—	692
Investment in affiliates	(4,718)	(4,718)	1,587	—	7,849	—
Intangible assets, net	—	—	63	—	—	63
Inter-company note receivable	—	115	—	158	(273)	—
Other assets, net	—	—	149	159	—	308
Total Assets	$(4,497)	$(4,603)	$3,127	$2,568	$6,544	$3,139
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$28	$—	$—	$28
Inter-company payable	—	—	654	378	(1,032)	—
Accounts payable	—	—	186	138	—	324
Accrued liabilities and other	—	—	334	181	—	515
Total current liabilities	—	—	1,202	697	(1,032)	867
Long-term debt	—	—	6,361	—	—	6,361
Inter-company note payable	43	115	—	115	(273)	—
Other liabilities	—	—	282	169	—	451
Total liabilities	43	115	7,845	981	(1,305)	7,679
Total shareholders’ (deficit) equity	(4,540)	(4,718)	(4,718)	1,587	7,849	(4,540)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,497)	$(4,603)	$3,127	$2,568	$6,544	$3,139

Supplemental Condensed Consolidating Balance Sheet December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166
Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334
Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543
Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455
Total liabilities	44	114	7,878	1,006	(1,340)	7,702
Total shareholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	(4)	—	47	127	(100)	70
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(11)	(11)	—	(22)
Proceeds from sale of property, plant and equipment	—	—	—	5	—	5
Payments for purchased licenses and other assets	—	—	(8)	(8)	—	(16)
Inter-company loan receivable and capital contributions	(15)	(16)	—	(1)	32	—
Cash flow used for investing activities	(15)	(16)	(19)	(15)	32	(33)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(2,711)	—	—	(2,711)
Debt issuance proceeds, net of debt issuance costs	—	—	2,707	—	—	2,707
Proceeds from stock option exercises and ESPP share purchases	27	—	—	—	—	27
Inter-company loan payable, dividends and capital contributions	—	16	15	(99)	68	—
Cash flow provided by (used for) financing activities	27	16	11	(99)	68	23
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	8	—	39	9	—	56
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	9	—	143	615	—	767

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 30, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	(7)	(1)	79	120	(128)	63
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(8)	(12)	—	(20)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—
Payments for purchased licenses and other assets	—	—	(12)	(7)	—	(19)
Inter-company loan receivable and dividends	—	—	(1)	(7)	8	—
Cash flow used for investing activities	—	—	(21)	(26)	8	(39)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(526)	—	—	(526)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	6	—	—	—	—	6
Inter-company loan payable, dividends and capital contributions	6	1	—	(127)	120	—
Cash flow provided by (used for) financing activities	12	1	(45)	(127)	120	(39)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	5	—	13	(30)	—	(12)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772
Cash and cash equivalents, end of period	7	—	69	684	—	760

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations and financial condition as of and for the three months ended March 29, 2013 and March 30, 2012. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Our Business. We are a global leader in microcontrollers (MCUs) and digital networking processors. These embedded processing solutions are the keystones of the emerging Internet of Things, a network of smart devices that will help make our lives easier, safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. Our product and strategy focus is on the need for increased connectively and enhanced intelligence that is at the heart of the fastest growing semiconductor applications. Growing electronic content in automobiles, increasing demands for networking bandwidth, connected industrial and medical electronics and the proliferation of smart mobile devices are the growth drivers of our business. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. Our close customer relationships have been built upon years of collaborative product development.
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our five product groups. Our Microcontrollers product line represented 18% and 16% of our total net sales in the first quarter of 2013 and 2012, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product line represented 21% and 22% of our total net sales in the first quarter of 2013 and 2012, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products are at the heart of the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the Internet of Things. Our Automotive MCU product line represented 26% and 25% of our total net sales in the first quarter of 2013 and 2012, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are driving the latest developments for powertrain, advanced safety and infotainment applications. Our Analog and Sensors product line represented 18% and 19% of our total net sales in the first quarter of 2013 and 2012, respectively. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation and automotive radar, braking and airbag control. Our RF product line represented 9% and 7% of our total net sales in the first quarter of 2013 and 2012, respectively. We are the leading supplier of RF high-power products for the cellular infrastructure market. We continue to expand our portfolio to leverage our RF technology leadership into the military, appliance, and automotive markets.
Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and CEO of Freescale in June 2012, we completed a detailed review of our strategic direction to identify opportunities to accelerate revenue growth and improve profitability. In connection with this strategic realignment in 2012, we incurred approximately $40 million of employee termination benefits and other exit costs along with other non-cash charges. We began making payments to the employees separated under this plan during 2012 and we expect to continue making cash payments through the fourth quarter of 2013. We estimate annualized savings of $35 million to $40 million associated with these actions which we began realizing during the first quarter of 2013.
We have completed a series of restructuring actions announced in 2008 and 2009 which included the closure of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan, as the industry evolved from 150 millimeter technologies and products to more advanced technologies and products. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. We estimate the remaining severance and other costs of this facility closure to be approximately $80 million, including $70 million in cash severance costs and $10 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made by the end of 2014; however, the timing of these payments depends on many factors, including the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake off the coast of Japan. The only remaining action to finalize the exit from this facility is the selling of the site. We may incur additional charges associated with preparing the facility site for sale, which we expect to be offset with proceeds from the sale.
The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of 2012, we had realized approximately $50 million of annualized cost savings related to the closure of the Sendai, Japan facility. We began realizing a portion of the $70 million in estimated annualized cost savings in the first quarter of 2013 associated with the closure of the Toulouse, France facility. We expect the remainder of the savings related to the closure of this facility to be realized throughout the remainder of 2013. Actual cost savings realized, and the timing thereof, will depend on many factors, some of which are beyond our control and could differ materially from our estimates.
Debt Restructuring Activities. During the first quarter of 2013, Freescale Inc. completed the Q1 2013 Debt Refinancing Transaction which amended the Credit Facility to allow for the issuance of new senior secured term loan facilities, the 2016 and 2020 Term Loans, in the aggregate principal amount of $2.7 billion, the proceeds of which, along with cash on hand, were used to prepay the 2012 Term Loan, the Extended Term Loan and the related fees and expenses associated with this transaction. The restructuring, among other things, (i) reduced the principal amount of indebtedness currently due in 2016, (ii) extended to 2020 the maturities of our indebtedness previously due in 2019 and a portion of our indebtedness previously due in 2016 and (iii) will increase our interest expense by approximately $3 million annually based on current interest rates. (Refer to “Liquidity and Capital Resources - Financing Activities” below for the definition and additional discussion of capitalized terms and transactions referenced in this section.)
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
In the first quarter of 2013, improving global economic conditions positively impacted our overall sales on a year over year basis. Our revenues improved 3% in the first quarter of 2013 as compared to the first quarter in 2012. Gross margin declined 170 basis points over the same period as a result of the annual price negotiations with our customers, product sales mix and lower utilization partially offset by higher intellectual property revenue, cost savings and improved yields.
Our revenues increased 3% and our gross margin increased 140 basis points in the first quarter of 2013 as compared to the fourth quarter of 2012. The sequential increase in gross margin is attributable to an increase in front-end wafer manufacturing facility utilization from 71% during the fourth quarter of 2012 to 79% during the first quarter in 2013 along with higher intellectual property revenues. During the first quarter of 2013, our backlog and order trends have improved as compared to the prior quarter. We began realizing these improvements to an extent through our distribution sales which increased 5% compared to the fourth quarter of 2012. The increase in revenue was driven by overall macroeconomic improvements and increased intellectual property revenues. Intellectual property agreements entered into during the second quarter of 2012 may limit our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013 and may reduce our intellectual property revenues that are not associated with these agreements. In addition, we observed increasing backlog levels for our automotive customers over the course of the first quarter of 2013. We anticipate our total net sales and profitability for the second quarter of 2013 to improve on a sequential basis.
Net sales in the second half of 2013 will depend on the extent and pace of a general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our target markets, among other factors. Refer to Note 2, “Other Financial Data-Intellectual Property Revenue” for additional information regarding our intellectual property revenue. For more information on trends and other factors affecting our business, refer to Part I, “Risk Factors” in our Annual Report.

Results of Operations for the Three Months Ended March 29, 2013 and March 30, 2012

	Three Months Ended (unaudited)
(in millions)	March 29, 2013	% of Net Sales	March 30, 2012	% of Net Sales
Orders	$990	100.9%	$999	105.2%
Net sales	$981	100.0%	$950	100.0%
Cost of sales	583	59.4%	548	57.7%
Gross margin	398	40.6%	402	42.3%
Selling, general and administrative	111	11.3%	102	10.7%
Research and development	182	18.6%	181	19.1%
Amortization expense for acquired intangible assets	3	0.3%	3	0.3%
Reorganization of business and other	(2)	*	(52)	*
Operating earnings	104	10.6%	168	17.7%
Loss on extinguishment or modification of long-term debt, net	(22)	*	(28)	*
Other expense, net	(120)	*	(135)	*
(Loss) earnings before income taxes	(38)	*	5	0.5%
Income tax expense	10	1.0%	14	1.5%
Net loss	$(48)	*	$(9)	*
* Not meaningful.

Three Months Ended March 29, 2013 Compared to Three Months Ended March 30, 2012
Net Sales
Our net sales in the first quarter of 2013 increased by $31 million, or 3%, compared to the prior year quarter, and orders remained relatively flat over the same period. Distribution sales were approximately 24% of net sales and represented an increase of 3% compared to the prior year quarter. Distribution inventory, in dollars, was 9.2 weeks at March 29, 2013, compared to 9.7 weeks at December 31, 2012 and 10.7 weeks at March 30, 2012. The decrease in weeks of distribution inventory, as compared to the first quarter of 2012, was due to our distributors continuing to closely manage their inventory levels. Net sales by product design group for the three months ended March 29, 2013 and March 30, 2012 were as follows:

	Three Months Ended
(in millions)	March 29, 2013	March 30, 2012
Microcontrollers	$177	$149
Digital Networking	202	211
Automotive MCUs	254	240
Analog & Sensors	177	177
RF	86	67
Other	85	106
Total net sales	$981	$950
Microcontrollers
Microcontrollers' net sales increased by $28 million, or 19%, in the first quarter of 2013 compared to first quarter of 2012 driven by increased distribution sales in Asia as well as higher sales of application processors sold into the general embedded and automotive markets.

Digital Networking
Digital Networking's net sales decreased by $9 million, or 4%, in the first quarter of 2013 compared to the first quarter of 2012. Sales into the service provider and enterprise markets were essentially in line with the prior year, offset by a decline in sales of general embedded products as well as products sold through distribution.
Automotive MCUs
Automotive MCUs' net sales increased by $14 million, or 6%, in the first quarter of 2013 compared to first quarter of 2012 driven by the positive vehicle market trends in the US and China.
Analog and Sensors
Analog and Sensors' net sales were flat in the first quarter of 2013 compared to first quarter of 2012. We experienced higher sales into the automotive market, offset by declines in the consumer end market.
RF
RF's net sales increased by $19 million, or 28%, in the first quarter of 2013 compared to first quarter of 2012 driven by growth associated with increases in wireless basestation investments in China.
Other
Other net sales decreased by $21 million, or 20%, in the first quarter of 2013 compared to the first quarter of 2012 due primarily to a decrease in cellular product sales, partially offset by an increase in intellectual property revenue. As a percentage of net sales, intellectual property revenue was 6% and 3% for the first quarter of 2013 and 2012, respectively. The increase in intellectual property revenue for the first quarter of 2013 related primarily to the intellectual property arrangements we entered into during the second quarter of 2012.
Gross Margin
In the first quarter of 2013, our gross margin decreased by $4 million compared to the prior year quarter. As a percentage of net sales, gross margin in the first quarter of 2013 was 40.6%, reflecting a decrease of 170 basis points compared to the first quarter of 2012. This decline in gross margin as a percentage of net sales was primarily the result of decreases in average selling price resulting from our annual negotiations with our customers that went into effect during the first quarter of 2013 along with changes in product sales mix primarily due to the decline in cellular product sales. We also experienced a decrease in utilization of our front-end manufacturing assets which contributed to declines in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization declined from 81% during the first quarter of 2012 to 79% during the first quarter of 2013. Partially offsetting the decline were benefits to gross margin including increases in intellectual property revenue, procurement and productivity cost savings and improved yields.
Selling, General and Administrative
Our selling, general and administrative expenses increased by $9 million, or 9%, in the first quarter of 2013 compared to the prior year quarter. This increase was primarily the result of higher incentive compensation during the first quarter of 2013 and lower discretionary spending in the first quarter of 2012. As a percentage of net sales, our selling, general and administrative expenses were 11.3% in the first quarter of 2013, reflecting an increase of 0.6 percentage points compared to the first quarter of 2012.
Research and Development
Our research and development expense in the first quarter of 2013 approximated the amount in the prior year quarter. The impact of the employee transitions related to the strategic transformation program implemented in the fourth quarter of 2012 were offset by higher incentive compensation. As a percentage of net sales, our research and development expenses were 18.6% in the first quarter of 2013, reflecting a decrease of 0.5 percentage points compared to the first quarter of 2012.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks remained flat in the first quarter of 2013 compared to the first quarter of 2012 as these intangible assets have reached a normalized amortization run rate.

Reorganization of Business and Other
In the first quarter of 2013, we recorded a net benefit of $10 million related to our Toulouse, France manufacturing facility which included a benefit for proceeds received for the sale of certain of our equipment and machinery and a partially offsetting charge related to on-going closure and decommissioning costs for this site. Additionally, we recorded $8 million of charges related to continued implementation of the 2012 Strategic Realignment plan, exit costs for underutilized office space and charges related to indemnification provisions included in our CEO's employee agreement.
In the first quarter of 2012, we recorded a benefit of $55 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. This benefit was partially offset by $3 million of cash costs consisting primarily of on-going closure costs related to this site.
Loss on Extinguishment or Modification of Long-Term Debt, Net
In the first quarter of 2013, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q1 2013 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans.
During the first quarter of 2012, we recorded a charge of $28 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q1 2012 refinancing transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)
Other Expense, Net
Net interest expense in the first quarter of 2013 included interest expense of $122 million, partially offset by interest income of $1 million. Net interest expense in the first quarter of 2012 included interest expense of $135 million, partially offset by interest income of $2 million. The decrease in interest expense is primarily due to the refinancing of long-term debt during the first quarter of 2012 and the redemption of $200 million in long-term debt during the second half of 2012.
Income Tax Expense
For the first quarter of 2013, we recorded an income tax provision of $10 million, which primarily related to our foreign operations. For the first quarter of 2012, we recorded an income tax provision of $14 million which included a $4 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company's subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company's U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by foreign taxing jurisdictions.
Reorganization of Business and Other
Three Months Ended March 29, 2013
2012 Strategic Realignment
As a result of the strategic review we completed during 2012 to identify opportunities to accelerate revenue growth and improve profitability, we have shifted our research and development investment and sales force to reflect this strategic realignment. In the prior year, we incurred charges to reorganization of business and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources.

The following table displays a roll-forward from January 1, 2013 to March 29, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Used	Accruals at March 29, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(4)	7
Research and development	13	—	—	(6)	7
Total	$30	$—	$—	$(13)	$17
Related headcount	270	—	—	(60)	210
Exit and Other Costs	$2	$6	$—	$—	$8
The $13 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first quarter of 2013. The accrual of $17 million at March 29, 2013 reflects the estimated liability to be paid to the remaining 210 employees to be separated through the end of 2013 based on current exchange rates. Additionally, we recorded $6 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment and (ii) underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $2 million charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives under the Reorganization of Business Program that streamlined our cost structure and re-directed some research and development investments into expected growth markets. The only remaining actions relating to the Reorganization of Business Program are the disposal or sale of the land and buildings located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2013 to March 29, 2013 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Used	Accruals at March 29, 2013
Employee Separation Costs
Supply chain	77	—	(2)	(8)	67
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	81	—	(2)	(8)	71
Related headcount	520	—	—	(20)	500
The $8 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2013. We have adjusted our anticipated future severance payments by $2 million to incorporate the currency impact in the above presentation. This adjustment reflects the strengthening of the U.S. dollar against the Euro during the first quarter of 2013. The accrual of $71 million at March 29, 2013 reflects the estimated liability to be paid to the remaining 500 employees through 2014 based on current exchange rates.
Disposition Activities
During the first quarter of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $3 million charge related to on-going closure and decommissioning costs.

Three Months Ended March 30, 2012
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first quarter of 2012, we recorded a $55 million benefit for business interruption insurance recoveries which was partially offset by $3 million of expenses primarily related to on-going closure costs. Additionally, in the first quarter of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to March 30, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Used	Accruals at March 30, 2012
Employee Separation Costs
Supply chain	106	—	5	(5)	106
Selling, general and administrative	8	—	(5)	—	3
Research and development	14	—	(12)	—	2
Total	128	—	(12)	(5)	111
Related headcount	720	—	—	(20)	700
Exit and Other Costs	6	—	—	(1)	5
The $5 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first quarter of 2012. We adjusted our anticipated future severance payments by $12 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. In addition, during the first quarter of 2012, we paid $1 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $767 million of cash and cash equivalents at March 29, 2013, $179 million is attributable to our U.S. subsidiaries and $588 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $70 million and $63 million in the first quarter of 2013 and 2012, respectively. The increase in cash generated from operations is attributable to (i) higher intellectual property transaction proceeds, (ii) lower cash paid for interest due to the on-going capital structure activities and (iii) higher costs in the first quarter of 2012 associated with inventory builds to support end-of-life products produced at our Toulouse, France fabrication facility, partially offset by (i) proceeds from the Sendai, Japan earthquake-related insurance recoveries received during the first quarter of 2012 and (ii) higher cash payments made to employees separated as part of the reorganization programs during the first quarter of 2013. Our days purchases outstanding remained flat at 50 days at March 29, 2013 and December 31, 2012 and decreased from 57 days at March 30, 2012, reflecting the timing of payments on our payables. Our days sales outstanding remained flat at 36 days at March 29, 2013 and December 31, 2012 and decreased from 41 days at March 30, 2012. Our days of inventory on hand decreased to 118 days at March 29, 2013 from 123 days at December 31, 2012 and 134 days at March 30, 2012. The decrease in days of inventory on hand from the prior year period is due lower factory utilization in the second half of 2012 along with consumption of inventory related to prior period builds that supported the end-of-life products fabricated in our Toulouse, France facility.
Investing Activities
Our net cash utilized for investing activities was $33 million and $39 million in the first quarter of 2013 and 2012, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities decreased from the first quarter of 2012 and was predominately the result of (i) capital expenditures, which were $22 million and $20 million for the first quarter of 2013 and 2012, respectively, and represented 2% of net sales in both periods, (ii) cash paid for purchased licenses and other assets of $16 million and $19 million for the first quarter of 2013 and 2012, respectively, and (iii) the receipt of $5 million of proceeds related to the sale of certain tools and equipment at the Toulouse, France manufacturing facility in the first quarter of 2013.
Financing Activities
Our net cash provided by (utilized for) financing activities was $23 million and $(39) million in the first quarter of 2013 and 2012, respectively. Cash flows related to financing activities in the first quarter of 2013 included the prepayment of the 2012 Term Loan and Extended Term Loan totaling $2,711 million offset by the receipt of $2,707 million in net proceeds from the issuance of the 2016 and 2020 Term Loans in connection with the Q1 2013 Debt Refinancing Transaction. Additionally, cash provided by financing activities in the first quarter of 2013 included $27 million of proceeds from the exercise of stock options and ESPP share purchases.
Cash flows related to financing activities in the first quarter of 2012 included the repayment of $500 million of the senior subordinated 10.125% notes due 2016 in connection with the Q1 2012 refinancing transaction, including call premiums of $25 million along with $1 million in scheduled capital lease payments. These payments were partially offset by the receipt of $481 million of proceeds from the issuance of the 2012 Term Loan, net of related amendment, consent and other fees totaling $14 million. Additionally, cash provided by financing activities included $6 million of proceeds from the exercise of stock options.
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of Freescale's senior secured credit facility (as so amended and restated, the “Credit Facility”). The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (“2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (“2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with the $3 million of OID previously attributable to the 2012 Term Loan which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the senior secured term loan facility due February 28, 2019 (“2012 Term Loan”), $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (“Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay related accrued interest of $10 million and the remaining fees and expenses.
Credit Facility
At March 29, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan and (iii) the Replacement Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan and the 2020 Term Loan at March 29, 2013 was 4.25% and 5.00%, respectively. (As noted below, the spread over LIBOR with respect to the 2016 Term Loan and the 2020 Term Loan was 3.25% and 3.75%, respectively; and the 2016 Term Loan and 2020 Term Loan have LIBOR floors of 1.00% and 1.25%, respectively.) At March 29, 2013, the Replacement Revolver’s available capacity was $408 million, as reduced by $17 million of outstanding letters of credit.
2016 Term Loan
At March 29, 2013, $350 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013 (“Credit Agreement”) provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2016 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within six months from the closing date of the issuance of the loan.

2020 Term Loan
At March 29, 2013, $2,391 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the senior secured 10.125% notes due 2018 and the senior secured 9.25% notes due 2018 exceeds $500 million, individually or collectively. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At March 29, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $27 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2013 Debt Refinancing Transaction. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.
Covenant Compliance
Freescale Inc.’s Credit Facility governing the term loans and the indentures governing the senior notes (the "Indentures")contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
As of March 29, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and Indentures but did not meet the ratios thereunder: the total leverage ratio of 6.50:1, the senior secured first lien leverage ratio of 4.00:1, the fixed charge coverage ratio of 2.00:1 or the consolidated secured debt ratio of 3.25:1. As of March 29, 2013, Freescale Inc.’s total leverage ratio was 7.00:1, senior secured first lien leverage ratio was 4.95:1, the fixed charge coverage ratio was 1.71:1 and the consolidated secured debt ratio was 5.89:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. As of March 29, 2013, we have effectively terminated all of these agreements.
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of March 29, 2013, the remaining obligated debt payments for 2013 are $21 million. Future obligated debt payments are $183 million in 2014, $27 million in 2015, $629 million in 2016, $24 million in 2017, $2,067 million in 2018 and $3,464 million thereafter.
Fair Value
At March 29, 2013 and December 31, 2012, the fair value of the aggregate principal amount of our long-term debt was approximately $6,726 million and $6,562 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Facility and the Indentures governing Freescale Inc.'s senior notes. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder. As of March 29, 2013, Freescale Inc.'s total leverage ratio was 7.00:1, senior secured first lien leverage ratio was 4.95:1, the fixed charge coverage ratio was 1.71:1 and the consolidated secured debt ratio was 5.89:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net (loss) earnings, operating (loss) earnings, or cash flow from operations as those terms are defined by accounting principles generally accepted in the United States of America (U.S. GAAP), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the Indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net (loss) earnings. However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.'s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Twelve Months Ended March 29, 2013
Net loss	$(141)
Interest expense, net	498
Income tax benefit	(2)
Depreciation and amortization expense	254
Non-cash share-based compensation expense (1)	46
Fair value adjustment on interest rate and commodity derivatives (2)	14
Loss on extinguishment or modification of long-term debt, net (3)	26
Reorganization of business and other (4)	35
Cost savings (5)	67
Other terms (6)	16
Adjusted EBITDA	$813

(1)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(2)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt, net.

(4)	Reflects items related to our reorganization of business programs and other charges.

(5)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.

(6)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $95 million over the remainder of 2013 and approximately $10 million thereafter in connection with the 2012 Strategic Realignment and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of March 29, 2013 of $767 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $408 million as of March 29, 2013, as reduced by $17 million of outstanding letters of credit.
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
Significant Accounting Policies and Critical Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. If actual results differ significantly from management’s estimates and projections, there could be a material negative impact on our financial statements. Our significant accounting policies and critical estimates are disclosed in our Annual Report.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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
At March 29, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $179 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at March 29, 2013. Forward contract losses of $5 million for the first quarter of 2013 were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	March 29, 2013
Euro	$91
Japanese Yen	$31
Chinese Renminbi	$21
Malaysian Ringgit	$13
Israeli Shekel	$5
Indian Rupee	$(3)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of these foreign exchange financial instruments would hypothetically decrease by $46 million as of March 29, 2013, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
At March 29, 2013, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges with aggregate notional amounts of $76 million and $92 million, respectively, and fair values of net unrealized gains of $1 million for both currencies. These forward contracts have original maturities of less than 18 months and hedge future expected cash flows associated with cost of sales, selling, general, and administrative expense and research and development expense. Gains of $1 million for the first quarter of 2013 were recorded in cost of sales in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Malaysian Ringgit cash flow hedges. During the first quarter of 2013, gains of less than $1 million were recorded in each of cost of sales, selling, general and administrative expense and research and development expense in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with the Chinese Renminbi cash flow hedges.
Commodity Price Risk
In addition to our foreign exchange financial instruments, at March 29, 2013 we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 12,000 ounces. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $1 million at March 29, 2013. During the first quarter of 2013, a gain of less than $1 million was recorded in cost of sales related to the realized results attributable to these gold swap contracts. A 10% increase in the price of gold would increase our cost of sales by $10 million annually, absent our outstanding gold swap contracts and would impact the fair value of our gold swap contracts by $2 million.
Interest Rate Risk
At March 29, 2013, we had total long-term debt with an outstanding principal amount of $6,415 million, including $2,798 million of variable interest rate debt based on LIBOR. As of March 29, 2013, the majority of our variable rate debt has LIBOR floors that are above the current LIBOR rates, and therefore, is effectively fixed rate debt. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates from their current levels would result in an increase in our interest expense of $1 million per year.
The fair value of the aggregate principal amount of our long-term debt approximates $6,726 million at March 29, 2013, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $66 million. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $6 million, which was estimated based on the yield curve at March 29, 2013.
Reference is made to Note 2, “Other Financial Data”, Note 3, “Fair Value Measurement” and Note 5, “Risk Management” elsewhere in this report as well as the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended March 29, 2013. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information

Item 1: Legal Proceedings.
Refer to Part I, Item 3: “Legal Proceedings” of our Annual Report for further information.
Item 1A: Risk Factors.
For a description of risk factors affecting our business and results of operations, please refer to Part I, Item 1A: "Risk Factors" of our Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.
Item 3: Defaults Upon Senior Securities.
Not applicable.
Item 4: Mine Safety Disclosures.
Not applicable.
Item 5: Other Information.
Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic filings if we or any of our affiliates engaged in certain transactions with Iran or with persons or entities designated under certain executive orders during the period covered by the periodic filing. During the period covered by this report, the Company did not engage in any transactions with Iran or with persons or entities related to Iran.
Funds affiliated with The Blackstone Group (“Blackstone”) and the Carlyle Group (“Carlyle”) each hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which beneficially owns approximately 79% of the Company's shares). Blackstone, Carlyle and the Company are parties to a shareholders' agreement under which Blackstone and Carlyle, among other things, each have the right to designate two directors to our board of directors. Accordingly, Blackstone or Carlyle may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. As previously disclosed in our Annual Report, we note that Blackstone's Annual Report on Form 10-K disclosed that, as part of Travelport Limited's (“Travelport”) global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. This disclosure reports that Travelport intends to continue these business activities as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the U.S. Office of Foreign Assets Control. No information was provided with respect to the gross revenues and net profits attributable to Blackstone regarding Travelport's activities. We also note that another portfolio company of Blackstone, Sungard Capital Corporation (“Sungard”), recently disclosed in its 2012 Annual Report on Form 10-K that its U.K. subsidiary provided certain limited disaster recovery services and hosted co-location of some hardware at its premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The disclosure notes that the intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank's local UK data. The gross revenue and net profits attributable to these activities in 2012 were reported to be £16,300 and approximately £5,700, respectively. We have no information with respect to the gross revenues and net profits attributable to Blackstone from this arrangement. Sungard reported that its subsidiary terminated this contract in the first quarter of 2013, and does not otherwise intend to enter into any Iran-related activity. Finally, we note that Carlyle's Annual Report on Form 10-K disclosed that in 2012 a subsidiary of Applus Servicios Technologicos S.L.U. (“Applus”), a European portfolio company of Carlyle, provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For 2012, gross revenue attributable to such sales was reported to be €1,189,532 with estimated net profits to Applus of approximately €200,000. No information was provided with respect to the gross revenues and net profits attributable to Carlyle regarding Applus's activities.The disclosure notes that these activities were not prohibited by U.S. law at the time they were conducted, and that Applus has discontinued its dealings with such customers, other than limited wind-down activities (which are permissible), and that it does not otherwise intend to continue or enter into any Iran-related activity.
Travelport and Sungard are portfolio companies of Blackstone and may be deemed to be affiliates of Blackstone. Applus is a portfolio company of Carlyle and may be deemed to be an affiliate of Carlyle. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone and Carlyle, through Blackstone's and Carlyle's ownership of Freescale GP and Freescale LP, could potentially be deemed to be affiliates of ours. Other than as described above, we have no knowledge of the activities of Travelport, Sungard and Applus with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosures described above.
Item 6: Exhibits.

Exhibit No.	Exhibit Title
10.1
Amendment Agreement, dated as of March 1, 2013, to the Amended and Restated Credit Agreement dated as of December 1, 2006, as amended and restated as of February 28, 2012, among Freescale Semiconductor, Inc., Freescale Semiconductor Holdings V., Inc., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.2+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.3+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.4+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.5+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant)
10.6+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Participant)
10.7+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Participant)
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1*	Section 1350 Certification (Chief Executive Officer).
32.2*	Section 1350 Certification (Chief Financial Officer).

Exhibit No.		Exhibit Title
101.ins#		Instance Document.
101.sch#		XBRL Taxonomy Extension Schema Document.
101.cal#		XBRL Taxonomy Extension Calculation Linkbase Document.
101.def#		XBRL Taxonomy Extension Definition Linkbase Document.
101.lab#		XBRL Taxonomy Extension Label Linkbase Document.
101.pre#		XBRL Taxonomy Extension Presentation Linkbase Document.

+	=	Indicates a management contract or compensatory plan arrangement.
*	=	Filed herewith.
#	=	Furnished, not filed, herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.

Dated:	April 26, 2013	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer