Form 10-Q
period 2013-06-28
Freescale Semiconductor, Ltd.
filed 2013-07-26
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2013 there were 257,324,105 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$1,038	$1,029	$2,019	$1,979
Cost of sales	597	589	1,180	1,137
Gross margin	441	440	839	842
Selling, general and administrative	115	116	226	218
Research and development	187	188	369	369
Amortization expense for acquired intangible assets	4	4	7	7
Reorganization of business and other	10	20	8	(32)
Operating earnings	125	112	229	280
Loss on extinguishment or modification of long-term debt, net	(59)	—	(81)	(28)
Other expense, net	(125)	(135)	(245)	(270)
Loss before income taxes	(59)	(23)	(97)	(18)
Income tax expense	6	11	16	25
Net loss	$(65)	$(34)	$(113)	$(43)

Net loss per share:
Basic	$(0.25)	$(0.14)	$(0.44)	$(0.17)
Diluted	$(0.25)	$(0.14)	$(0.44)	$(0.17)
Weighted average common shares outstanding:
Basic	255	248	254	247
Diluted	259	250	257	250
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net loss	$(65)	$(34)	$(113)	$(43)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	—	3	(4)	(1)
Derivative instruments adjustments:
Unrealized (losses) gains arising during the period	(5)	(4)	(6)	1
Reclassification adjustment for items included in net loss	(1)	—	(1)	1
Post-retirement adjustments:
(Losses) gains arising during the period	—	(1)	2	1
Amortization of actuarial gains included in net loss	—	—	1	—
Other comprehensive (loss) earnings	(6)	(2)	(8)	2
Comprehensive loss	$(71)	$(36)	$(121)	$(41)
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

	June 28, 2013	December 31, 2012
(in millions)	(Unaudited)
ASSETS
Cash and cash equivalents	$785	$711
Accounts receivable, net	399	384
Inventory, net	737	797
Other current assets	164	166
Total current assets	2,085	2,058
Property, plant and equipment, net	686	715
Intangible assets, net	60	64
Other assets, net	298	334
Total assets	$3,129	$3,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current portion of long-term debt and capital lease obligations	$28	$6
Accounts payable	372	323
Accrued liabilities and other	450	543
Total current liabilities	850	872
Long-term debt	6,413	6,375
Other liabilities	449	455
Total liabilities	7,712	7,702

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at June 28, 2013 and December 31, 2012	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 256 and 249 issued and outstanding at June 28, 2013 and December 31, 2012, respectively	3	2
Additional paid-in capital	8,285	8,217
Accumulated other comprehensive earnings	6	14
Accumulated deficit	(12,877)	(12,764)
Total shareholders’ deficit	(4,583)	(4,531)
Total liabilities and shareholders’ deficit	$3,129	$3,171
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net loss	$(113)	$(43)
Depreciation and amortization	137	138
Reorganization of business and other	8	(32)
Share-based compensation	24	19
Deferred incomes taxes	12	4
Loss on extinguishment or modification of long-term debt, net	81	28
Proceeds from business interruption insurance recoveries	—	61
Deferred intellectual property revenue	(36)	109
Other non-cash items	13	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(22)	28
Inventory, net	59	(2)
Accounts payable and accrued liabilities	(21)	(19)
Other operating assets and liabilities	(3)	(27)
Net cash provided by operating activities	139	252

Cash flows from investing activities:
Purchases of property, plant and equipment	(62)	(55)
Proceeds from sale of property, plant and equipment	6	1
Sales and purchases of short-term and other investments, net	(1)	1
Payments for purchased licenses and other assets	(34)	(43)
Net cash used for investing activities	(91)	(96)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(3,214)	(528)
Debt issuance proceeds, net of debt issuance costs	3,200	481
Proceeds from stock option exercises and ESPP share purchases	46	6
Net cash provided by (used for) financing activities	32	(41)

Effect of exchange rate changes on cash and cash equivalents	(6)	(6)
Net increase in cash and cash equivalents	74	109
Cash and cash equivalents, beginning of period	711	772
Cash and cash equivalents, end of period	$785	$881
See accompanying notes.

Freescale Semiconductor, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(1) Overview and Basis of Presentation
Overview: Freescale Semiconductor, Ltd. (“Freescale Ltd.”), based in Austin, Texas, is a global leader in microcontrollers (MCUs) and digital networking processors. These embedded processing solutions are the keystones of the emerging Internet of Things, a network of smart devices that will help make our lives easier, safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. Our product and strategy focus is on the need for increased connectivity and enhanced intelligence that is at the heart of the fastest growing semiconductor applications. Growing electronic content in automobiles, increasing demands for networking bandwidth, connected industrial and medical electronics and the proliferation of smart mobile devices are the growth drivers of our business. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. Our close customer relationships have been built upon years of collaborative product development. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers. Freescale Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of June 28, 2013 and December 31, 2012, and for the three and six months ended June 28, 2013 and June 29, 2012 are unaudited, with the December 31, 2012 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 28, 2013 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 (the "Annual Report"). The results of operations for the three and six months ended June 28, 2013 are not necessarily indicative of the operating results to be expected for the full year.
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
(2) Other Financial Data
Statements of Operations Supplemental Information
Intellectual Property Revenue
Intellectual property revenue for the second quarter and first half of 2013 was $51 million and $107 million, respectively. Of these amounts, $47 million and $99 million, respectively, were associated with multiple deliverable arrangements entered into during the second quarter of 2012. Comparatively, intellectual property revenue during the second quarter and first half of 2012 was $69 million and $99 million, respectively, and included $58 million related to these same arrangements in both periods. The arrangements include (i) multi-year patent license agreements, ranging from six to eight years, one of which contains renegotiation rights through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements limited our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013. The total consideration to be received under these agreements is $304 million, of which $63 million was received in the first half of 2013 and $198 million was received in 2012. The remaining cash of $43 million will be received over the next six years, with $20 million anticipated to be received within the next twelve months.

The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income is recognized for the accounting units when the basic revenue recognition criteria are met, which is consistent with our policy for revenue recognition related to products and services.
Revenue for the patent license agreements will be recognized over the course of the renegotiation rights period, which began in the second quarter of 2012 and extends through the third quarter of 2013, if applicable, and up front if renegotiation rights do not exist. Revenue for the patent sales and services will be recognized upon delivery of such items, and as such, there will be variability in the revenue recognized in future periods. Revenue for the remaining items will be recognized ratably over the course of the respective agreements. At June 28, 2013 and December 31, 2012, included in accrued liabilities and other was $57 million and $103 million, respectively, of deferred revenue related to our intellectual property and other agreements.
Loss on Extinguishment or Modification of Long-Term Debt, Net
During the first half of 2013, we recorded a charge of $81 million in the accompanying Condensed Consolidated Statement of Operations associated with two separate debt refinancing transactions. The Q2 2013 Debt Refinancing Transaction included both the extinguishment of existing debt and the issuance of the 5.00% Secured Notes. The $59 million charge recorded in the second quarter of 2013 primarily consisted of the write-off of unamortized debt issuance costs of $7 million and $52 million of the total make-whole premiums on the redeemed notes, which were expensed in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). The Q1 2013 Debt Refinancing Transaction included both the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans. The first quarter charge consisted of the write-off of unamortized debt issuance costs of $13 million, original issue discount (OID) of $2 million and $7 million of other expenses not eligible for capitalization under ASC Subtopic 470-50. (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)
During the first half of 2012, we recorded a charge of $28 million in the accompanying Condensed Consolidated Statement of Operations associated with the refinancing of $500 million of our senior subordinated 10.125% notes due 2016, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. This charge consisted of call premiums of $19 million, the write-off of unamortized debt issuance costs of $7 million and $2 million of other expenses not eligible for capitalization under ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Interest expense	$(126)	$(128)	$(248)	$(263)
Interest income	1	3	2	5
Interest expense, net	(125)	(125)	(246)	(258)
Other, net	—	(10)	1	(12)
Other expense, net	$(125)	$(135)	$(245)	$(270)
Cash paid for interest during the second quarter of 2013 was $130 million, inclusive of the acceleration of $12 million of interest payments associated with the Q2 2013 Debt Refinancing Transaction, and $127 million during the second quarter of 2012. Cash paid for interest was $249 million and $265 million during the first half of 2013 and 2012, respectively.
During the second quarter and first half of 2012, we recorded losses in other, net of $10 million and $12 million, respectively, primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements as well as ineffectiveness on our gold swap contracts, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”).
Net Loss Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the Company. For the second quarter and first half of 2013, approximately 15 million and 24 million, respectively, and for both the second quarter and first half of 2012, approximately 13 million of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended		Six Months Ended
(in millions, except per share amount)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Basic net loss per share:
Numerator:
Net loss	$(65)	$(34)	$(113)	$(43)
Denominator:
Weighted average common shares outstanding (1)	255	248	254	247
Basic net loss per share	$(0.25)	$(0.14)	$(0.44)	$(0.17)
Diluted net loss per share:
Numerator:
Net loss	$(65)	$(34)	$(113)	$(43)
Denominator:
Number of shares used in basic computation (1)	255	248	254	247
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	3	2	3	3
Add: Incremental shares for dilutive effect of unvested restricted share units (4)	1	—	—	—
Adjusted weighted average common shares outstanding	259	250	257	250
Diluted net loss per share (5)	$(0.25)	$(0.14)	$(0.44)	$(0.17)

________________

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during all periods presented, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.

(3)
Stock options to purchase an aggregate of 4 million and 6 million common shares that were outstanding during the second quarter and first half of 2013, respectively, and 3 million common shares that were outstanding during both the second quarter and first half of 2012, are anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs of 1 million and 8 million for the second quarter and first half of 2013, respectively, and less than 1 million for both the second quarter and first half of 2012 are anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs.

(5)	No dilutive securities have been included in the diluted net loss per share calculation, as a net loss was incurred in all periods presented.
Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	June 28, 2013	December 31, 2012
Work in process and raw materials	$541	$578
Finished goods	196	219
	$737	$797
As of June 28, 2013 and December 31, 2012, we had $59 million and $58 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Property, Plant and Equipment, Net
Depreciation and amortization expense was $46 million and $91 million for the second quarter and first half of 2013, respectively, including capital lease amortization expense of $1 million for both periods. Depreciation and amortization expense was $44 million and $90 million for the second quarter and first half of 2012, respectively, including capital lease amortization expense of $1 million and $2 million, respectively. Accumulated depreciation and amortization was $2,721 million and $2,687 million at June 28, 2013 and December 31, 2012, respectively.
Accumulated Other Comprehensive Earnings

	Unrealized Gain (Loss) on Derivatives	Unrealized (Loss) Gain on Postretirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2013	$2	$(13)	$25	$14
Current period net change	(7)	3	(4)	(8)
Balance at June 28, 2013	$(5)	$(10)	$21	$6
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of June 28, 2013 and December 31, 2012, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first half of 2013 and 2012, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at June 28, 2013 or December 31, 2012.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of June 28, 2013	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$137	$137	$—
Time deposits (1)	321	321	—
Foreign currency derivative contracts (2)	2	—	2
Interest rate swap agreements (3)	1	—	1
Total Assets	$461	$458	$3
Liabilities
Foreign currency derivative contracts (2)	$3	$—	$3
Interest rate swap agreements (3)	6	—	6
Commodity derivative contracts (4)	5	—	5
Total Liabilities	$14	$—	$14

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2012	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$192	$192	$—
Time deposits (1)	285	285	—
Foreign currency derivative contracts (2)	3	—	3
Total Assets	$480	$477	$3
Liabilities
Foreign currency derivative contracts (2)	$1	$—	$1
Interest rate swap agreements (3)	17	—	17
Total Liabilities	$18	$—	$18

The following footnotes indicate where the noted items are reported in our accompanying Condensed Consolidated Balance Sheets at June 28, 2013 and December 31, 2012:

(1)	Money market funds and time deposits are reported as cash and cash equivalents.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as current assets, accrued liabilities and other or other liabilities.

(4)	Commodity derivative contracts are reported as accrued liabilities and other. The fair value at December 31, 2012 was less than $1 million.
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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,560 million and $6,562 million at June 28, 2013 and December 31, 2012, respectively, (as determined based upon quoted market prices) the fair values of these financial instruments were not materially different from their carrying or contract values at those dates.

(4) Debt
The carrying value of our long-term debt at June 28, 2013 and December 31, 2012 consisted of the following:

	June 28, 2013	December 31, 2012
Extended maturity term loan due 2016	$—	$2,215
2012 Term Loan due 2019	—	491
2016 Term Loan	349	—
2020 Term Loan	2,359	—
Replacement revolver due 2016	—	—
Senior secured 10.125% notes due 2018	221	663
Senior secured 9.25% notes due 2018	1,380	1,380
Senior secured 5.00% notes due 2021	500	—
Senior unsecured floating rate notes due 2014(1)	57	57
Senior unsecured 8.875% notes due 2014	98	98
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	264
	6,440	6,380
Less: current maturities	(27)	(5)
Total long-term debt	$6,413	$6,375

(1)	The senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to three month LIBOR (0.27% in effect on June 28, 2013) plus 3.875% per annum.
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”) on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses in a transaction referred to as the “Q2 2013 Debt Refinancing Transaction.” The Q2 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Because cash proceeds from the transaction were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the above mentioned portion of the 10.125% Secured Notes, substantially all of the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. A small portion of our lenders under the 5.00% Secured Notes were also lenders under the 10.125% Secured Notes, which effectively resulted in a portion of the previous notes being exchanged by these lenders for new notes. This part of the transaction was accounted for as a non-substantial modification of debt under the guidelines of ASC Subtopic 470-50. In connection with this transaction, we incurred approximately $7 million of fees and expenses which were capitalized and will be amortized over the term of the notes. We recorded a charge of $59 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of a portion of the make-whole premiums, the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.
The 5.00% Secured Notes bear interest at a rate of 5.00% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2013. Relative to our overall indebtedness, the 5.00% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 5.00% Secured Notes are governed by the indenture dated as of May 21, 2013 (the “5.00% Indenture”). Each of Freescale Inc.'s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility also guarantees, joint and severally, the 5.00% Secured Notes on a senior secured basis. (Refer to the guarantees discussion in Note 4, "Debt," to our consolidated financial statements in our Annual Report for further information.) Freescale Inc. may redeem the 5.00% Secured Notes, in whole or in part, at any time prior to May 15, 2016, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 5.00% Indenture. Freescale may redeem the notes, in whole or in part, at any time on or after May 15, 2016 at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date, plus a premium declining over time as set forth in the 5.00% Indenture. In addition, at any time on or prior to May 15, 2016, Freescale may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings, as described in the 5.00% Indenture. If Freescale Inc. experiences certain change of control events, the 5.00% Secured Note holders may require Freescale to repurchase all or part of their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date.
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of Freescale's senior secured credit facility (as so amended and restated, the “Credit Facility”). The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of OID previously attributable to the senior secured term loan facility due February 28, 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (the “Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay related accrued interest of $10 million and the remaining fees and expenses.
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
Credit Facility
At June 28, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan and (iii) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan and the 2020 Term Loan at June 28, 2013 was 4.25% and 5.00%, respectively. (As noted below, the spread over LIBOR with respect to the 2016 Term Loan and the 2020 Term Loan was 3.25% and 3.75%, respectively, and the 2016 Term Loan and 2020 Term Loan have LIBOR floors of 1.00% and 1.25%, respectively.) At June 28, 2013, the Replacement Revolver’s available capacity was $399 million, as reduced by $26 million of outstanding letters of credit.
2016 Term Loan
At June 28, 2013, $349 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013 (“Credit Agreement”) provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2016 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within six months from the closing date of the issuance of the loan.

2020 Term Loan
At June 28, 2013, $2,385 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes and the senior secured 9.25% notes due 2018 exceeds $500 million, individually or collectively. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At June 28, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $26 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2013 Debt Refinancing Transaction. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.
Covenant Compliance
Freescale Inc.’s Credit Facility governing the term loans and the Indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
As of June 28, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures, but did not meet the ratios thereunder: the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower, the fixed charge coverage ratio of 2.00:1 or greater or the consolidated secured debt ratio of 3.25:1 or lower. As of June 28, 2013, Freescale Inc.’s total leverage ratio was 7.14:1, senior secured first lien leverage ratio was 5.05:1, the fixed charge coverage ratio was 1.76:1 and the consolidated secured debt ratio was 6.03:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. During the first half of 2013, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of June 28, 2013, the remaining obligated debt payments for 2013 are $14 million. Future obligated debt payments are $183 million in 2014, $27 million in 2015, $629 million in 2016, $24 million in 2017, $1,625 million in 2018 and $3,964 million thereafter.
Third Quarter 2013 Debt Redemption
On July 8, 2013, Freescale Inc. delivered notice to the holders of the senior unsecured 8.875% notes due 2014 that it will redeem the remaining $98 million of principal outstanding on the redemption date of August 7, 2013. These notes will be redeemed at par, and any accrued and unpaid interest will be paid on the redemption date.

(5) Risk Management
Foreign Currency Risk
At June 28, 2013 and December 31, 2012, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $135 million and $217 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at both June 28, 2013 and December 31, 2012. Forward contract gains (losses) of $1 million and $(4) million for the second quarter and first half of 2013, respectively, and $(8) million and $(5) million for the second quarter and first half of 2012, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of June 28, 2013 and December 31, 2012:

Buy (Sell)	June 28, 2013	December 31, 2012
Euro	$51	$104
Japanese Yen	$25	$28
Chinese Renminbi	$18	$23
Malaysian Ringgit	$13	$26
Israeli Shekel	$11	$5
Indian Rupee	$(3)	$(3)
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with revenues, cost of sales, selling, general and administrative expenses and research and development expenses. These forward contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of June 28, 2013 and December 31, 2012:

Buy (Sell)	June 28, 2013	December 31, 2012	Hedged Exposure
Malaysian Ringgit	$103	$68	Cost of sales
Chinese Renminbi	$55	$77	Cost of sales; selling, general and administrative expenses; research and development expenses
Japanese Yen	$15	$—	Cost of sales
Euro	$(18)	$—	Revenue
At June 28, 2013, we had Malaysian Ringgit, Chinese Renminbi, Japanese Yen and Euro forward contracts with fair values of net unrealized (losses) gains of $(1) million, $1 million, less than $1 million and less than $(1) million, respectively. At December 31, 2012, we had Malaysian Ringgit and Chinese Renminbi forward contracts designated as cash flow hedges, both of which had a fair value of a net unrealized gain of $1 million. Gains of $1 million and $2 million for the second quarter and first half of 2013, respectively, and $1 million for both the second quarter and first half of 2012 were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Gains of less than $1 million for both the second quarter and first half of 2013 and losses of less than $1 million for both the second quarter and first half of 2012 were recorded in research and development expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Gains of less than $1 million for both the second quarter and first half of 2013 were recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. No realized results were recorded associated with the Euro cash flow hedges as the forecasted revenues have not yet occurred. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.

Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
We use gold swap contracts to hedge our exposure to increases in the price of gold which were designated as cash flow hedges under ASC Topic 815. At June 28, 2013 and December 31, 2012, these contracts had net outstanding notional amounts totaling 19,000 ounces and 17,000 ounces, respectively, which are accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these contracts was a net unrealized loss of $5 million and less than $1 million at June 28, 2013 and December 31, 2012, respectively. During both the second quarter and first half of 2013, losses of $1 million and during the second quarter and first half of 2012, losses of $1 million and $2 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during both the second quarter and first half of 2012, losses of $1 million were recorded in other expense, net in the accompanying condensed Consolidated Statements of Operations related to ineffectiveness on these contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We have historically used interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. During the first half of 2013 and in connection with the Q1 2013 Debt Refinancing Transaction, we either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements which resulted in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. During the first half of 2013, we paid $1 million of this liability. The change in fair value arising from the offsetting swap agreements along with the existing agreements are recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations.
In the first half of 2013, we recognized a gain of $1 million prior to the termination of the interest rate swap agreements, and in the second quarter and first half of 2012, we recognized losses of $8 million and $10 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps in accordance with ASC Topic 815.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of June 28, 2013, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
On April 2, 2013, we granted approximately 1.9 million stock options and 3.5 million RSUs under the 2011 Omnibus Incentive Plan (the "2011 Plan") to certain executives and employees as part of our annual long-term incentive grants. The stock options and RSUs vest 25% on each of the first, second, third, and fourth anniversaries of the date of grant. The grant date fair value of the stock options is $6.90 and the strike price for these awards is equal to the closing price on the date of grant, or $13.91. Total compensation costs associated with these awards of $47 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of four years to additional paid-in capital.
Also, in connection with the annual grant noted above, we granted market-based performance RSUs (PRSUs) to certain executives. The target units awarded were approximately one million, which cliff vest on the third anniversary of the date of grant. The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative Total Shareholder Return (TSR) of the Company's share price as compared to a set of peer companies. The grant date fair value for these awards is $17.01, as determined using the Monte Carlo valuation model, and total compensation cost of $13 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital.

Non-qualified Options
As of June 28, 2013, we had issued approximately 6.4 million non-qualified stock options in Freescale Ltd. (“2011 Options”), which remain outstanding, with exercise prices ranging from $8.74 to $17.30 per share, to certain qualified participants pursuant to the 2011 Plan. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan. As of June 28, 2013, we had approximately $30 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Six Months Ended	Six Months Ended
	June 28, 2013	June 29, 2012
Weighted average grant date fair value per share	$7.01	$7.69
Weighted average assumptions used:
Expected volatility	60.75%	60.00%
Expected lives (in years)	4.75	4.75
Risk free interest rate	0.75%	0.98%
Expected dividend yield	—%	—%
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
A summary of changes in the 2011 Options outstanding during the six months ended June 28, 2013 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2013	4,606	$12.93	6	$2
Granted	2,121	$13.99
Terminated, cancelled or expired	(130)	$14.24
Exercised	(196)	$14.51
Balance at June 28, 2013	6,401	$13.21	6	$7
Exercisable options at June 28, 2013	538	$14.63	6	$—
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
In addition to the PRSUs granted during 2013, we have also granted PRSUs to certain executives of the Company under the 2011 Plan during 2012. The PRSUs granted during 2012, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant. The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1.50 common shares based on the Company’s achievement of the performance goals for each performance period.

As of June 28, 2013 we had approximately $88 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for PRSUs. Under the terms of the RSU and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award.
A summary of changes in the RSUs and PRSUs outstanding under the 2011 Plan during the six months ended June 28, 2013 is presented below:

RSUs and PRSUs
(in thousands)
Non-vested RSU and PRSU balance at January 1, 2013	4,520
Granted	4,578
Issued	(638)
Terminated, cancelled or expired	(344)
Non-vested RSU and PRSU balance at June 28, 2013	8,116
The total intrinsic value of RSUs and PRSUs issued under this plan during the first half of 2013 was $3 million.
2006 Management Incentive Plan and 2007 Employee Incentive Plan
Upon completion of the IPO, the shares reserved for issuance under the 2006 Management Incentive Plan (the “2006 MIP”) and 2007 Employee Incentive Plan (the “2007 EIP”) that were not issued or subject to outstanding grants became available under the 2011 Plan, and no further awards will be made under the 2006 MIP or 2007 EIP. In the event that any outstanding award under the 2011 Plan, the 2007 EIP or the 2006 MIP is forfeited for any reason, terminates, expires or lapses, any shares subject to such award will be available for issuance under the 2011 Plan. (Refer to our Annual Report for further information on the 2006 MIP and 2007 EIP.)
Non-qualified Options
During the six months ended June 28, 2013, approximately 2.4 million and 91 thousand stock options were exercised under the 2006 MIP and 2007 EIP, respectively. The weighted average strike prices for these stock options exercised under the 2006 MIP and 2007 EIP were $6.42 and $6.40, respectively. As of June 28, 2013, we had approximately $2 million in unamortized expense related to options issued under the 2006 MIP and 2007 EIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
Employee Share Purchase Plan
We initiated an Employee Share Purchase Plan (“ESPP”) upon the completion of the IPO, for which we have approximately 2.4 million remaining common shares reserved for future issuance. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1.
The first ESPP offering period of 2013 began on January 1, 2013 and ended on June 30, 2013. On July 2, 2013, approximately 1 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $11.52 per share. During both the first half of 2013 and 2012, we recognized $2 million in compensation costs related to the 15% discount offered under this plan.
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
For the second quarter of 2013, we recorded an income tax provision of $6 million, predominately related to our foreign operations, which included a $1 million tax benefit associated with discrete events related primarily to the reversal of tax liabilities partially offset by withholding tax on intellectual property royalties. For the first half of 2013, we recorded an income tax provision of $16 million. This included a net income tax benefit of $1 million primarily attributable to discrete events recorded in the second quarter.
For the second quarter of 2012, we recorded an income tax provision of $11 million, which included a $2 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties partially offset by tax benefits from the reversal of unrecognized tax benefits related to a foreign audit settlement. For the first half of 2012, we recorded an income tax provision of $25 million. This included a net income tax expense of $6 million primarily attributable to discrete events associated with withholding tax on intellectual property royalties.
The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $45 million in the next twelve months primarily due to the lapsing of statutes. The projected decrease is not anticipated to result in a tax benefit, and will not impact our effective tax rate, as the tax benefits will be offset by valuation allowance on our deferred tax assets. Certain of our income tax returns for the 2004 through 2011 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $92 million as of June 28, 2013.
Litigation
We are a defendant in various lawsuits, including the intellectual property suit noted in this section, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.
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
On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of two identified patents related to ball grid array packaging technology. The lawsuit was subsequently transferred to the United States District Court for the Northern District of California. The case is proceeding through the discovery phase of litigation and is currently set for trial in April of 2014. We continue to assess the merits of the United States District Court litigation and have recorded no associated liability as of June 28, 2013.
The resolution of intellectual property litigation, including the matter described above, may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, require us to make material changes to our products and/or manufacturing processes, require us to cross-license certain of our patents and other intellectual property and/or prohibit us from manufacturing or selling one or more products in certain jurisdictions, which could adversely impact our operating results in future periods. If any of those events were to occur, our business, financial condition and results of operations could be adversely affected.
(9) Reorganization of Business and Other
Six Months Ended June 28, 2013
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
The following table displays a roll-forward from January 1, 2013 to June 28, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Usage	Accruals at June 28, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(5)	6
Research and development	13	—	—	(7)	6
Total	$30	$—	$—	$(15)	$15
Related headcount	270	—	—	(110)	160
Exit and Other Costs	$2	$18	$(2)	$(8)	$10
The $15 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first half of 2013. The accrual of $15 million at June 28, 2013 reflects the estimated liability to be paid to the remaining 160 employees to be separated through the end of 2013 based on current exchange rates.
Additionally, we recorded $18 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”), on which we recorded a $2 million adjustment during the second quarter of 2013. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
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
The following table displays a roll-forward from January 1, 2013 to June 28, 2013 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at June 28, 2013
Employee Separation Costs
Supply chain	$77	$—	$(2)	$(47)	$28
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(2)	$(47)	$32
Related headcount	520	—	—	(420)	100
The $47 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first half of 2013. We adjusted our anticipated future severance payments by $2 million to incorporate currency impact in the above presentation, which reflects the strengthening of the U.S. dollar against the Euro during the first half of 2013. The accrual of $32 million at June 28, 2013 reflects the estimated liability to be paid to the remaining 100 employees through 2014 based on current exchange rates.

Disposition Activities
During the first half of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $4 million charge related to on-going closure and decommissioning costs.
Six Months Ended June 29, 2012
Chief Executive Leadership Transition
During the first half of 2012, a charge of $21 million was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was related to indemnification and other provisions included in our current CEO's employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first half of 2012, we recorded a $55 million benefit for business interruption insurance recoveries, which was partially offset by $4 million of expenses primarily related to on-going closure costs. Additionally, in the first half of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to June 29, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Usage	Accruals at June 29, 2012
Employee Separation Costs
Supply chain	$106	$—	$(1)	$(11)	$94
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2
Total	$128	$—	$(19)	$(11)	$98
Related headcount	720	—	—	(50)	670
Exit and Other Costs	$6	$2	$—	$(2)	$6
The $11 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2012. We have adjusted our anticipated future severance payments by $19 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, during the first half of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility. During the first half of 2012, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420.
Other Contingencies
During the first half of 2012, we recorded a benefit of $4 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business.
(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.
In connection with the Merger and subsequent debt refinancing transactions, we had $3,732 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes ("Senior Notes") outstanding as of June 28, 2013, as disclosed in Note 4, “Debt”. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of June 28, 2013, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our financial position, results of operations and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of June 28, 2013 and December 31, 2012 and for the three and six months ended June 28, 2013 and June 29, 2012, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,326	$1,364	$(1,652)	$1,038
Cost of sales	—	—	981	1,268	(1,652)	597
Gross margin	—	—	345	96	—	441
Selling, general and administrative	1	—	170	49	(105)	115
Research and development	—	—	119	68	—	187
Amortization expense for acquired intangible assets	—	—	4	—	—	4
Reorganization of business and other	—	—	(2)	12	—	10
Operating earnings (loss)	(1)	—	54	(33)	105	125
Loss on extinguishment or modification of long-term debt, net	—	—	(59)	—	—	(59)
Other income (expense), net	(14)	(14)	(10)	107	(194)	(125)
Earnings (loss) before income taxes	(15)	(14)	(15)	74	(89)	(59)
Income tax expense (benefit)	—	—	(1)	7	—	6
Net earnings (loss)	$(15)	$(14)	$(14)	$67	$(89)	$(65)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(15)	$(14)	$(14)	$67	$(89)	$(65)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	(5)	—	—	(5)
Reclassification adjustment for items included in net income (loss)	—	—	(1)	—	—	(1)
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	—	—	—
Amortization of actuarial gains included in net income (loss)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	(6)	—	—	(6)
Comprehensive earnings (loss)	$(15)	$(14)	$(20)	$67	$(89)	$(71)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,520	$2,608	$(3,109)	$2,019
Cost of sales	—	—	1,882	2,407	(3,109)	1,180
Gross margin	—	—	638	201	—	839
Selling, general and administrative	3	—	310	91	(178)	226
Research and development	—	—	235	134	—	369
Amortization expense for acquired intangible assets	—	—	7	—	—	7
Reorganization of business and other	—	—	3	5	—	8
Operating earnings (loss)	(3)	—	83	(29)	178	229
Loss on extinguishment or modification of long-term debt, net	—	—	(81)	—	—	(81)
Other income (expense), net	40	40	38	183	(546)	(245)
Earnings (loss) before income taxes	37	40	40	154	(368)	(97)
Income tax expense (benefit)	—	—	—	16	—	16
Net earnings (loss)	$37	$40	$40	$138	$(368)	$(113)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Six Months Ended June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$37	$40	$40	$138	$(368)	$(113)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	(6)	—	—	(6)
Reclassification adjustment for items included in net income (loss)	—	—	(1)	—	—	(1)
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	2	—	2
Amortization of actuarial gains included in net income (loss)	—	—	—	1	—	1
Other comprehensive income (loss)	—	—	(7)	(1)	—	(8)
Comprehensive earnings (loss)	$37	$40	$33	$137	$(368)	$(121)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended June 29, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,345	$1,401	$(1,717)	$1,029
Cost of sales	—	—	1,021	1,285	(1,717)	589
Gross margin	—	—	324	116	—	440
Selling, general and administrative	1	—	164	48	(97)	116
Research and development	—	—	120	68	—	188
Amortization expense for acquired intangible assets	—	—	4	—	—	4
Reorganization of business and other	—	—	18	2	—	20
Operating earnings (loss)	(1)	—	18	(2)	97	112
Loss on extinguishment or modification of long-term debt, net	—	—	—	—	—	—
Other income (expense), net	(33)	(32)	(41)	101	(130)	(135)
Earnings (loss) before income taxes	(34)	(32)	(23)	99	(33)	(23)
Income tax expense (benefit)	—	—	9	2	—	11
Net earnings (loss)	$(34)	$(32)	$(32)	$97	$(33)	$(34)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended June 29, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(34)	$(32)	$(32)	$97	$(33)	$(34)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	3	—	3
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	(4)	—	—	(4)
Reclassification adjustment for items included in net income (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	(1)	—	(1)
Amortization of actuarial gains included in net income (loss)	—		—	—	—	—
Other comprehensive income (loss)	—	—	(4)	2	—	(2)
Comprehensive earnings (loss)	$(34)	$(32)	$(36)	$99	$(33)	$(36)

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended June 29, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,653	$2,735	$(3,409)	$1,979
Cost of sales	—	—	2,013	2,533	(3,409)	1,137
Gross margin	—	—	640	202	—	842
Selling, general and administrative	3	—	290	94	(169)	218
Research and development	—	—	234	135	—	369
Amortization expense for acquired intangible assets	—	—	7	—	—	7
Reorganization of business and other	—	—	(18)	(14)	—	(32)
Operating earnings (loss)	(3)	—	127	(13)	169	280
Loss on extinguishment or modification of long-term debt, net	—	—	(28)	—	—	(28)
Other income (expense), net	88	89	(19)	175	(603)	(270)
Earnings (loss) before income taxes	85	89	80	162	(434)	(18)
Income tax expense (benefit)	—	—	(9)	34	—	25
Net earnings (loss)	$85	$89	$89	$128	$(434)	$(43)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Six Months Ended June 29, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$85	$89	$89	$128	$(434)	$(43)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Derivative instrument adjustments:
Unrealized gains (losses) arising during the period	—	—	1	—	—	1
Reclassification adjustment for items included in net income (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	1	—	1
Amortization of actuarial gains included in net income (loss)	—		—	—	—	—
Other comprehensive income (loss)	—	—	2	—	—	2
Comprehensive earnings (loss)	$85	$89	$91	$128	$(434)	$(41)

Supplemental Condensed Consolidating Balance Sheet June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$161	$622	$—	$785
Inter-company receivable	198	—	462	479	(1,139)	—
Accounts receivable, net	—	—	103	296	—	399
Inventory, net	—	—	246	491	—	737
Other current assets	—	—	98	66	—	164
Total current assets	200	—	1,070	1,954	(1,139)	2,085
Property, plant and equipment, net	—	—	326	360	—	686
Investment in affiliates	(4,740)	(4,740)	1,566	—	7,914	—
Intangible assets, net	—	—	60	—	—	60
Inter-company note receivable	—	116	—	159	(275)	—
Other assets, net	—	—	144	154	—	298
Total Assets	$(4,540)	$(4,624)	$3,166	$2,627	$6,500	$3,129
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$28	$—	$—	$28
Inter-company payable	—	—	678	461	(1,139)	—
Accounts payable	—	—	207	165	—	372
Accrued liabilities and other	—	—	297	153	—	450
Total current liabilities	—	—	1,210	779	(1,139)	850
Long-term debt	—	—	6,413	—	—	6,413
Inter-company note payable	43	116	—	116	(275)	—
Other liabilities	—	—	283	166	—	449
Total liabilities	43	116	7,906	1,061	(1,414)	7,712
Total shareholders’ (deficit) equity	(4,583)	(4,740)	(4,740)	1,566	7,914	(4,583)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,540)	$(4,624)	$3,166	$2,627	$6,500	$3,129

Supplemental Condensed Consolidating Balance Sheet December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166
Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334
Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543
Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455
Total liabilities	44	114	7,878	1,006	(1,340)	7,702
Total shareholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 28, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$(7)	$—	$48	$248	$(150)	$139
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(23)	(39)	—	(62)
Proceeds from sale of property, plant and equipment	—	—	—	6	—	6
Payments for purchased licenses and other assets	—	—	(17)	(17)	—	(34)
Sales and purchases of short-term and other investments, net	—	—	(1)	—	—	(1)
Inter-company loans and capital transactions	(38)	(40)	26	(2)	54	—
Cash flow used for investing activities	(38)	(40)	(15)	(52)	54	(91)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(3,214)	—	—	(3,214)
Debt issuance proceeds, net of debt issuance costs	—	—	3,200	—	—	3,200
Proceeds from stock option exercises and ESPP share purchases	46	—	—	—	—	46
Inter-company loans, dividends and capital transactions	—	40	38	(174)	96	—
Cash flow provided by (used for) financing activities	46	40	24	(174)	96	32
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
Net increase in cash and cash equivalents	1	—	57	16	—	74
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	$2	$—	$161	$622	$—	$785

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 29, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$(7)	$(1)	$318	$70	$(128)	$252
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(21)	(34)	—	(55)
Proceeds from sale of property, plant and equipment	—	—	—	1	—	1
Payments for purchased licenses and other assets	—	—	(20)	(23)	—	(43)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Inter-company loans and capital transactions	—	(1)	10	(8)	(1)	—
Cash flow used for investing activities	—	(1)	(30)	(64)	(1)	(96)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(527)	(1)	—	(528)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	6	—	—	—	—	6
Inter-company loans, dividends and capital transactions	6	2	—	(137)	129	—
Cash flow provided by (used for) financing activities	12	2	(46)	(138)	129	(41)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents	5	—	242	(138)	—	109
Cash and cash equivalents, beginning of period	2	—	56	714	—	772
Cash and cash equivalents, end of period	$7	$—	$298	$576	$—	$881

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations and financial condition as of and for the three and six months ended June 28, 2013 and June 29, 2012. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Our Business. We are a global leader in microcontrollers (MCUs) and digital networking processors. These embedded processing solutions are the keystones of the emerging Internet of Things, a network of smart devices that will help make our lives easier, safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. Our product and strategy focus is on the need for increased connectivity and enhanced intelligence that is at the heart of the fastest growing semiconductor applications. Growing electronic content in automobiles, increasing demands for networking bandwidth, connected industrial and medical electronics and the proliferation of smart mobile devices are the growth drivers of our business. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. Our close customer relationships have been built upon years of collaborative product development.
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our five product groups. Our Microcontrollers product line represented 19% of our total net sales in both the second quarter and first half of 2013. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product line represented 22% and 21% of our total net sales in the second quarter and first half of 2013, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products are at the heart of the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the Internet of Things. Our Automotive MCU product line represented 26% of our total net sales in both the second quarter and first half of 2013. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are driving the latest developments for powertrain, advanced safety and infotainment applications. Our Analog and Sensors product line represented 18% of our total net sales in both the second quarter and first half of 2013. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation and automotive radar, braking and airbag control. Our RF product line represented 8% of our total net sales in both the second quarter and first half of 2013. We are the leading supplier of RF high-power products for the cellular infrastructure market. We continue to expand our portfolio to leverage our RF technology leadership into the military, appliance, and automotive markets.
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
Our revenues increased 6% and our gross margin increased 190 basis points in the second quarter of 2013 as compared to the first quarter of 2013. The sequential increase in gross margin is attributable to an increase in front-end wafer manufacturing facility utilization from 79% during the first quarter of 2013 to 86% during the second quarter of 2013, operational efficiencies and higher revenues. These benefits were offset by product sales mix. During the second quarter of 2013, our backlog and order trends have improved as compared to the prior quarter, and our distribution sales increased 14% compared to the first quarter of 2013. The increase in revenue was driven by strength in our target markets including the automotive, industrial, networking and consumer markets.

Net sales in the second half of 2013 will depend on the extent and pace of a general global economic recovery, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our target markets, among other factors. We anticipate our total net sales and profitability for the third quarter of 2013 to improve on a sequential basis due in part to continued strength for MCUs and applications processors sold into the industrial and consumer markets. For more information on trends and other factors affecting our business, refer to Part I, Item 1A "Risk Factors" in our Annual Report.
Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and CEO of Freescale in June 2012, we completed a detailed review of our strategic direction to identify opportunities to accelerate revenue growth and improve profitability. In connection with this strategic realignment, we incurred approximately $40 million of employee termination and exit costs along with other non-cash charges in 2012. We began making payments to the employees separated under this plan during 2012 and we expect to continue making cash payments through the fourth quarter of 2013. We have completed the majority of the actions as of the end of the second quarter of 2013 and expect to realize the majority of the annualized savings of $35 million to $40 million by the end of the third quarter of 2013. The resulting savings achieved are being invested in research and development programs and other initiatives associated with our strategic realignment.
We have completed a series of restructuring actions announced in 2008 and 2009 which included the closure of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. We estimate the remaining severance and other costs of this facility closure to be approximately $35 million, including $30 million in cash severance costs and $5 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made by the end of 2014; however, the timing of these payments depends on many factors, including the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake. The only remaining action to finalize the exit from this facility is the sale of the site. We may incur additional charges associated with preparing the facility site for sale, which we expect to be offset with proceeds from the sale.
The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of 2012, we had realized approximately $50 million of annualized cost savings related to the closure of the Sendai, Japan facility. We began realizing a portion of the $70 million in estimated annualized cost savings in the first quarter of 2013 associated with the closure of the Toulouse, France facility. We expect the rest of the savings related to the closure of this facility to be realized throughout the remainder of 2013. Actual cost savings realized, and the timing thereof, will depend on many factors, some of which are beyond our control and could differ materially from our estimates.
Debt Restructuring Activities. During the first half of 2013, Freescale Inc. completed two refinancing transactions, which, among other things, (i) reduced the principal amount of indebtedness due in 2016, (ii) extended to 2020 the maturities of our indebtedness previously due in 2019 and a portion of our indebtedness previously due in 2016, (iii) reduced the principal amount of indebtedness due in 2018 by refinancing with notes due in 2021 and (iv) will reduce our cash interest expense by approximately $15 million annually based on current interest rates. (Refer to “Liquidity and Capital Resources - Financing Activities” below for additional discussion of transactions referenced in this section.)
On July 8, 2013, Freescale Inc. delivered notice to the holders of the senior unsecured 8.875% notes due 2014 that it will redeem the remaining $98 million of principal outstanding on the redemption date of August 7, 2013.

Results of Operations for the Three and Six Months Ended June 28, 2013 and June 29, 2012

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Orders (unaudited)	$1,094	$1,009	$2,084	$2,008
Net sales	$1,038	$1,029	$2,019	$1,979
Cost of sales	597	589	1,180	1,137
Gross margin	441	440	839	842
Selling, general and administrative	115	116	226	218
Research and development	187	188	369	369
Amortization expense for acquired intangible assets	4	4	7	7
Reorganization of business and other	10	20	8	(32)
Operating earnings	125	112	229	280
Loss on extinguishment or modification of long-term debt, net	(59)	—	(81)	(28)
Other expense, net	(125)	(135)	(245)	(270)
Loss before income taxes	(59)	(23)	(97)	(18)
Income tax expense	6	11	16	25
Net loss	$(65)	$(34)	$(113)	$(43)

Percentage of Net Sales

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Orders (unaudited)	105.4%	98.1%	103.2%	101.5%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5%	57.2%	58.4%	57.5%
Gross margin	42.5%	42.8%	41.6%	42.5%
Selling, general and administrative	11.1%	11.3%	11.2%	11.0%
Research and development	18.0%	18.3%	18.3%	18.6%
Amortization expense for acquired intangible assets	0.4%	0.4%	0.4%	0.4%
Reorganization of business and other	1.0%	1.9%	0.4%	*
Operating earnings	12.0%	10.9%	11.3%	14.1%
Loss on extinguishment or modification of long-term debt, net	*	—%	*	*
Other expense, net	*	*	*	*
Loss before income taxes	*	*	*	*
Income tax expense	0.6%	1.1%	0.8%	1.3%
Net loss	*	*	*	*
* Not meaningful.
Three and Six Months Ended June 28, 2013 Compared to Three and Six Months Ended June 29, 2012
Net Sales
Our net sales increased by $9 million, or 1%, in the second quarter of 2013 compared to the second quarter of 2012 and by $40 million, or 2%, in the first half of 2013 compared to the first half of 2012. This sales growth was partially offset by declines in sales of legacy products into the cellular market. Orders increased by 8% in the second quarter of 2013 compared to the second quarter of 2012 and by 4% in the first half of 2013 compared to the first half of 2012. Distribution sales were approximately 26% and 25% of net sales in the second quarter and first half of 2013, respectively, and represented an increase of 16% and 9%, respectively, compared to the prior year periods. Distribution inventory, in dollars, was 9.1 weeks at June 28,

2013, compared to 9.7 weeks at December 31, 2012 and 9.6 weeks at June 29, 2012. The decrease in weeks of distribution inventory, as compared to the prior year, was due to our distributors continuing to closely manage their inventory levels. Net sales by product group for the three and six months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Microcontrollers	$199	$169	$376	$318
Digital Networking	229	220	431	431
Automotive MCUs	272	258	526	498
Analog & Sensors	188	190	365	367
RF	81	66	167	133
Other	69	126	154	232
Total net sales	$1,038	$1,029	$2,019	$1,979
Microcontrollers
Microcontrollers' net sales increased by $30 million, or 18%, in the second quarter of 2013 and by $58 million, or 18%, in the first half of 2013 compared to the prior year periods. The increase was driven by higher distribution sales in Asia and the Americas for the industrial and consumer markets and higher sales of application processors sold into the consumer and automotive markets.
Digital Networking
Digital Networking's net sales increased by $9 million, or 4%, in the second quarter of 2013 compared to the second quarter of 2012. Growth from the second quarter of 2012 to the second quarter of 2013 was driven by broad based strength in our digital networking product portfolio across a majority of major end market segments (service provider and enterprise). Particular strength was observed in wireless infrastructure products supporting WCDMA, TD-SCDMA and LTE standards.
Digital Networking's net sales were flat in the first half of 2013 compared to the the first half of 2012 as growth in capital expenditures in wireless infrastructure was offset by lower sales as a result of some customers going through inventory corrections over the first half of 2012.
Automotive MCUs
Automotive MCUs' net sales increased by $14 million, or 5% in the second quarter of 2013, and by $28 million, or 6%, in the first half of 2013 compared to the prior year periods. We experienced increased revenue primarily from sales in the US and Asia. The growth was driven by the positive vehicle production and sales trends in these regions, while the European market continues to be below historical levels.
Analog and Sensors
Analog and Sensors' net sales decreased $2 million, or 1%, during both the second quarter and first half of 2013 compared to the prior year periods. Approximately 85% of our Analog and Sensors sales are into the automotive market. Total sales into the automotive market were down for both comparative periods related to end of life shipments in 2012 in connection with the closure of our Toulouse, France manufacturing facility.
RF
RF's net sales increased by $15 million, or 23%, in the second quarter of 2013 and by $34 million, or 26%, in the first half of 2013 compared to the prior year periods. The increase was driven by growth in wireless basestation investments in China.
Other
Other net sales decreased by $57 million, or 45%, in the second quarter of 2013 compared to the second quarter of 2012 and by $78 million, or 34%, in the first half of 2013 compared to the first half of 2012. These declines were largely due to decreases in cellular product sales for both comparable periods. Lower intellectual property revenues also contributed to the decrease from the second quarter of 2013 as compared to the second quarter of 2012. As a percentage of net sales, intellectual property revenue was 5% and 7% for the second quarter of 2013 and 2012, respectively, and was 5% for both the first half of 2013 and 2012.
Gross Margin
As a percentage of net sales, gross margin in the second quarter of 2013 was 42.5%, reflecting a decrease of 30 basis points compared to the second quarter of 2012. In the first half of 2013, as a percentage of net sales, gross margin was 41.6%, reflecting a decrease of 90 basis points compared to the first half of 2012. The decline in gross margin as a percentage of net sales for both periods was primarily the result of decreases in average selling price resulting from our annual negotiations with our customers that went into effect during the first quarter of 2013, declines in intellectual property revenue along with changes in product sales mix. Partially offsetting these declines was an increase in utilization of our front-end manufacturing assets which contributed to improvements in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 76% during the second quarter of 2012 to 86% during the second quarter of 2013 and from 78% during the first half of 2012 to 83% during the first half of 2013. Additional factors benefiting gross margin included procurement savings and operational efficiencies for both periods.
Selling, General and Administrative
Our selling, general and administrative expenses decreased by $1 million, or 0.9%, in the second quarter of 2013 compared to the prior year quarter. This decrease was primarily the result of lower marketing spending along with the favorable impact of the dollar appreciating against the currencies in which we incur substantial selling, general and administrative expenditures. These declines were partially offset by higher incentive compensation during the second quarter of 2013 and commitments for charitable contributions to the Freescale Foundation, a nonprofit, 501(c)(3) organization we established to support science, technology, engineering and math (STEM) education initiatives. As a percentage of net sales, our selling, general and administrative expenses were 11.1% in the second quarter of 2013, reflecting a decrease of 0.2 percentage points compared to the second quarter of 2012.
Our selling, general and administrative expenses increased by $8 million, or 3.7%, in the first half of 2013 compared to the prior year period. This increase was primarily the result of higher incentive compensation during the first half of 2013 and commitments for charitable contributions to the Freescale Foundation, partially offset by lower marketing spending in the first half of 2013. As a percentage of net sales, our selling, general and administrative expenses were 11.2% in the first half of 2013, reflecting an increase of 0.2 percentage points compared to the first half of 2012.
Research and Development
Our research and development expense decreased by $1 million, or 0.5%, in the second quarter of 2013 compared to the prior year quarter and remained flat during the first half of 2013 compared to the prior year period. The cost savings as a result of the employee transitions related to the strategic transformation program implemented in the fourth quarter of 2012 were offset by higher incentive compensation. As a percentage of net sales, our research and development expenses were 18.0% and 18.3% in the second quarter and first half of 2013, respectively, reflecting decreases of 0.3 percentage points compared to both the second quarter and first half of 2012.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks remained flat in the second quarter and first half of 2013 compared to the prior year periods as these intangible assets have reached a normalized amortization run rate.
Reorganization of Business and Other
In the second quarter of 2013, we recorded $9 million in charges related to continued implementation of the 2012 Strategic Realignment plan, primarily comprised of costs associated with consolidating workspace in Israel and Austin, Texas along with additional compensation for employees who were deemed crucial to the continuing implementation of the plan. Additionally, we recorded a $1 million charge related to on-going closure and decommissioning costs for the Toulouse, France manufacturing facility.
Additionally, during the first half of 2013, we recorded a net benefit of $10 million related to our Toulouse, France manufacturing facility, which included a benefit for proceeds received for the sale of certain of our equipment and machinery and a partially offsetting charge related to on-going closure and decommissioning costs for this site. We also recorded $8 million of charges related to (i) continued implementation of the restructuring plan initiated in the fourth quarter of 2012, (ii)

exit costs for underutilized office space and (iii) charges related to indemnification provisions included in our current CEO's employment agreement.
In the second quarter of 2012, we recorded a charge of $21 million in connection with the change in the executive leadership of the Company. We also recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility along with $1 million of on-going closure costs due to inactivity at our Sendai, Japan fabrication facility. These charges were partially offset by a benefit of $4 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business.
Additionally, during the first half of 2012, we recorded a benefit of $55 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. This benefit was partially offset by $3 million of cash costs consisting primarily of on-going closure costs related to this site.
Loss on Extinguishment or Modification of Long-Term Debt, Net
In the second quarter of 2013, we recorded a charge of $59 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q2 2013 Debt Refinancing Transaction, which included the extinguishment of existing debt and the issuance of the 5.00% Secured Notes. Additionally, during the first half of 2013, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with the Q1 2013 Debt Refinancing Transaction, which included both the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans.
During the first half of 2012, we recorded a charge of $28 million in the accompanying Condensed Consolidated Statement of Operations associated with the refinancing transaction in the first quarter of 2012, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)
Other Expense, Net
Net interest expense in the second quarter of 2013 and 2012 included interest expense of $126 million and $128 million, respectively, partially offset by interest income of $1 million and $3 million, respectively.
Net interest expense in the first half of 2013 and 2012 included interest expense of $248 million and $263 million, respectively, partially offset by interest income of $2 million and $5 million, respectively. The decrease in interest expense is primarily due to the refinancing of long-term debt during the first quarter of 2012 and the redemption of $200 million of long-term debt during the second half of 2012.
Income Tax Expense
For the second quarter of 2013, we recorded an income tax provision of $6 million, predominately related to our foreign operations, which included a $1 million tax benefit associated with discrete events related primarily to the reversal of tax liabilities offset by withholding tax on intellectual property royalties. For the second quarter of 2012, we recorded an income tax provision of $11 million, which included a $2 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties.
For the first half of 2013, we recorded an income tax provision of $16 million, which included a net income tax benefit of $1 million primarily attributable to discrete events recorded in the second quarter. For the first half of 2012, we recorded an income tax provision of $25 million, which included a $6 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company's subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company's U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by foreign taxing jurisdictions.
Reorganization of Business and Other
Six Months Ended June 28, 2013
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
The following table displays a roll-forward from January 1, 2013 to June 28, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Usage	Accruals at June 28, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(5)	6
Research and development	13	—	—	(7)	6
Total	$30	$—	$—	$(15)	$15
Related headcount	270	—	—	(110)	160
Exit and Other Costs	$2	$18	$(2)	$(8)	$10
The $15 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first half of 2013. The accrual of $15 million at June 28, 2013 reflects the estimated liability to be paid to the remaining 160 employees to be separated through the end of 2013 based on current exchange rates.
Additionally, we recorded $18 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel, and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”), on which we recorded a $2 million adjustment during the second quarter of 2013. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
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
The following table displays a roll-forward from January 1, 2013 to June 28, 2013 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at June 28, 2013
Employee Separation Costs
Supply chain	$77	$—	$(2)	$(47)	$28
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(2)	$(47)	$32
Related headcount	520	—	—	(420)	100
The $47 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first half of 2013. We adjusted our anticipated future severance payments by $2 million to incorporate currency impact in the above presentation, which reflects the strengthening of the U.S. dollar against the Euro during the first half of 2013. The accrual of $32 million at June 28, 2013 reflects the estimated liability to be paid to the remaining 100 employees through 2014 based on current exchange rates.

Disposition Activities
During the first half of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $4 million charge related to on-going closure and decommissioning costs.
Six Months Ended June 29, 2012
Chief Executive Leadership Transition
During the first half of 2012, a charge of $21 million was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was related to indemnification and other provisions included in our current CEO's employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, a 9.0-magnitude earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first half of 2012, we recorded a $55 million benefit for business interruption insurance recoveries, which was partially offset by $4 million of expenses primarily related to on-going closure costs. Additionally, in the first half of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to June 29, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Usage	Accruals at June 29, 2012
Employee Separation Costs
Supply chain	$106	$—	$(1)	$(11)	$94
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2
Total	$128	$—	$(19)	$(11)	$98
Related headcount	720	—	—	(50)	670
Exit and Other Costs	$6	$2	$—	$(2)	$6
The $11 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first half of 2012. We have adjusted our anticipated future severance payments by $19 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, during the first half of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility. During the first half of 2012, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.
Other Contingencies
During the first half of 2012, we recorded a benefit of $4 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $785 million of cash and cash equivalents at June 28, 2013, $189 million is attributable to our U.S. subsidiaries and $596 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities
We generated cash flow from operations of $139 million and $252 million in the first half of 2013 and 2012, respectively. The decrease in cash generated from operations is primarily attributable to higher intellectual property transaction proceeds in the first half of 2012 along with proceeds from the Sendai, Japan earthquake-related insurance recoveries also received during 2012. Our days purchases outstanding increased to 56 days at June 28, 2013 from 50 days at December 31, 2012 and remained flat from 56 days at June 29, 2012, reflecting the timing of payments on our payables. Our days sales outstanding decreased to 35 days at June 28, 2013 from 36 days at December 31, 2012 and 39 days at June 29, 2012. Our days of inventory on hand decreased to 111 days at June 28, 2013 from 123 days at December 31, 2012 and 125 days at June 29, 2012. The decrease in days of inventory on hand from the prior year periods is due to lower factory utilization in the second half of 2012, consumption of inventory related to prior period builds that supported the end-of-life products fabricated in our Toulouse, France facility along with an overall focus on reducing days of inventory on hand to what we believe is more ideal for our business operating conditions.
Investing Activities
Our net cash utilized for investing activities was $91 million and $96 million in the first half of 2013 and 2012, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities decreased from the first quarter of 2012 and was predominately the result of (i) capital expenditures, which were $62 million and $55 million for the first half of 2013 and 2012, respectively, and represented 3% of net sales for both periods, (ii) cash paid for purchased licenses and other assets of $34 million and $43 million for the first half of 2013 and 2012, respectively, and (iii) the receipt of $5 million of proceeds related to the sale of certain tools and equipment at the Toulouse, France manufacturing facility in the first half of 2013.
Financing Activities
Our net cash provided by (utilized for) financing activities was $32 million and $(41) million in the first half of 2013 and 2012, respectively. Cash flows related to financing activities in the first half of 2013 included (i) the prepayment of the 2012 Term Loan and Extended Term Loan totaling $2,711 million in connection with the Q1 2013 Debt Refinancing Transaction, (ii) the redemption of a portion of the 10.125% Secured Notes, including payment of the related make-whole premiums, totaling $495 million in connection with the Q2 2013 Debt Refinancing Transaction along with (iii) $7 million of quarterly principal payments on the term loans offset by the receipt of (i) $2,707 million in net proceeds from the issuance of the 2016 and 2020 Term Loans during the first quarter of 2013 and (ii) $493 million in net proceeds from the issuance of the 5.00% Secured Notes during the second quarter of 2013. Additionally, cash provided by financing activities in the first half of 2013 included $46 million of proceeds from the exercise of stock options and ESPP share purchases.
Cash flows related to financing activities in the first half of 2012 included the repayment of $500 million of the senior subordinated 10.125% notes due 2016 in connection with the refinancing transaction in the first quarter of 2012, including call premiums of $25 million, along with $2 million in scheduled capital lease payments. These payments were partially offset by the receipt of $481 million of proceeds from the issuance of the 2012 Term Loan, net of related amendment, consent and other fees totaling $14 million. Additionally, cash provided by financing activities included $6 million of proceeds from the exercise of stock options.
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the senior secured 10.125% notes due 2018 (“10.125% Secured Notes”) on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses in a transaction referred to as the “Q2 2013 Debt Refinancing Transaction.” The Q2 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. In connection with this transaction, we incurred approximately $7 million of fees and expenses which were capitalized and will be amortized over the term of the notes. We recorded a charge of $59 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of a portion of the make-whole premiums, the write-off of unamortized debt issuance costs and other expenses.
The 5.00% Secured Notes bear interest at a rate of 5.00% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2013. Relative to our overall indebtedness, the 5.00% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all subordinated indebtedness. The 5.00% Secured Notes are governed by the indenture dated as of May 21, 2013 (the “5.00%

Indenture”). Each of Freescale Inc.'s parent companies, indirect parent companies and wholly-owned subsidiaries that guarantee indebtedness, joint and severally, under the Credit Facility also guarantees, joint and severally, the 5.00% Secured Notes on a senior secured basis. (Refer to the guarantees discussion in Note 4, "Debt," to our consolidated financial statements in our Annual Report for further information.) Freescale Inc. may redeem the 5.00% Secured Notes, in whole or in part, at any time prior to May 15, 2016, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 5.00% Indenture. Freescale may redeem the notes, in whole or in part, at any time on or after May 15, 2016 at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date, plus a premium declining over time as set forth in the 5.00% Indenture. In addition, at any time on or prior to May 15, 2016, Freescale may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings, as described in the 5.00% Indenture. If Freescale Inc. experiences certain change of control events, the 5.00% Secured Note holders may require Freescale to repurchase all or part of their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date.
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of Freescale's senior secured credit facility (as so amended and restated, the “Credit Facility”). The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of original issue discount (OID) previously attributable to the senior secured term loan facility due February 28, 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (the “Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay $10 million of accrued interest, along with approximately $10 million of fees and expenses, of which $3 million were capitalized and will be amortized over the terms of the underlying loans. Additionally, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized debt issuance costs, OID and other expenses.
Credit Facility
At June 28, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan and (iii) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan and the 2020 Term Loan at June 28, 2013 was 4.25% and 5.00%, respectively. (As noted below, the spread over LIBOR with respect to the 2016 Term Loan and the 2020 Term Loan was 3.25% and 3.75%, respectively, and the 2016 Term Loan and 2020 Term Loan have LIBOR floors of 1.00% and 1.25%, respectively.) At June 28, 2013, the Replacement Revolver’s available capacity was $399 million, as reduced by $26 million of outstanding letters of credit.
2016 Term Loan
At June 28, 2013, $349 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013 (“Credit Agreement”) provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2016 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within six months from the closing date of the issuance of the loan.
2020 Term Loan
At June 28, 2013, $2,385 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 10.125% Secured Notes and the senior secured 9.25% notes due 2018 exceeds $500 million, individually or collectively. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At June 28, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $26 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2013 Debt Refinancing Transaction. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above.
Covenant Compliance
Freescale Inc.’s Credit Facility governing the term loans and the Indentures governing the senior notes contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
As of June 28, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures, but did not meet the ratios thereunder: the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower, the fixed charge coverage ratio of 2.00:1 or greater or the consolidated secured debt ratio of 3.25:1 or lower. As of June 28, 2013, Freescale Inc.’s total leverage ratio was 7.14:1, senior secured first lien leverage ratio was 5.05:1, the fixed charge coverage ratio was 1.76:1 and the consolidated secured debt ratio was 6.03:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. During the first half of 2013, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of June 28, 2013, the remaining obligated debt payments for 2013 are $14 million. Future obligated debt payments are $183 million in 2014, $27 million in 2015, $629 million in 2016, $24 million in 2017, $1,625 million in 2018 and $3,964 million thereafter.
Fair Value
At June 28, 2013 and December 31, 2012, the fair value of the aggregate principal amount of our long-term debt was approximately $6,560 million and $6,562 million, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Facility and the Indentures governing Freescale Inc.'s senior notes. Adjusted EBITDA is net (loss) earnings adjusted for certain non-cash and other items that are included in net (loss) earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder. As of June 28, 2013, Freescale Inc.'s total leverage ratio was 7.14:1, senior secured first lien leverage ratio was 5.05:1, the fixed charge coverage ratio was 1.76:1 and the consolidated secured debt ratio was 6.03:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
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

(in millions)	Twelve Months Ended June 28, 2013
Net loss	$(172)
Interest expense, net	498
Income tax benefit	(7)
Depreciation and amortization expense	257
Non-cash share-based compensation expense (1)	48
Fair value adjustment on interest rate and commodity derivatives (2)	6
Loss on extinguishment or modification of long-term debt, net (3)	85
Reorganization of business and other (4)	25
Cost savings (5)	52
Other terms (6)	10
Adjusted EBITDA	$802

(1)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(2)	Reflects the change in fair value of our interest rate and commodity derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt, net.

(4)	Reflects items related to our reorganization of business programs and other charges.

(5)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.

(6)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $45 million over the remainder of 2013 and approximately $15 million thereafter in connection with the 2012 Strategic Realignment and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. Subsequent to the end of the second quarter of 2013, Freescale Inc. delivered notice to the holders of the senior unsecured 8.875% notes due 2014 that it will redeem the remaining $98 million of principal outstanding on the redemption date of August 7, 2013. These notes will be redeemed at par, and any accrued and unpaid interest will be paid on the redemption date. We believe that our cash and cash equivalents balance as of June 28, 2013 of $785 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $399 million as of June 28, 2013, as reduced by $26 million of outstanding letters of credit.
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
At June 28, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $135 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at June 28, 2013. Forward contract gains (losses) of $1 million and $(4) million for the second quarter and first half of 2013 were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	June 28, 2013
Euro	$51
Japanese Yen	$25
Chinese Renminbi	$18
Malaysian Ringgit	$13
Israeli Shekel	$11
Indian Rupee	$(3)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of these foreign exchange financial instruments would hypothetically decrease by $42 million as of June 28, 2013, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
At June 28, 2013, we had Malaysian Ringgit, Chinese Renminbi, Japanese Yen and Euro forward contracts designated as cash flow hedges with fair values of net unrealized (losses) gains of $(1) million, $1 million, less than $1 million and less than $(1) million, respectively. These contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of June 28, 2013:

Buy (Sell)	June 28, 2013	Hedged Exposure
Malaysian Ringgit	$103	Cost of sales
Chinese Renminbi	$55	Cost of sales; selling, general and administrative expenses; research and development expenses
Japanese Yen	$15	Cost of sales
Euro	$(18)	Revenue
Gains of $1 million and $2 million for the second quarter and first half of 2013, respectively, were recorded in cost of sales in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Gains of less than $1 million for both the second quarter and first half of 2013 were recorded in research and development expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Gains of less than $1 million for both the second quarter and first half of 2013 were recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. No realized results were recorded associated with the Euro cash flow hedges as the forecasted revenues have not yet occurred.
Commodity Price Risk
We use gold swap contracts to hedge our exposure to increases in the price of gold wire used in our manufacturing processes. At June 28, 2013 we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 19,000 ounces. All of these outstanding contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $5 million at June 28, 2013. During both the second quarter and first half of 2013, losses of $1 million were recorded in cost of sales related to the realized results attributable to these contracts. A 10% increase in the price of gold would increase our cost of sales by $9 million annually, absent our outstanding gold swap contracts, and would impact the fair value of our gold swap contracts by $1 million.
Interest Rate Risk
At June 28, 2013, we had total long-term debt with an outstanding principal amount of $6,466 million, including $2,791 million of variable interest rate debt based on LIBOR. As of June 28, 2013, the majority of our variable rate debt has LIBOR floors that are above the current LIBOR rates, and therefore, is effectively fixed rate debt. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point change in LIBOR rates from their current levels would result in an increase in our interest expense of $1 million per year. A change in LIBOR rates would not effect the cash flows under our interest rate swap arrangements as we have effectively fixed the remaining payment stream.
The fair value of the aggregate principal amount of our long-term debt approximates $6,560 million at June 28, 2013, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in LIBOR rates would impact the fair value of our long-term debt by $87 million. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $5 million, which was estimated based on the yield curve at June 28, 2013.
Reference is made to Note 2, “Other Financial Data”, Note 3, “Fair Value Measurement” and Note 5, “Risk Management” elsewhere in this report as well as the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended June 28, 2013. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information

Item 1: Legal Proceedings.
52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. In addition, we entered into an agreement with the EPA to test for vapors emanating from the soil in Operable Unit One and in residential areas adjacent to Operable Unit One. Based on the preliminary results of the vapor studies, we agreed to undertake certain limited remedial actions in areas where the results exceeded certain EPA standards. We do not expect the cost of these remedial actions to be material. The EPA has not announced a final remedy for Operable Unit One, and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit, the EPA issued a Record of Decision in July 1994, and subsequently issued a Consent Decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $44 million as of December 31, 2012, approximately 75% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola and Freescale, have been identified in relation to Operable Unit Three. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material. In addition, Maricopa County has filed a third party complaint against Freescale and others, seeking contribution in the event that Maricopa County is held liable for any contamination in an area downgradient of Operable Unit Three (the “West Van Buren Area”). Because these proceedings are in the early stages, we cannot predict at this time whether or to what extent Maricopa County or we may be held liable for cleanup in the West Van Buren Area, or whether any such liability would be material.
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
Funds affiliated with The Blackstone Group (“Blackstone”) and the Carlyle Group (“Carlyle”) each hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which beneficially owns approximately 77% of the Company's shares). Blackstone, Carlyle and the Company are parties to a shareholders' agreement under which Blackstone and Carlyle, among other things, each have the right to designate two directors to our board of directors. Accordingly, Blackstone or Carlyle may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. We note that Blackstone's most recent Quarterly Report on Form 10-Q disclosed that, as part of Travelport Limited's (“Travelport”) global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. This disclosure reports that Travelport intends to continue these business activities as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the U.S. Office of Foreign Assets Control. No information was provided with respect to the gross revenues and net profits attributable to Blackstone regarding Travelport's activities. In its 10-Q, Blackstone also reproduced the following disclosure provided by Hilton Worldwide, Inc. (“Hilton”), another portfolio company of Blackstone, in connection with Hilton's activities during the first fiscal quarter of 2013.  We have no information to what extent, if any, these amounts are attributable to Blackstone.
“During the reporting period, the Iranian Ministry of Youth and Sports purchased a number of room nights at the Hilton Ankara, Turkey, which is leased by a foreign affiliate of Hilton. Revenue received by Hilton for these hotel stays was approximately $4,360 and net profit was approximately $1,700. During calendar year 2012, the Embassy of Iran purchased a number of room nights at the hotel and organized a concert event in the hotel ballroom. Revenue received by Hilton for the services provided to the Embassy of Iran in 2012 was approximately $11,070 and net profit was approximately $4,300. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”). The Hilton Ankara intends to continue engaging in future similar transactions to the extent they remain permissible under IEEPA.
Also during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. In addition, certain individual employees at these hotels received routine wage payments as direct deposits to their personal accounts at Bank Melli during calendar year 2012. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank. No revenues or net profits are associated with these transactions. Both hotels have advised Hilton that they will discontinue making direct deposits to accounts at Bank Melli.
During the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $1,550. The DoubleTree Kuala Lumpur also reserved a number of rooms for Mahan Air crew members during calendar year 2012. Revenue received by Hilton attributable to Mahan Air crew hotel stays in 2012 was approximately $3,820. Hilton considers its net profit on management fees to be approximately the same as its revenue. The DoubleTree Kuala Lumpur has terminated the agreement and does not intend to engage in any future transactions with Mahan Air.”
Hilton has provided the disclosure reproduced below in connection with its activities during the second fiscal quarter of 2013. We have no information to what extent, if any, these amounts are attributable to Blackstone.
“As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner's account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.
Also as previously disclosed, during the reporting period, several individuals stayed at the DoubleTree Kuala Lumpur, Malaysia, pursuant to a rate agreement between the hotel and Mahan Air, an entity identified on the SDN List. The rate agreement was terminated as of May 2, 2013. This hotel is staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. Under the rate agreement, which was entered into in the name of the owner, the hotel reserved a number of rooms for Mahan Air crew members at the DoubleTree Kuala Lumpur several times each week. Revenue and net profit received by Hilton attributable to Mahan Air crew hotel stays during the reporting period was approximately $430.”
We also note that other portfolio companies of Blackstone, SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively referred to as "SunGard”), each disclosed in its most recent Quarterly Report on Form 10-Q that its U.K. subsidiary provided certain limited disaster recovery services and hosted co-location of some hardware at its premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The disclosure notes that the intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank's local UK data. The gross revenue and net profits attributable to these activities in the first quarter of 2013 were reported to be £3,300 and approximately £620, respectively. We have no information with respect to the gross revenues and net profits attributable to these activities in the second quarter of 2013 or to what extent, if any, these amounts are attributable to Blackstone. SunGard reported that its subsidiary terminated this contract in the first quarter of 2013, and does not otherwise intend to enter into any Iran-related activity.
Finally, we note that Carlyle's most recent Quarterly Report on Form 10-Q disclosed that during the period January 1, 2013 until March 31, 2013 a subsidiary of Applus Servicios Technologicos S.L.U. (“Applus”), a European portfolio company of Carlyle, provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was reported to be €86,633 with estimated net profits to Applus of approximately €15,593. We have no information with respect to the gross revenues and net profits attributable to these activities in the second quarter of 2013 or to what extent, if any, these amounts are attributable to Carlyle. The disclosure notes that these activities were not prohibited by U.S. law at the time they were conducted, and that Applus has discontinued its dealings with such customers and that it does not otherwise intend to continue or enter into any Iran-related activity.
Travelport, SunGard and Hilton are portfolio companies of Blackstone and may be deemed to be affiliates of Blackstone. Applus is a portfolio company of Carlyle and may be deemed to be an affiliate of Carlyle. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone and Carlyle, through Blackstone's and Carlyle's ownership of Freescale GP and Freescale LP, could potentially be deemed to be affiliates of ours. Other than as described above, we have no knowledge of the activities of Travelport, SunGard, Hilton and Applus with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosures described above.

Item 6: Exhibits.

Exhibit No.		Exhibit Title
4.1
Indenture, dated as of May 21, 2013, by and among Freescale Semiconductor, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.1
Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.2
Intellectual Property Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

31.1*		Certification of Chief Executive Officer.
31.2*		Certification of Chief Financial Officer.
32.1#		Section 1350 Certification (Chief Executive Officer).
32.2#		Section 1350 Certification (Chief Financial Officer).
101.ins*		Instance Document.
101.sch*		XBRL Taxonomy Extension Schema Document.
101.cal*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.def*		XBRL Taxonomy Extension Definition Linkbase Document.
101.lab*		XBRL Taxonomy Extension Label Linkbase Document.
101.pre*		XBRL Taxonomy Extension Presentation Linkbase Document.

*	=	Filed herewith.
#	=	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.

Dated:	July 26, 2013	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer