Form 10-Q
period 2013-09-27
Freescale Semiconductor, Ltd.
filed 2013-10-25
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2013 there were 257,859,501 shares of the registrant’s common shares outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$1,085	$1,009	$3,104	$2,988
Cost of sales	612	585	1,792	1,722
Gross margin	473	424	1,312	1,266
Selling, general and administrative	120	110	346	328
Research and development	191	187	560	556
Amortization expense for acquired intangible assets	3	3	10	10
Reorganization of business and other	2	(3)	10	(35)
Operating earnings	157	127	386	407
Loss on extinguishment or modification of long-term debt	(1)	(3)	(82)	(31)
Other expense, net	(118)	(134)	(363)	(404)
Earnings (loss) before income taxes	38	(10)	(59)	(28)
Income tax expense	15	14	31	39
Net earnings (loss)	$23	$(24)	$(90)	$(67)

Net earnings (loss) per share:
Basic	$0.09	$(0.10)	$(0.35)	$(0.27)
Diluted	$0.09	$(0.10)	$(0.35)	$(0.27)
Weighted average common shares outstanding:
Basic	258	249	255	248
Diluted	261	251	257	251
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net earnings (loss)	$23	$(24)	$(90)	$(67)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	—	1	(4)	—
Derivative instruments adjustments:
Unrealized gains (losses) arising during the period	3	6	(3)	7
Reclassification adjustment for items included in net earnings (loss)	1	1	—	2
Post-retirement adjustments:
(Losses) gains arising during the period	—	(1)	2	—
Amortization of actuarial gains included in net earnings (loss)	1	—	2	—
Other comprehensive earnings (loss)	5	7	(3)	9
Comprehensive earnings (loss)	$28	$(17)	$(93)	$(58)
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

	September 27, 2013	December 31, 2012
(in millions)	(Unaudited)
ASSETS
Cash and cash equivalents	$700	$711
Restricted cash for bond redemptions	782	—
Accounts receivable, net	426	384
Inventory, net	728	797
Other current assets	141	166
Total current assets	2,777	2,058
Property, plant and equipment, net	685	715
Intangible assets, net	56	64
Other assets, net	301	334
Total assets	$3,819	$3,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$753	$6
Accounts payable	386	323
Accrued liabilities and other	399	543
Total current liabilities	1,538	872
Long-term debt	6,375	6,375
Other liabilities	432	455
Total liabilities	8,345	7,702

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at September 27, 2013 and December 31, 2012	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 258 and 249 issued and outstanding at September 27, 2013 and December 31, 2012, respectively	3	2
Additional paid-in capital	8,314	8,217
Accumulated other comprehensive earnings	11	14
Accumulated deficit	(12,854)	(12,764)
Total shareholders’ deficit	(4,526)	(4,531)
Total liabilities and shareholders’ deficit	$3,819	$3,171
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net loss	$(90)	$(67)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	206	207
Reorganization of business and other	10	(35)
Share-based compensation	36	31
Deferred incomes taxes	18	33
Loss on extinguishment or modification of long-term debt	82	31
Proceeds from business interruption insurance recoveries	—	61
Deferred intellectual property revenue	(61)	70
Other non-cash items	33	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	(67)	31
Inventory, net	67	13
Accounts payable and accrued liabilities	(31)	(54)
Other operating assets and liabilities	—	(43)
Net cash provided by operating activities	203	268

Cash flows from investing activities:
Purchases of property, plant and equipment	(107)	(85)
Proceeds from sale of property, plant and equipment	6	1
Purchases and sales of short-term and other investments, net	(1)	1
Payments for purchased licenses and other assets	(50)	(60)
Net cash used for investing activities	(152)	(143)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(3,319)	(632)
Debt issuance proceeds, net of debt issuance costs	3,982	481
Restricted cash for bond redemptions	(782)	—
Proceeds from stock option exercises and ESPP share purchases	62	19
Net cash used for financing activities	(57)	(132)

Effect of exchange rate changes on cash and cash equivalents	(5)	(2)
Net decrease in cash and cash equivalents	(11)	(9)
Cash and cash equivalents, beginning of period	711	772
Cash and cash equivalents, end of period	$700	$763
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
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of September 27, 2013 and December 31, 2012, and for the three and nine months ended September 27, 2013 and September 28, 2012 are unaudited, with the December 31, 2012 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 27, 2013 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2012 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 (the "Annual Report"). The results of operations for the three and nine months ended September 27, 2013 are not necessarily indicative of the operating results to be expected for the full year.
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
(2) Other Financial Data
Statements of Operations Supplemental Information
Intellectual Property Revenue
Intellectual property revenue for the third quarter and first nine months of 2013 was $55 million and $162 million, respectively. Of these amounts, $25 million and $124 million, respectively, were associated with multiple deliverable arrangements entered into during the second quarter of 2012. Comparatively, intellectual property revenue during the third quarter and first nine months of 2012 was $52 million and $152 million, respectively, and included $39 million and $97 million, respectively, related to these same arrangements. The arrangements include (i) multi-year patent license agreements, ranging from six to eight years, one of which contained renegotiation rights through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements limited our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013. The total consideration to be received under these agreements is $304 million, of which $63 million was received in the first nine months of 2013 and $198 million was received in 2012. The remaining cash of $43 million will be received over the next six years, with $20 million anticipated to be received within the next twelve months.

The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income is recognized for the accounting units when the basic revenue recognition criteria are met, which is consistent with our policy for revenue recognition related to products and services.
Revenue for the patent license agreements was recognized over the course of the renegotiation rights period, which expired in the third quarter of 2013, and up front if renegotiation rights did not exist. Revenue for the patent sales and services are recognized upon delivery of such items which we anticipate to conclude by December 31, 2013. Revenue for the remaining items was recognized ratably over the course of the respective agreements through the end of the third quarter of 2013. At September 27, 2013 and December 31, 2012, included in accrued liabilities and other was $29 million and $103 million, respectively, of deferred revenue related to our intellectual property and other agreements.
Loss on Extinguishment or Modification of Long-Term Debt
During the third quarter of 2013, Freescale Inc. redeemed the remaining $98 million of 8.875% Unsecured Notes and recorded a $1 million charge for the write-off of unamortized debt issuance costs. During the first nine months of 2013, we recorded a charge of $82 million in the accompanying Condensed Consolidated Statement of Operations associated with multiple debt refinancing and redemption transactions. This charge includes the aforementioned redemption along with charges associated with refinancing transactions in the first half of 2013 which included the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans and the 5.00% Secured Notes. These charges included $52 million of the total make-whole premiums on the redeemed notes, the write-off of unamortized debt issuance costs of $21 million, the write-off of original issue discount (OID) of $2 million and $7 million of other expenses not eligible for capitalization. These charges were recorded in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). In addition, we incurred a charge of $60 million during the fourth quarter of 2013 in connection with the redemption of the 10.125% Secured Notes and a portion of the 9.25% Secured Notes as part of the Q3 2013 Debt Refinancing Transaction. (Refer to Note 4, “Debt,” for definitions and discussion of capitalized terms referenced in this section.)
In the third quarter of 2012, we recorded a charge of $3 million in the accompanying Condensed Consolidated Statement of Operations associated with the redemption of $100 million of our 8.875% Unsecured Notes. During the first nine months of 2012, we recorded a charge of $31 million in the accompanying Condensed Consolidated Statement of Operations associated with the aforementioned redemption and the refinancing of $500 million of our senior subordinated notes due 2016. This charge consisted of call premiums of $21 million, the write-off of unamortized debt issuance costs of $8 million and $2 million of other expenses not eligible for capitalization under ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Interest expense	$(120)	$(127)	$(368)	$(390)
Interest income	2	2	4	7
Interest expense, net	(118)	(125)	(364)	(383)
Other, net	—	(9)	1	(21)
Other expense, net	$(118)	$(134)	$(363)	$(404)
Cash paid for interest was $103 million and $352 million for the third quarter and first nine months of 2013, respectively, and $126 million and $391 million for the third quarter and first nine months of 2012, respectively.
During the third quarter and first nine months of 2012, we recorded losses in other, net of $9 million and $21 million, respectively, primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), partially offset by foreign currency fluctuations.
Net Earnings (Loss) Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. For the third quarter and first nine months of 2013, approximately 14 million and 15 million, respectively, and for the third quarter and first nine months of 2012, approximately 19 million and 14 million, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.
The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per common share computations for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share amount)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Basic net earnings (loss) per share:
Numerator:
Net earnings (loss)	$23	$(24)	$(90)	$(67)
Denominator:
Weighted average common shares outstanding (1)	258	249	255	248
Basic net earnings (loss) per share	$0.09	$(0.10)	$(0.35)	$(0.27)
Diluted net earnings (loss) per share:
Numerator:
Net earnings (loss)	$23	$(24)	$(90)	$(67)
Denominator:
Number of shares used in basic computation (1)	258	249	255	248
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	2	2	2
Add: Incremental shares for dilutive effect of unvested RSUs (4)	1	—	—	1
Adjusted weighted average common shares outstanding	261	251	257	251
Diluted net earnings (loss) per share (5)	$0.09	$(0.10)	$(0.35)	$(0.27)

________________

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during all periods presented, but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.

(3)
Stock options to purchase an aggregate of 4 million common shares that were outstanding during both the third quarter and first nine months of 2013 and 5 million and 4 million common shares that were outstanding during the third quarter and first nine months of 2012, respectively, were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs of 1 million for the first nine months of 2013 and 4 million and less than 1 million for the third quarter and first nine months of 2012, respectively, were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. There were no anti-dilutive unvested RSUs for the third quarter of 2013.

(5)	No dilutive securities have been included in the diluted net loss per share calculation in periods where a net loss was incurred.

Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	September 27, 2013	December 31, 2012
Work in process and raw materials	$526	$578
Finished goods	202	219
Inventory, net	$728	$797
As of September 27, 2013 and December 31, 2012, we had $60 million and $58 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $45 million and $136 million for the third quarter and first nine months of 2013, respectively, and $44 million and $134 million for the third quarter and first nine months of 2012, respectively. Accumulated depreciation and amortization was $2,759 million and $2,687 million at September 27, 2013 and December 31, 2012, respectively.
Accumulated Other Comprehensive Earnings

	Unrealized Gain (Loss) on Derivatives	Unrealized (Loss) Gain on Postretirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2013	$2	$(13)	$25	$14
Current period net change	(3)	4	(4)	(3)
Balance at September 27, 2013	$(1)	$(9)	$21	$11
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of September 27, 2013 and December 31, 2012, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first nine months of 2013 and 2012, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at September 27, 2013 or December 31, 2012.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of September 27, 2013	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$177	$177	$—
Time deposits (1)	311	311	—
Foreign currency derivative contracts (2)	4	—	4
Interest rate swap agreements (3)	1	—	1
Total Assets	$493	$488	$5
Liabilities
Foreign currency derivative contracts (2)	$2	$—	$2
Interest rate swap agreements (3)	6	—	6
Commodity derivative contracts (4)	1	—	1
Total Liabilities	$9	$—	$9

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2012	Total	(Level 1)	(Level 2)
Assets
Money market mutual funds (1)	$192	$192	$—
Time deposits (1)	285	285	—
Foreign currency derivative contracts (2)	3	—	3
Total Assets	$480	$477	$3
Liabilities
Foreign currency derivative contracts (2)	$1	$—	$1
Interest rate swap agreements (3)	17	—	17
Total Liabilities	$18	$—	$18

The following footnotes indicate where the noted items are reported in our accompanying Condensed Consolidated Balance Sheets at September 27, 2013 and December 31, 2012:

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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,580 million, exclusive of $753 million of current maturities, at September 27, 2013, and $6,562 million, exclusive of $5 million of current maturities, at December 31, 2012 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values on those dates.
(4) Debt
The carrying value of our long-term debt at September 27, 2013 and December 31, 2012 consisted of the following:

	September 27, 2013	December 31, 2012
Extended maturity term loan due 2016	$—	$2,215
2012 Term Loan due 2019	—	491
2016 Term Loan	348	—
2020 Term Loan	2,354	—
2021 Term Loan	792	—
Replacement revolver due 2016	—	—
Senior secured 10.125% notes due 2018	221	663
Senior secured 9.25% notes due 2018	1,380	1,380
Senior secured 5.00% notes due 2021	500	—
Senior unsecured floating rate notes due 2014(1)	57	57
Senior unsecured 8.875% notes due 2014	—	98
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	264
Total debt	7,128	6,380
Less: current maturities	(753)	(5)
Total long-term debt	$6,375	$6,375

(1)	The senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to three month LIBOR (0.25% in effect on September 27, 2013) plus 3.875% per annum.
Third Quarter 2013 Debt Redemption and Refinancing Transactions
On August 7, 2013, after the requisite notice period, Freescale, Inc. redeemed the remaining $98 million principal amount of senior unsecured 8.875% notes due 2014 ("8.875% Unsecured Notes") at par, and paid related accrued interest of $1 million. In connection with the redemption, we recorded a charge of $1 million in the Condensed Consolidated Statement of Operations associated with the write-off of unamortized debt issuance costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt”, for further information on the charges associated with the debt transactions discussed in this note.)
On September 11, 2013, Freescale Inc. entered into a new $800 million senior secured term loan facility (the “2021 Term Loan”) pursuant to an amendment to its existing senior secured credit facilities (as so amended and restated, the “Credit Facility” or "Credit Facilities"). The loan will mature on January 15, 2021, subject to acceleration under certain circumstances as described below. The 2021 Term Loan was issued at 99% of par and was recorded at fair value, which was equal to $792 million, reflective of the 1% discount. In connection with the issuance of the 2021 Term Loan, Freescale, Inc. delivered to the holders of the impacted notes notice that it would redeem such notes on October 11, 2013. The proceeds from the issuance of the new term loan, along with cash on hand, were used in the fourth quarter of 2013 to redeem the remaining $221 million of the 10.125% senior secured notes due 2018 ("10.125% Secured Notes") and $496 million of the 9.25% senior secured notes due 2018 ("9.25% Secured Notes"), and to pay related accrued interest, fees and expenses associated with this transaction referred to as the “Q3 2013 Debt Refinancing Transaction.” As of September 27, 2013, $782 million was classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet, which represented the proceeds from the issuance used to redeem the notes and pay the related make-whole premiums. (Refer to "Credit Facility" later in this section for additional details of the terms of the 2021 Term Loan.)
In connection with this transaction and upon the redemption of the 10.125% Secured Notes and a portion of the 9.25% Secured Notes during the fourth quarter of 2013, we incurred approximately $10 million of fees and expenses and $65 million of make-whole premiums, of which a total of $23 million was capitalized and will be amortized over the term of the underlying loan. Additionally, we recorded a charge of $60 million during the fourth quarter of 2013 in the Condensed Consolidated Statement of Operations associated with the redemption of these notes, which consisted of the write-off of unamortized debt issuance costs, a portion of the make-whole premiums and other expenses not eligible for capitalization under ASC Subtopic 470-50.
The Credit Facilities contain a provision that requires the weighted average yield of existing term loans under the Credit Facilities to be no less than 0.50% below the weighted average yield of certain new term loans issued under the Credit Facilities. As a result of the issuance of the 2021 Term Loan, the interest rate on the existing 2016 Term Loan increased by 0.50% to LIBOR plus 3.75% (with a LIBOR floor of 1.00%), resulting in an increase in the weighted average yield of the 2016 Term Loan to 4.75%.
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the 10.125% Secured Notes on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses in a transaction referred to as the “Q2 2013 Debt Refinancing Transaction.” The Q2 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Because cash proceeds from the transaction were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the above mentioned portion of the 10.125% Secured Notes, substantially all of the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. A small portion of our lenders under the 5.00% Secured Notes were also lenders under the 10.125% Secured Notes, which effectively resulted in a portion of the previous notes being exchanged by these lenders for new notes. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under the guidelines of ASC Subtopic 470-50. In connection with this transaction, we incurred approximately $7 million of fees and expenses which were capitalized and will be amortized over the term of the notes. We recorded a charge of $59 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of a portion of the make-whole premiums, the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.
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
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of the Credit Facility. The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of OID previously attributable to the senior secured term loan facility due February 28, 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (the “Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay related accrued interest of $10 million and the remaining fees and expenses.
The majority of the proceeds from the issuance of the 2016 and 2020 Term Loans were used to prepay the 2012 Term Loan and the Extended Term Loan, thus relieving Freescale Inc. and certain other Freescale Ltd. subsidiaries of their obligations associated with that liability. This portion of the Q1 2013 Debt Refinancing Transaction constitutes an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. A significant portion of our lenders under the 2012 Term Loan and Extended Term Loan were also lenders under the 2016 and 2020 Term Loans. Effectively, a portion of the previous loans was exchanged by these lenders for new term loans. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under the guidelines of ASC Subtopic 470-50, as the difference between the present value of the cash flows under the terms of the 2016 and 2020 Term Loans and the present value of the cash flows under the 2012 and Extended Term Loans held by these lenders was less than 10%. Additionally, a portion of the Q1 2013 Debt Refinancing Transaction related to new funds committed under the 2016 and 2020 Term Loans and was accounted for as a new debt issuance. In connection with this transaction, we incurred approximately $10 million of fees and expenses, of which $3 million were capitalized and will be amortized over the terms of the underlying loans. Additionally, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization under ASC Subtopic 470-50.
Credit Facility
At September 27, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan, (iii) the 2021 Term Loan and (iv) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan was 4.75% and the the interest rate on both the 2020 Term Loan and 2021 Term Loan was 5.00% at September 27, 2013. At the end of the third quarter of 2013, the Replacement Revolver’s available capacity was $400 million, as reduced by $25 million of outstanding letters of credit.
2016 Term Loan
At September 27, 2013, $348 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013, as further amended in connection with the Q3 2013 Debt Refinancing Transaction (the “Credit Agreement”), provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.75%, with a LIBOR floor of 1.00%. As indicated above, the spread was increased in connection with the issuance of the 2021 Term Loan resulting in a weighted average yield of 4.75%, an increase of 0.50%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance.
2020 Term Loan
At September 27, 2013, $2,379 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020 subject to acceleration under certain circumstances as described below. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 9.25% Secured Notes exceeds $500 million. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 27, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $25 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.

2021 Term Loan
At September 27, 2013, $800 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021 subject to acceleration under certain circumstances as described below. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2021 Term Loan such that principal amounts under the loan will become due and payable on March 15, 2018, if, at March 1, 2018, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 9.25% Secured Notes exceeds $500 million. Additionally, the 2021 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 27, 2013, the 2021 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at an $8 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the amendments made in 2013. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above. (Refer to the guarantees and right of payment discussion in Note 4, "Debt," to our consolidated financial statements in our Annual Report for further information.)
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
As of September 27, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures, but did not meet the ratios thereunder: the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower, the fixed charge coverage ratio of 2.00:1 or greater or the consolidated secured debt ratio of 3.25:1 or lower. As of September 27, 2013, Freescale Inc.’s total leverage ratio was 6.90:1, senior secured first lien leverage ratio was 5.01:1, the fixed charge coverage ratio was 1.97:1 and the consolidated secured debt ratio was 6.80:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. In connection with the Q1 2013 Debt Refinancing Transaction, under which the majority of our debt essentially became fixed rate debt for the near term, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of September 27, 2013, the remaining obligated debt payments for 2013 are $726 million, inclusive of $717 million of principal that was redeemed on October 11, 2013 in connection with the Q3 2013 Debt Refinancing Transaction. Future obligated debt payments are $93 million in 2014, $35 million in 2015, $637 million in 2016, $32 million in 2017, $916 million in 2018 and $4,722 million thereafter.

(5) Risk Management
Foreign Currency Risk
At September 27, 2013 and December 31, 2012, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $129 million and $217 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized gain (loss) of $1 million and less than $(1) million at September 27, 2013 and December 31, 2012, respectively. Forward contract gains (losses) of $1 million and $(3) million for the third quarter and first nine months of 2013, respectively, and $5 million and less than $(1) million for the third quarter and first nine months of 2012, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of September 27, 2013 and December 31, 2012:

Buy (Sell)	September 27, 2013	December 31, 2012
Euro	$36	$104
Japanese Yen	$34	$28
Chinese Renminbi	$20	$23
Malaysian Ringgit	$16	$26
Indian Rupee	$(6)	$(3)
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, selling, general and administrative expenses and research and development expenses. These forward contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815 as of September 27, 2013 and December 31, 2012:

Buy (Sell)	September 27, 2013	December 31, 2012	Hedged Exposure
Malaysian Ringgit	$107	$68	Cost of sales
Chinese Renminbi	$98	$53	Cost of sales
	$24	$13	Selling, general and administrative
	$24	$11	Research and development
Japanese Yen	$34	$—	Cost of sales
Euro	$(42)	$—	Net sales
At September 27, 2013 and December 31, 2012, we had cash flow designated forward contracts with a total fair value of a net unrealized gain of less than $1 million and $2 million, respectively. Gains (losses) of less than $1 million and $2 million for the third quarter and first nine months of 2013, respectively, and $(1) million and $1 million for the third quarter and first nine months of 2012, respectively, were recorded in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
We use gold swap contracts to hedge our exposure to increases in the price of gold which are designated as cash flow hedges under ASC Topic 815. At September 27, 2013 and December 31, 2012, these contracts had net outstanding notional amounts totaling 30,000 ounces and 17,000 ounces, respectively, which are accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these contracts was a net unrealized loss of $1 million at both September 27, 2013 and December 31, 2012. During both the third quarter and first nine months of 2013, losses of $2 million, and during the third quarter and first nine months of 2012, losses of $1 million and $3 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during both the third quarter and first nine months of 2012, losses of $1 million were recorded in other expense, net in the accompanying condensed Consolidated Statements of Operations related to ineffectiveness on these contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We have historically used interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In connection with the Q1 2013 Debt Refinancing Transaction, under which the majority of our debt became effectively fixed rate debt for the near term, we either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements which resulted in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. During the first nine months of 2013, we paid $1 million of this liability. The change in fair value arising from the offsetting swap agreements along with the existing agreements are recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations.
In the first nine months of 2013, we recognized a gain of $1 million prior to the termination of the interest rate swap agreements, and in the third quarter and first nine months of 2012, we recognized losses of $7 million and $17 million, respectively, in other expense, net in the accompanying Condensed Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps in accordance with ASC Topic 815.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of September 27, 2013, we believe that our exposure to counterparty risk is immaterial.
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
Also, in connection with the annual grant noted above, we granted approximately one million market-based performance RSUs (PRSUs) to certain executives, which cliff vest on the third anniversary of the date of grant. The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative Total Shareholder Return (TSR) of the Company's share price as compared to a set of peer companies. The grant date fair value for these awards is $17.01, as determined using the Monte Carlo valuation model, and total compensation cost of $13 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital.
Non-qualified Options
As of September 27, 2013, we had issued approximately 6.0 million non-qualified stock options in Freescale Ltd. (“2011 Options”), which remain outstanding, with exercise prices ranging from $8.74 to $17.30 per share, to certain qualified participants pursuant to the 2011 Plan. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of September 27, 2013, we had approximately $28 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.

The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Nine Months Ended
	September 27, 2013	September 28, 2012
Weighted average grant date fair value per share	$7.03	$7.10
Weighted average assumptions used:
Expected volatility	60.73%	62.27%
Expected lives (in years)	4.75	5.08
Risk free interest rate	0.75%	0.94%
Expected dividend yield	—%	—%
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
A summary of changes in the 2011 Options outstanding during the nine months ended September 27, 2013 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2013	4,606	$12.93	6	$2
Granted	2,187	$14.03
Terminated, canceled or expired	(585)	$14.92
Exercised	(238)	$14.48
Balance at September 27, 2013	5,970	$13.08	6	$20
Exercisable options at September 27, 2013	789	$12.83	6	$3
Restricted Share Units
Since the IPO, RSUs have been granted under the 2011 Plan to certain employees and executives of the Company. While RSUs, to the extent earned, generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, some RSUs vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant, depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. These grants are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.
In addition to the PRSUs granted during 2013, we have also granted PRSUs to certain executives of the Company under the 2011 Plan during 2012. The PRSUs granted during 2012, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant for certain executives or vest fully on the third anniversary of the date of grant for PRSUs granted to our CEO. The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1.50 common shares for certain executives or 0 to 1.0 common shares for PRSUs granted to our CEO based on the Company’s achievement of the performance goals for each performance period.
As of September 27, 2013 we had approximately $81 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for PRSUs. Under the terms of the RSU and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award.

A summary of changes in the RSUs and PRSUs outstanding under the 2011 Plan during the nine months ended September 27, 2013 is presented below:

RSUs and PRSUs
(in thousands)
Non-vested RSU and PRSU balance at January 1, 2013	4,520
Granted	4,640
Issued	(801)
Terminated, canceled or expired	(642)
Non-vested RSU and PRSU balance at September 27, 2013	7,717
The total intrinsic value of RSUs and PRSUs issued under this plan during the first nine months of 2013 was $19 million.
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
Non-qualified Options
During the nine months ended September 27, 2013, approximately 408 thousand and 47 thousand stock options were exercised under the 2006 MIP and 2007 EIP, respectively with weighted average strike prices for these stock options exercised of $6.44 and $6.72, respectively. As of September 27, 2013, we had approximately $1 million in unamortized expense related to options issued under these plans, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
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
The first ESPP offering period of 2013 began on January 1, 2013 and ended on June 30, 2013. On July 2, 2013, approximately 1 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $11.52 per share. During the first nine months of both 2013 and 2012, we recognized $3 million in compensation costs related to the 15% discount offered under this plan.
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
For the third quarter of 2013, we recorded an income tax provision of $15 million, predominately related to our foreign operations, which included a $5 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties. For the first nine months of 2013, we recorded an income tax provision of $31 million. This included a net income tax expense of $4 million primarily attributable to discrete events related to withholding tax on intellectual property royalties.
For the third quarter of 2012, we recorded an income tax provision of $14 million, which included a $5 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties and the impact of enacted foreign tax legislation. For the first nine months of 2012, we recorded an income tax provision of $39 million. This included a net income tax expense of $11 million primarily attributable to discrete events associated with withholding tax on intellectual property royalties.
For the third quarter of 2013, the liability for unrecognized tax benefits decreased by $44 million due to the lapsing of statutes. The decrease did not result in a tax benefit and did not impact our effective tax rate, as the benefits were offset by valuation allowance on our deferred tax assets. The Company does not estimate the liability for unrecognized tax benefits to decrease substantially in the next twelve months. Certain of our income tax returns for the 2004 through 2011 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $113 million as of September 27, 2013.
Litigation
We are a defendant in various lawsuits, including the intellectual property matter noted in this section, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.
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
On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of two identified patents related to ball grid array packaging technology. The lawsuit was subsequently transferred to the United States District Court for the Northern District of California. This case was proceeding through the discovery phase of litigation and was set for trial in April of 2014. In connection with mediation proceedings initiated in the third quarter of 2013, Freescale Inc. and Tessera executed a settlement agreement on August 21, 2013 and Freescale Inc. made a cash payment to Tessera, which settles the litigation described above. The parties also signed a limited standstill agreement, agreeing to not bring additional claims against the other party for a fixed period. The compensation paid by us under these agreements does not have a material impact on our financial position, results of operations or cash flows as of or for the three or nine months ended September 27, 2013.
The resolution of intellectual property litigation, including the matter described above, may require us to pay damages for past infringement or to obtain a license under the other party's intellectual property rights that could require one-time license fees or ongoing royalties, require us to make material changes to our products and/or manufacturing processes, require us to cross-license certain of our patents and other intellectual property and/or prohibit us from manufacturing or selling one or more products in certain jurisdictions, which could adversely impact our operating results in future periods. If any of those events were to occur, our business, financial condition and results of operations could be adversely affected.
(9) Reorganization of Business and Other
Nine Months Ended September 27, 2013
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
The following table displays a roll-forward from January 1, 2013 to September 27, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Usage	Accruals at September 27, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(7)	4
Research and development	13	—	—	(10)	3
Total	$30	$—	$—	$(20)	$10
Related headcount	270	—	—	(170)	100
Exit and Other Costs	$2	$19	$(2)	$(17)	$2
The $20 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first nine months of 2013. The accrual of $10 million at September 27, 2013 reflects the estimated liability to be paid to the remaining 100 employees to be separated through the end of 2013 based on current exchange rates.
Additionally, we recorded $19 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”), on which we recorded a $2 million adjustment during the first nine months of 2013. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets ("Reorganization of Business Program"). The only remaining actions relating to this reorganization program are demolishing the buildings and selling the land located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2013 to September 27, 2013 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at September 27, 2013
Employee Separation Costs
Supply chain	$77	$—	$(1)	$(52)	$24
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(1)	$(52)	$28
Related headcount	520	—	—	(440)	80
The $52 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first nine months of 2013. We adjusted our anticipated future severance payments by $1 million to incorporate currency impact in the above presentation, which reflects the strengthening of the U.S. dollar against the Euro during the first nine months of 2013. The accrual of $28 million at September 27, 2013 reflects the estimated liability to be paid through 2014 (i) to the remaining 80 employees to be separated, along with previously separated employees still receiving severance benefits and (ii) for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During the first nine months of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $5 million charge related to on-going closure and decommissioning costs.
Nine Months Ended September 28, 2012
Chief Executive Leadership Transition
During the first nine months of 2012, a charge of $13 million was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was related to indemnification and other provisions included in our current CEO's employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, an earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first nine months of 2012, we recorded a $55 million benefit for business interruption insurance recoveries, which was partially offset by $4 million of expenses primarily related to on-going closure costs. Additionally, in the first nine months of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to September 28, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Usage	Accruals at September 28, 2012
Employee Separation Costs
Supply chain	$106	$—	$3	$(21)	$88
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2
Total	$128	$—	$(15)	$(21)	$92
Related headcount	720	—	—	(170)	550
Exit and Other Costs	$6	$2	$—	$(2)	$6
The $21 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2012. We have adjusted our anticipated future severance payments by $15 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, during the first nine months of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility. During this period, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program and in accordance with ASC Topic 420.
Other Contingencies
During the first nine months of 2012, we recorded a benefit of $18 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $13 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $6 million contract termination charge related to our corporate jet lease agreement accounted for in accordance with ASC Topic 420.

(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.
As a result of the Merger and subsequent debt refinancing transactions, we had $3,634 million aggregate principal amount of senior secured, senior unsecured and senior subordinated notes ("Senior Notes") outstanding as of September 27, 2013, as disclosed in Note 4, “Debt”. The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of September 27, 2013, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our financial position, results of operations and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations as of September 27, 2013 and December 31, 2012 and for the three and nine months ended September 27, 2013 and September 28, 2012, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,446	$1,420	$(1,781)	$1,085
Cost of sales	—	—	984	1,409	(1,781)	612
Gross margin	—	—	462	11	—	473
Selling, general and administrative	2	—	163	50	(95)	120
Research and development	—	—	125	66	—	191
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	2	—	—	2
Operating (loss) earnings	(2)	—	169	(105)	95	157
Loss on extinguishment or modification of long-term debt	—	—	(1)	—	—	(1)
Other income (expense), net	75	75	(90)	96	(274)	(118)
Earnings (loss) before income taxes	73	75	78	(9)	(179)	38
Income tax expense	—	—	3	12	—	15
Net earnings (loss)	$73	$75	$75	$(21)	$(179)	$23

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Three Months Ended September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$73	$75	$75	$(21)	$(179)	$23
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	3	—	—	3
Reclassification adjustment for items included in net earnings (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	—	—	—
Amortization of actuarial gains included in net earnings (loss)	—	—	—	1	—	1
Other comprehensive earnings	—	—	4	1	—	5
Comprehensive earnings (loss)	$73	$75	$79	$(20)	$(179)	$28

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$3,966	$4,028	$(4,890)	$3,104
Cost of sales	—	—	2,866	3,816	(4,890)	1,792
Gross margin	—	—	1,100	212	—	1,312
Selling, general and administrative	5	—	473	141	(273)	346
Research and development	—	—	360	200	—	560
Amortization expense for acquired intangible assets	—	—	10	—	—	10
Reorganization of business and other	—	—	5	5	—	10
Operating (loss) earnings	(5)	—	252	(134)	273	386
Loss on extinguishment or modification of long-term debt	—	—	(82)	—	—	(82)
Other income (expense), net	115	115	(52)	279	(820)	(363)
Earnings (loss) before income taxes	110	115	118	145	(547)	(59)
Income tax expense	—	—	3	28	—	31
Net earnings (loss)	$110	$115	$115	$117	$(547)	$(90)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Nine Months Ended September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$110	$115	$115	$117	$(547)	$(90)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(3)	—	—	(3)
Reclassification adjustment for items included in net earnings (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains arising during the period	—	—	—	2	—	2
Amortization of actuarial gains included in net earnings (loss)	—	—	—	2	—	2
Other comprehensive loss	—	—	(3)	—	—	(3)
Comprehensive earnings (loss)	$110	$115	$112	$117	$(547)	$(93)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,297	$1,333	$(1,621)	$1,009
Cost of sales	—	—	909	1,297	(1,621)	585
Gross margin	—	—	388	36	—	424
Selling, general and administrative	2	—	160	47	(99)	110
Research and development	—	—	118	69	—	187
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	(15)	12	—	(3)
Operating (loss) earnings	(2)	—	122	(92)	99	127
Loss on extinguishment or modification of long-term debt	—	—	(3)	—	—	(3)
Other (expense) income, net	(22)	(22)	(141)	97	(46)	(134)
(Loss) earnings before income taxes	(24)	(22)	(22)	5	53	(10)
Income tax expense	—	—	—	14	—	14
Net loss	$(24)	$(22)	$(22)	$(9)	$53	$(24)

Supplemental Condensed Consolidating Statement of Comprehensive Loss For the Three Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net loss	$(24)	$(22)	$(22)	$(9)	$53	$(24)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	1	—	1
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Reclassification adjustment for items included in net loss	—	—	1	—	—	1
Post-retirement adjustments:
Losses arising during the period	—	—	—	(1)	—	(1)
Amortization of actuarial gains included in net loss	—	—	—	—	—	—
Other comprehensive earnings	—	—	7	—	—	7
Comprehensive loss	$(24)	$(22)	$(15)	$(9)	$53	$(17)

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$3,950	$4,068	$(5,030)	$2,988
Cost of sales	—	—	2,922	3,830	(5,030)	1,722
Gross margin	—	—	1,028	238	—	1,266
Selling, general and administrative	5	—	450	141	(268)	328
Research and development	—	—	352	204	—	556
Amortization expense for acquired intangible assets	—	—	10	—	—	10
Reorganization of business and other	—	—	(33)	(2)	—	(35)
Operating (loss) earnings	(5)	—	249	(105)	268	407
Loss on extinguishment or modification of long-term debt	—	—	(31)	—	—	(31)
Other income (expense), net	66	67	(160)	272	(649)	(404)
Earnings (loss) before income taxes	61	67	58	167	(381)	(28)
Income tax (benefit) expense	—	—	(9)	48	—	39
Net earnings (loss)	$61	$67	$67	$119	$(381)	$(67)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$61	$67	$67	$119	$(381)	$(67)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	7	—	—	7
Reclassification adjustment for items included in net earnings (loss)	—	—	2	—	—	2
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	—	—	—	—
Amortization of actuarial gains included in net earnings (loss)	—	—	—	—	—	—
Other comprehensive earnings	—	—	9	—	—	9
Comprehensive earnings (loss)	$61	$67	$76	$119	$(381)	$(58)

Supplemental Condensed Consolidating Balance Sheet September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$—	$698	$—	$700
Restricted cash for bond redemptions	—	—	758	24	—	782
Inter-company receivable	158	—	443	480	(1,081)	—
Accounts receivable, net	—	—	100	326	—	426
Inventory, net	—	—	263	465	—	728
Other current assets	—	—	78	63	—	141
Total current assets	160	—	1,642	2,056	(1,081)	2,777
Property, plant and equipment, net	—	—	323	362	—	685
Investment in affiliates	(4,642)	(4,642)	1,505	—	7,779	—
Intangible assets, net	—	—	56	—	—	56
Inter-company note receivable	—	117	—	160	(277)	—
Other assets, net	—	—	151	150	—	301
Total Assets	$(4,482)	$(4,525)	$3,677	$2,728	$6,421	$3,819
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$753	$—	$—	$753
Inter-company payable	—	—	440	641	(1,081)	—
Accounts payable	—	—	223	163	—	386
Accrued liabilities and other	—	—	266	133	—	399
Total current liabilities	—	—	1,682	937	(1,081)	1,538
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	117	—	117	(277)	—
Other liabilities	1	—	262	169		432
Total liabilities	44	117	8,319	1,223	(1,358)	8,345
Total shareholders’ (deficit) equity	(4,526)	(4,642)	(4,642)	1,505	7,779	(4,526)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,482)	$(4,525)	$3,677	$2,728	$6,421	3,819

Supplemental Condensed Consolidating Balance Sheet December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166
Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334
Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543
Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455
Total liabilities	44	114	7,878	1,006	(1,340)	7,702
Total shareholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 27, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$41	$—	$(71)	$433	$(200)	$203
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(42)	(65)	—	(107)
Proceeds from sale of property, plant and equipment	—	—	—	6	—	6
Payments for purchased licenses and other assets	—	—	(23)	(27)	—	(50)
Sales and purchases of short-term and other investments, net	—	—	(1)	—	—	(1)
Inter-company loans and capital transactions	(102)	(105)	26	(3)	184	—
Cash flow used for investing activities	(102)	(105)	(40)	(89)	184	(152)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(3,319)	—	—	(3,319)
Debt issuance proceeds, net of debt issuance costs	—	—	3,982	—	—	3,982
Restricted cash for bond redemptions	—	—	(758)	(24)	—	(782)
Proceeds from stock option exercises and ESPP share purchases	62	—	—	—	—	62
Inter-company loans, dividends and capital transactions	—	105	102	(223)	16	—
Cash flow provided by (used for) financing activities	62	105	7	(247)	16	(57)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	1	—	(104)	92	—	(11)
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	$2	$—	$—	$698	$—	$700

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 28, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$4	$—	$265	$127	$(128)	$268
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(34)	(51)	—	(85)
Proceeds from sale of property, plant and equipment	—	—	—	1	—	1
Payments for purchased licenses and other assets	—	—	(25)	(35)	—	(60)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Inter-company loans and capital transactions	(28)	(28)	10	(8)	54	—
Cash flow used for investing activities	(28)	(28)	(48)	(93)	54	(143)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(631)	(1)	—	(632)
Debt issuance proceeds, net of debt issuance costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	19	—	—	—	—	19
Inter-company loans, dividends and capital transactions	6	29	25	(134)	74	—
Cash flow provided by (used for) financing activities	25	29	(125)	(135)	74	(132)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	1	1	92	(103)	—	(9)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772
Cash and cash equivalents, end of period	$3	$1	$148	$611	$—	$763

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations and financial condition as of and for the three and nine months ended September 27, 2013 and September 28, 2012. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 7, 2013 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
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
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from our five product groups. Our Microcontrollers product line represented 21% and 20% of our total net sales in the third quarter and first nine months of 2013, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product line represented 22% of our total net sales in both the third quarter and first nine months of 2013. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products are at the heart of the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the Internet of Things. Our Automotive MCU product line represented 25% and 26% of our total net sales in the third quarter and first nine months of 2013, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are driving the latest developments for powertrain, advanced safety and infotainment applications. Our Analog and Sensors product line represented 17% and 18% of our total net sales in the third quarter and first nine months of 2013, respectively. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation and automotive radar, braking and airbag control. Our RF product line represented 8% of our total net sales in both the third quarter and first nine months of 2013. We are the leading supplier of RF high-power products for the cellular infrastructure market. We continue to expand our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
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
Our revenues increased 5% and our gross margin increased 110 basis points in the third quarter of 2013 as compared to the second quarter of 2013. The sequential increase in gross margin is attributable to higher revenues, operational efficiencies and an increase in front-end wafer manufacturing facility utilization from 86% during the second quarter of 2013 to 89% during the third quarter of 2013. These benefits were partially offset by an adverse product sales mix. The increase in revenue was driven by seasonal strength in the consumer market along with continued growth in the industrial and networking markets.
Net sales in the fourth quarter of 2013 will depend on the health of the general global economy, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our target markets, among other factors. We anticipate a modest sequential decline in our total net sales primarily attributable to a decline in intellectual property revenue. For more information on trends and other factors affecting our business, refer to Part I, Item 1A "Risk Factors" in our Annual Report.
Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and CEO of Freescale in June 2012, we completed a detailed review of our strategic direction to identify opportunities to accelerate revenue growth and improve profitability. In connection with this strategic realignment, we incurred approximately $40 million of employee termination and exit costs along with other non-cash charges in the fourth quarter of 2012. We began making payments to the employees separated under this plan during 2012 and we expect to continue making cash payments through the fourth quarter of 2013. We completed the majority of the actions and realized the majority of the annualized savings of $35 million to $40 million as of the end of the second quarter of 2013. The resulting savings achieved are being invested in research and development programs and other initiatives associated with our strategic realignment.
We have completed a series of restructuring actions announced in 2008 and 2009 which included the closure of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. We estimate the remaining severance and other costs of this facility closure to be approximately $30 million, including $25 million in cash severance costs and $5 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made by the end of 2014; however, the timing of these payments depends on many factors, including the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 11, 2011 earthquake. The only remaining action to finalize the exit from this facility is the sale of the site. We anticipate incurring charges during the fourth quarter of 2013 and first first half of 2014 associated with the preparing the facility site for sale, which we expect to be offset with proceeds from the sale.
The Company has previously estimated that it expected to receive approximately $120 million in annualized savings once the closure process has been completed and production moved to our remaining 200 millimeter facilities. As of the end of 2012, we had realized approximately $50 million of annualized cost savings related to the closure of the Sendai, Japan facility. We began realizing a portion of the $70 million in estimated annualized cost savings in the first quarter of 2013 associated with the closure of the Toulouse, France facility, and have realized substantially all of these estimated annualized cost savings as of the end of the third quarter of 2013.
Debt Restructuring Activities. During the first nine months of 2013, Freescale Inc. completed two refinancing transactions and a redemption transaction, as well as initiated a third refinancing transaction that was finalized during the fourth quarter of 2013. These transactions achieved the following objectives: (i) reduced near term maturities, (ii) extended the maturities of a substantial portion of our indebtedness and (iii) reduced our prospective cash interest expense by approximately $50 million annually based on current interest rates, the impact of which we will fully realize beginning in the first quarter of 2014. (Refer to “Liquidity and Capital Resources - Financing Activities” below for additional discussion of these transactions.)

Results of Operations for the Three and Nine Months Ended September 27, 2013 and September 28, 2012

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Orders	$1,116	$1,011	$3,200	$3,019
Net sales	$1,085	$1,009	$3,104	$2,988
Cost of sales	612	585	1,792	1,722
Gross margin	473	424	1,312	1,266
Selling, general and administrative	120	110	346	328
Research and development	191	187	560	556
Amortization expense for acquired intangible assets	3	3	10	10
Reorganization of business and other	2	(3)	10	(35)
Operating earnings	157	127	386	407
Loss on extinguishment or modification of long-term debt	(1)	(3)	(82)	(31)
Other expense, net	(118)	(134)	(363)	(404)
Earnings (loss) before income taxes	38	(10)	(59)	(28)
Income tax expense	15	14	31	39
Net earnings (loss)	$23	$(24)	$(90)	$(67)

Percentage of Net Sales

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Orders	102.9%	100.2%	103.1%	101.0%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4%	58.0%	57.7%	57.6%
Gross margin	43.6%	42.0%	42.3%	42.4%
Selling, general and administrative	11.1%	10.9%	11.1%	11.0%
Research and development	17.6%	18.5%	18.0%	18.6%
Amortization expense for acquired intangible assets	0.3%	0.3%	0.4%	0.3%
Reorganization of business and other	0.1%	*	0.4%	*
Operating earnings	14.5%	12.6%	12.4%	13.6%
Loss on extinguishment or modification of long-term debt	*	*	*	*
Other expense, net	*	*	*	*
Earnings (loss) before income taxes	3.5%	*	*	*
Income tax expense	1.4%	1.4%	1.0%	1.3%
Net earnings (loss)	2.1%	*	*	*
* Not meaningful.
Three and Nine Months Ended September 27, 2013 Compared to Three and Nine Months Ended September 28, 2012
Net Sales
Our net sales increased by $76 million, or 8%, in the third quarter of 2013 compared to the third quarter of 2012 and by $116 million, or 4%, in the first nine months of 2013 compared to the first nine months of 2012. This sales growth was partially offset by declines in sales of legacy products into the cellular market for both periods. Orders increased by 10% in the third quarter of 2013 compared to the third quarter of 2012 and by 6% in the first nine months of 2013 compared to the first nine months of 2012. Distribution sales were approximately 25% of net sales in both the third quarter and first nine months of 2013 and represented an increase of 17% and 12%, respectively, compared to the prior year periods. Distribution inventory, in dollars, was 9.2 weeks at September 27, 2013, compared to 9.7 weeks at December 31, 2012 and 9.8 weeks at September 28, 2012. The decrease in weeks of distribution inventory, as compared to the prior year, was due to our distributors continuing to closely manage their inventory levels. Net sales by product group for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Microcontrollers	$230	$192	$606	$510
Digital Networking	238	226	669	657
Automotive MCUs	270	252	796	750
Analog & Sensors	181	180	546	547
RF	89	73	256	206
Other	77	86	231	318
Total net sales	$1,085	$1,009	$3,104	$2,988
Microcontrollers
Microcontrollers' net sales increased by $38 million, or 20%, in the third quarter of 2013 compared to the third quarter of 2012. The increase was driven by growth in microcontrollers and applications processors sold into the automotive and general embedded markets.
Microcontrollers' net sales increased by $96 million, or 19%, in the first nine months of 2013 compared to the prior year period driven by higher distribution sales in Asia for the industrial and consumer markets and higher sales of application processors sold into the general embedded and automotive markets.
Digital Networking
Digital Networking's net sales increased by $12 million, or 5%, in the third quarter of 2013 and by $12 million, or 2%, in the first nine months of 2013 compared to the prior year periods. Sales growth was driven by higher sales into both next generation enterprise systems and service provider equipment, offset by declines in certain embedded applications.
Automotive MCUs
Automotive MCUs' net sales increased by $18 million, or 7% in the third quarter of 2013, and by $46 million, or 6%, in the first nine months of 2013 compared to the prior year periods. We experienced increased revenue primarily from sales in the U.S. and China. The growth was driven by the positive vehicle production and sales trends in these regions.
Analog and Sensors
Analog and Sensors' net sales increased $1 million, or 1%, in the third quarter of 2013 and decreased by $1 million, or less than 1%, during the first nine months of 2013 compared to the prior year periods. Approximately 85% of our Analog and Sensors sales are into the automotive market. As compared to the third quarter of 2012, growth in automotive end markets was offset by declines in various consumer markets. Total sales into the automotive market were down in the first nine months of 2013 compared to the prior year period related to end of life shipments in 2012 in connection with the closure of our Toulouse, France manufacturing facility. These declines were offset by increased sales into the industrial market.
RF
RF's net sales increased by $16 million, or 22%, in the third quarter of 2013 and by $50 million, or 24%, in the first nine months of 2013 compared to the prior year periods. The increases were driven by growth in next generation wireless basestation spending, primarily in China.

Other
Other net sales decreased by $9 million, or 10%, in the third quarter of 2013 compared to the third quarter of 2012 and by $87 million, or 27%, in the first nine months of 2013 compared to the first nine months of 2012. These declines were due to decreases in cellular product sales for both periods. Partially offsetting these declines was higher intellectual property revenues in the third quarter and first nine months of 2013 as compared to the prior year periods. As a percentage of net sales, intellectual property revenue was 5% for all periods presented. Our level of intellectual property revenue for the last six quarters continues to significantly exceed our historical average of approximately 3% of net sales and has benefited from certain agreements entered into in the second quarter of 2012, under which we expect the revenue to end during the fourth quarter of 2013, and which may not recur in the future.
Gross Margin
As a percentage of net sales, gross margin in the third quarter of 2013 was 43.6%, reflecting a increase of 160 basis points compared to the third quarter of 2012. Improvement in gross margin as a percentage of net sales was largely attributable to an increase in utilization of our front-end manufacturing assets which contributed to improvements in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 78% during the third quarter of 2012 to 89% during the third quarter of 2013 due to increased demand and the transfer of production from our Toulouse, France manufacturing facility to our 200 millimeter manufacturing facilities. Additional factors benefiting gross margin included procurement savings and operational efficiencies. Partially offsetting these improvements was the impact of decreases in average selling price resulting from our annual negotiations with our customers that went into effect during the first quarter of 2013, adverse changes in product sales mix and higher incentive compensation.
In the first nine months of 2013, as a percentage of net sales, gross margin was 42.3%, reflecting a decrease of 10 basis points compared to the first nine months of 2012. This decline was attributable to the impact of decreases in average selling price, adverse changes in product sales mix and higher incentive compensation. Factors that predominantly offset these declines included improvements in front-end wafer manufacturing facility utilization from 81% during the first nine months of 2012 to 85% during the first nine months of 2013 due to increased demand and the transfer of production from our Toulouse, France manufacturing facility to our 200 millimeter manufacturing facilities in addition to procurement savings and operational efficiencies.
Selling, General and Administrative
Our selling, general and administrative expenses increased by $10 million, or 9%, in the third quarter of 2013 compared to the prior year quarter and $18 million, or 5%, in the first nine months of 2013 compared to the prior year period. The increase from the third quarter of 2012 was primarily the result of higher incentive compensation and a settlement of intellectual property litigation. In addition, during the first nine months of 2013, our selling, general and administrative expenses were higher due to commitments for charitable contributions to the Freescale Foundation, a nonprofit, 501(c)(3) organization we established to support science, technology, engineering and math (STEM) education initiatives. Partially offsetting these increases was lower marketing spending for both comparable periods. As a percentage of net sales, our selling, general and administrative expenses were 11.1% in both the third quarter and first nine months of 2013, reflecting increases of 0.2 percentage points compared to the third quarter of 2012 and 0.1 percentage points compared to the first nine months of 2012.
Research and Development
Our research and development expenses increased by $4 million, or 2%, in the third quarter of 2013 compared to the prior year quarter and increased by $4 million, or 1%, in the first nine months of 2013 compared to the prior year period. The cost savings as a result of the employee transitions related to the strategic transformation program implemented in the fourth quarter of 2012 were offset by additional investment in our strategic areas and higher incentive compensation. As a percentage of net sales, our research and development expenses were 17.6% and 18.0% in the third quarter and first nine months of 2013, respectively, reflecting decreases of 0.9 and 0.6 percentage points compared to the third quarter and first nine months of 2012, respectively.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks remained flat in the third quarter and first nine months of 2013 compared to the prior year periods as these intangible assets have reached a normalized amortization run rate.

Reorganization of Business and Other
In the third quarter of 2013, we recorded $1 million in charges related to continued implementation of the 2012 Strategic Realignment plan, comprised of costs associated with consolidating workspace in Austin, Texas. We also recorded a $1 million charge related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility.
Additionally, during the first nine months of 2013, we recorded a net benefit of $8 million related to our Toulouse, France manufacturing facility, which included a benefit for proceeds received for the sale of certain of our equipment and machinery and a partially offsetting charge related to on-going closure and decommissioning costs for this site. We also recorded $18 million of charges related to (i) continued implementation of the restructuring plan initiated in the fourth quarter of 2012, (ii) exit costs for underutilized office space and (iii) charges related to indemnification provisions included in our current CEO's employment agreement.
In the third quarter of 2012, we recorded benefits of $22 million in connection with the expiration of contractual obligations during the third quarter of 2012 associated with the wind down of our cellular handset business and adjustments related to prior charges taken for the indemnification agreements associated with the change in the executive leadership of the Company . These benefits were partially offset by charges of $19 million related to on-going closure and decommissioning costs associated with the closure of our Toulouse, France manufacturing facility and the termination of our corporate jet lease agreement.
Additionally, during the first nine months of 2012, we recorded a net benefit of $51 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake, partially offset by on-going closure costs related to this site. We also recorded a benefit of $4 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. Offsetting these benefits recorded during the first nine months of 2012, were charges of $2 million for exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility and $21 million in connection with the change in the executive leadership of the Company.
Loss on Extinguishment or Modification of Long-Term Debt
During the third quarter of 2013, Freescale Inc. redeemed the remaining $98 million of 8.875% Unsecured Notes and recorded a $1 million charge for the write-off of unamortized debt issuance costs. During the first nine months of 2013, we recorded a charge of $82 million in the accompanying Condensed Consolidated Statement of Operations associated with multiple debt refinancing and redemption transactions. This charge includes the aforementioned redemption along with charges associated with refinancing transactions in the first half of 2013 which included the extinguishment and modification of existing debt and the issuance of the 2016 and 2020 Term Loans and the 5.00% Secured Notes. These charges included $52 million of the total make-whole premiums on the redeemed notes, the write-off of unamortized debt issuance costs of $21 million, the write-off of original issue discount (OID) of $2 million and $7 million of other expenses not eligible for capitalization.
During the third quarter of 2012, we recorded a charge of $3 million in the accompanying Condensed Consolidated Statement of Operations associated with the redemption of $100 million of our 8.875% Unsecured Notes. Additionally, during the first nine months of 2012, we recorded a charge of $31 million in the accompanying Condensed Consolidated Statement of Operations associated with the aforementioned redemption and the refinancing of $500 million of our senior subordinated notes due 2016, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan. (Capitalized terms referenced in this section are defined and discussed in “Liquidity and Capital Resources – Financing Activities.”)
Other Expense, Net
Net interest expense in the third quarter of 2013 and 2012 included interest expense of $120 million and $127 million, respectively, partially offset by interest income of $2 million in both periods. The decrease in interest expense is due to the multiple refinancing and redemption transactions over the fourth quarter of 2012 and first nine months of 2013.
Net interest expense in the first nine months of 2013 and 2012 included interest expense of $368 million and $390 million, respectively, partially offset by interest income of $4 million and $7 million, respectively. The decrease in interest expense is due to the aforementioned transactions.
As a result of the refinancing and redemption transactions completed over the course of 2012 and 2013, we have reduced our outstanding indebtedness by $145 million, inclusive of the redemption of $717 million of notes in the fourth quarter of 2013, and lowered our weighted average interest rate from 7.8% to 6.5%. Additionally, we have reduced our annualized cash interest expense by approximately $85 million as compared to 2011, which we will fully realize beginning in the first quarter of 2014.

Income Tax Expense
For the third quarter of 2013, we recorded an income tax provision of $15 million, predominately related to our foreign operations, which included a $5 million tax expense associated with discrete events related primarily to withholding tax on intellectual property royalties. For the third quarter of 2012, we recorded an income tax provision of $14 million, which included a $5 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties and the impact of enacted foreign tax legislation.
For the first nine months of 2013, we recorded an income tax provision of $31 million, which included a net income tax expense of $4 million primarily attributable to discrete events related primarily to withholding tax on intellectual property royalties. For the first nine months of 2012, we recorded an income tax provision of $39 million, which also included an $11 million tax expense associated with discrete events primarily related to withholding tax on intellectual property royalties. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company's subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company's U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by foreign taxing jurisdictions.
Reorganization of Business and Other
Nine Months Ended September 27, 2013
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
The following table displays a roll-forward from January 1, 2013 to September 27, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Usage	Accruals at September 27, 2013
Employee Separation Costs
Supply chain	$6	$—	$—	$(3)	$3
Selling, general and administrative	11	—	—	(7)	4
Research and development	13	—	—	(10)	3
Total	$30	$—	$—	$(20)	$10
Related headcount	270	—	—	(170)	100
Exit and Other Costs	$2	$19	$(2)	$(17)	$2
The $20 million used reflects cash payments made to employees separated as part of the 2012 Strategic Realignment during the first nine months of 2013. The accrual of $10 million at September 27, 2013 reflects the estimated liability to be paid to the remaining 100 employees to be separated through the end of 2013 based on current exchange rates.
Additionally, we recorded $19 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas on which we recorded a $2 million adjustment during the first nine months of 2013. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.

Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets ("Reorganization of Business Plan"). The only remaining actions relating to this reorganization program are demolishing the buildings and selling the land located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2013 to September 27, 2013 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at September 27, 2013
Employee Separation Costs
Supply chain	$77	$—	$(1)	$(52)	$24
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(1)	$(52)	$28
Related headcount	520	—	—	(440)	80
The $52 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first nine months of 2013. We adjusted our anticipated future severance payments by $1 million to incorporate currency impact in the above presentation, which reflects the strengthening of the U.S. dollar against the Euro during the first nine months of 2013. The accrual of $28 million at September 27, 2013 reflects the estimated liability to be paid through 2014 (i) to the remaining 80 employees to be separated, along with previously separated employees still receiving severance benefits and (ii) for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During the first nine months of 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $5 million charge related to on-going closure and decommissioning costs.
Nine Months Ended September 28, 2012
Chief Executive Leadership Transition
During the first nine months of 2012, a charge of $13 million was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was related to indemnification and other provisions included in our current CEO's employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board and CEO.
Sendai, Japan Fabrication Facility and Design Center
On March 11, 2011, an earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During the first nine months of 2012, we recorded a $55 million benefit for business interruption insurance recoveries, which was partially offset by $4 million of expenses primarily related to on-going closure costs. Additionally, in the first nine months of 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.

Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to September 28, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Usage	Accruals at September 28, 2012
Employee Separation Costs
Supply chain	$106	$—	$3	$(21)	$88
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2
Total	$128	$—	$(15)	$(21)	$92
Related headcount	720	—	—	(170)	550
Exit and Other Costs	$6	$2	$—	$(2)	$6
The $21 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in the first nine months of 2012. We have adjusted our anticipated future severance payments by $15 million to incorporate currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, during the first nine months of 2012 we recorded $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility. During this period, we also paid $2 million of exit costs related primarily to underutilized office space which was previously vacated in connection with our Reorganization of Business Program.
Other Contingencies
During the first nine months of 2012, we recorded a benefit of $18 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $13 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $6 million contract termination charge related to our corporate jet lease agreement.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $700 million of cash and cash equivalents at September 27, 2013, $180 million is attributable to our U.S. subsidiaries and $520 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $203 million and $268 million in the first nine months of 2013 and 2012, respectively. The decrease in cash generated from operations is primarily attributable to proceeds from the Sendai, Japan earthquake-related insurance recoveries received during 2012 and higher intellectual property transaction proceeds in the first nine months of 2012. Partially offsetting these declines were (i) higher revenues, (ii) the planned reduction of days of inventory on hand and (iii) lower cash paid for interest as a result of the various debt redemption and refinancing transactions that occurred during the fourth quarter of 2012 through the third quarter of 2013. Our days purchases outstanding increased to 57 days at September 27, 2013 from 50 days at December 31, 2012 and remained flat from 57 days at September 28, 2012, reflecting the timing of payments on our payables. Our days sales outstanding decreased to 35 days at September 27, 2013 from 36 days at December 31, 2012 and 39 days at September 28, 2012. Our days of inventory on hand decreased to 107 days at September 27, 2013 from 123 days at December 31, 2012 and 125 days at September 28, 2012. The decrease in days of inventory on hand from the prior year periods is due to lower factory utilization in the second half of 2012, consumption of inventory related to prior period builds that supported the end-of-life products fabricated in our Toulouse, France facility along with an overall focus on reducing days of inventory on hand to what we believe is more ideal for our business operating conditions.

Investing Activities
Our net cash utilized for investing activities was $152 million and $143 million in the first nine months of 2013 and 2012, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities increased from the first nine months of 2012 and was predominately the result of (i) capital expenditures, which were $107 million and $85 million for the first nine months of 2013 and 2012, respectively, and represented 3% of net sales for both periods, (ii) cash paid for purchased licenses and other assets of $50 million and $60 million for the first nine months of 2013 and 2012, respectively, and (iii) the receipt of $5 million of proceeds related to the sale of certain tools and equipment at our Toulouse, France manufacturing facility in the first nine months of 2013.
Financing Activities
Our net cash utilized for financing activities was $57 million and $132 million in the first nine months of 2013 and 2012, respectively. Cash flows related to financing activities in the first nine months of 2013 included (i) the prepayment of the 2012 Term Loan and Extended Term Loan totaling $2,711 million in connection with the refinancing transaction in the first quarter of 2013, (ii) the redemption of a portion of the 10.125% Secured Notes, including payment of the related make-whole premiums, totaling $495 million in connection with the second quarter of 2013 refinancing transaction, (iii) the redemption of the remaining $98 million principal amount of 8.875% Unsecured Notes during the third quarter of 2013, (iv) the classification of $782 million of our cash balance as restricted cash set aside for the redemption of indebtedness that was completed in the fourth quarter of 2013 as part of the refinancing transaction initiated during the third quarter along with (v) $15 million of capital lease and quarterly principal payments on the term loans. These outflows were partially offset by the receipt of (i) $2,707 million in net proceeds from the issuance of the 2016 and 2020 Term Loans during the first quarter of 2013, (ii) $493 million in net proceeds from the issuance of the 5.00% Secured Notes during the second quarter of 2013 and (iii) $782 million in net proceeds from the issuance of the 2021 Term Loan during the third quarter of 2013. Additionally, cash provided by financing activities in the first nine months of 2013 included $62 million of proceeds from the exercise of stock options and ESPP share purchases. (Refer to Note 6 "Share and Equity-Based Compensation", for further information on ESPP.)
Cash flows related to financing activities in the first nine months of 2012 included (i) the repayment of $500 million of the senior subordinated 10.125% notes due 2016 in connection with the refinancing transaction in the first quarter of 2012, along with call premiums of $25 million, (ii) the repayment of $100 million of 8.875% Unsecured Notes during the third quarter of 2012, along with call premiums of $2 million and (iii) $5 million in capital lease and quarterly principal payments on the 2012 Term Loan. These payments were partially offset by the receipt of $481 million of net proceeds from the issuance of the 2012 Term Loan. Additionally, cash provided by financing activities during the first nine months of 2012 included $19 million of proceeds from the exercise of stock options and ESPP share purchases.
Third Quarter 2013 Debt Redemption and Refinancing Transactions
On August 7, 2013, after the requisite notice period, Freescale, Inc. redeemed the remaining $98 million principal amount of senior unsecured 8.875% notes due 2014 ("8.875% Unsecured Notes") at par, and paid related accrued interest of $1 million. In connection with the redemption, we recorded a charge of $1 million in the Condensed Consolidated Statement of Operations associated with the write-off of unamortized debt issuance costs. (Refer to Note 2 “Loss on Extinguishment or Modification of Long-Term Debt”, for further information on the charges associated with the debt transactions discussed in this section.)
On September 11, 2013, Freescale Inc. entered into a new $800 million senior secured term loan facility (the “2021 Term Loan”) pursuant to an amendment to its existing senior secured credit facilities (as so amended and restated, the “Credit Facility” or "Credit Facilities"). The loan will mature on January 15, 2021, subject to acceleration under certain circumstances as described below. The 2021 Term Loan was issued at 99% of par and was recorded at fair value, which was equal to $792 million, reflective of the 1% discount. In connection with the issuance of the 2021 Term Loan, Freescale, Inc. delivered to the holders of the above notes notice that it would redeem such notes on October 11, 2013. The proceeds from the issuance of the new term loan, along with cash on hand, were used in the fourth quarter of 2013 to redeem the remaining $221 million of the 10.125% senior secured notes due 2018 ("10.125% Secured Notes") and $496 million of the 9.25% senior secured notes due 2018 ("9.25% Secured Notes"), and to pay related accrued interest, fees and expenses associated with this transaction referred to as the “Q3 2013 Debt Refinancing Transaction.” As of September 27, 2013, $782 million was classified as restricted cash on the accompanying Condensed Consolidated Balance Sheet, which represented the proceeds from the issuance used to redeem the notes and pay the related make-whole premiums. (Refer to "Credit Facility" later in this section for additional details of the terms of the 2021 Term Loan.)
In connection with this transaction and upon the redemption of the 10.125% Secured Notes and a portion of the 9.25% Secured Notes, which occurred during the fourth quarter of 2013, we incurred approximately $10 million of fees and expenses and $65 million of make-whole premiums, of which a total of $23 million was capitalized and will be amortized over the term of the underlying loan. Additionally, we recorded a charge of $60 million during the fourth quarter of 2013 in the Condensed Consolidated Statement of Operations associated with the redemption of these notes.
The Credit Facilities contain a provision that requires the weighted average yield of existing term loans under the Credit Facilities to be no less than 0.50% below the weighted average yield of certain new term loans issued under the Credit Facilities. As a result of the issuance of the 2021 Term Loan, the interest rate on the existing 2016 Term Loan increased by 0.50% to LIBOR plus 3.75% (with a LIBOR floor of 1.00%), resulting in an increase in the weighted average yield of the 2016 Term Loan to 4.75%.
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the 10.125% Secured Notes on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses in a transaction referred to as the “Q2 2013 Debt Refinancing Transaction.” The Q2 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. In connection with this transaction, we incurred approximately $7 million of fees and expenses which were capitalized and will be amortized over the term of the notes. We recorded a charge of $59 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction.
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
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of the Credit Facility. The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount in the case of the 2016 Term Loan and $2.36 billion in the case of the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of OID previously attributable to the senior secured term loan facility due February 28, 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (the “Extended Term Loan”) and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” Freescale, Inc. used cash on hand to pay $10 million of accrued interest, along with $10 million of fees and expenses, of which $3 million were capitalized and will be amortized over the terms of the underlying loans. Additionally, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with this transaction.
Credit Facility
At September 27, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan, (iii) the 2021 Term Loan and (iv) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan was 4.75% and the the interest rate on both the 2020 Term Loan and 2021 Term Loan was 5.00% at September 27, 2013. At the end of the third quarter of 2013, the Replacement Revolver’s available capacity was $400 million, as reduced by $25 million of outstanding letters of credit.
2016 Term Loan
At September 27, 2013, $348 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013, as further amended in connection with the Q3 2013 Debt Refinancing Transaction (the “Credit Agreement”), provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.75%, with a LIBOR floor of 1.00%. As indicated above, the spread was increased in connection with the issuance of the 2021 Term Loan resulting in a weighted average yield of 4.75%, an increase of 0.50%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance.
2020 Term Loan
At September 27, 2013, $2,379 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020 subject to acceleration under certain circumstances as described below. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2020 Term Loan such that principal amounts under the loan will become due and payable on December 15, 2017, if, at December 1, 2017, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 9.25% Secured Notes exceeds $500 million. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 27, 2013, the 2020 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at a $25 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At September 27, 2013, $800 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021 subject to acceleration under certain circumstances as described below. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. There is an early maturity acceleration clause associated with the 2021 Term Loan such that principal amounts under the loan will become due and payable on March 15, 2018, if, at March 1, 2018, (i) Freescale, Inc.'s total leverage ratio is greater than 4:1 at the September 30, 2017 test period and (ii) the aggregate principal amount of the 9.25% Secured Notes exceeds $500 million. Additionally, the 2021 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At September 27, 2013, the 2021 Term Loan was recorded on the accompanying Condensed Consolidated Balance Sheet at an $8 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the amendments made in 2013. In addition, the Credit Agreement contains the same prepayment provisions as the previous credit agreement except as indicated above. (Refer to the guarantees and right of payment discussion in Note 4, "Debt," to our consolidated financial statements in our Annual Report for further information.)

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
As of September 27, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures, but did not meet the ratios thereunder: the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower, the fixed charge coverage ratio of 2.00:1 or greater or the consolidated secured debt ratio of 3.25:1 or lower. As of September 27, 2013, Freescale Inc.’s total leverage ratio was 6.90:1, senior secured first lien leverage ratio was 5.01:1, the fixed charge coverage ratio was 1.97:1 and the consolidated secured debt ratio was 6.80:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. In connection with the Q1 2013 Debt Refinancing Transaction, under which the majority of our debt essentially became fixed rate debt for the near term, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of September 27, 2013, the remaining obligated debt payments for 2013 are $726 million, inclusive of $717 million of principal that was redeemed on October 11, 2013 in connection with the Q3 2013 Debt Refinancing Transaction. Future obligated debt payments are $93 million in 2014, $35 million in 2015, $637 million in 2016, $32 million in 2017, $916 million in 2018 and $4,722 million thereafter.
Fair Value
At September 27, 2013 and December 31, 2012, the fair value of the aggregate principal amount of our long-term debt was approximately $6,580 million. exclusive of $753 million of current maturities, and $6,562 million, exclusive of $5 million of current maturities, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Facility and the Indentures governing Freescale Inc.'s senior notes. Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of

Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures but did not meet the ratios thereunder. As of September 27, 2013, Freescale Inc.'s total leverage ratio was 6.90:1, senior secured first lien leverage ratio was 5.01:1, the fixed charge coverage ratio was 1.97:1 and the consolidated secured debt ratio was 6.80:1. Accordingly, we are currently restricted from making restricted payments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the Indentures.
Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by accounting principles generally accepted in the United States of America (U.S. GAAP), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the Indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net earnings (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.'s debt agreements for the most recent four fiscal quarter period as required by such agreements.

(in millions)	Twelve Months Ended September 27, 2013
Net loss	$(125)
Interest expense, net	491
Income tax benefit	(7)
Depreciation and amortization expense	258
Non-cash share-based compensation expense (1)	48
Fair value adjustment on interest rate and commodity derivatives (2)	(1)
Loss on extinguishment or modification of long-term debt (3)	83
Reorganization of business and other (4)	30
Cost savings (5)	41
Other terms (6)	10
Adjusted EBITDA	$828

(1)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(2)	Reflects the change in fair value of our interest rate derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt.

(4)	Reflects items related to our reorganization of business programs and other charges.

(5)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 31, 2009 under our reorganization of business programs that are in process or have already been completed.

(6)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend approximately $20 million over the remainder of 2013 and approximately $20 million thereafter in connection with the 2012 Strategic Realignment and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. Subsequent to the end of the third quarter on October 11, 2013, Freescale Inc. redeemed $717 million of outstanding indebtedness previously due in 2018 and paid $65 million of make-whole premiums on the transaction along with accrued and unpaid interest up to the redemption date. We believe that our cash and cash equivalents balance as of September 27, 2013 of

$700 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $400 million as of September 27, 2013, as reduced by $25 million of outstanding letters of credit.
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
At September 27, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $129 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at September 27, 2013. Forward contract gains (losses) of $1 million and $(3) million for the third quarter and first nine months of 2013, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 27, 2013
Euro	$36
Japanese Yen	$34
Chinese Renminbi	$20
Malaysian Ringgit	$16
Indian Rupee	$(6)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of these foreign exchange financial instruments would hypothetically decrease by $44 million as of September 27, 2013, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
At September 27, 2013, we had forward contracts designated as cash flow hedges with a total fair value of a net unrealized gain of less than $1 million. These contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of September 27, 2013:

Buy (Sell)	September 27, 2013	Hedged Exposure
Malaysian Ringgit	$107	Cost of sales
Chinese Renminbi	$98	Cost of sales
	$24	Selling, general and administrative
	$24	Research and development
Japanese Yen	$34	Cost of sales
Euro	$(42)	Net sales
Gains of less than $1 million and $2 million for the third quarter and first nine months of 2013, respectively, were recorded in the accompanying Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges.
Commodity Price Risk
We use gold swap contracts to hedge our exposure to increases in the price of gold wire used in our manufacturing processes. At September 27, 2013 we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 30,000 ounces. All of these outstanding contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $1 million at September 27, 2013. During both the third quarter and first nine months of 2013, losses of $2 million were recorded in cost of sales related to the realized results attributable to these contracts. A 10% increase in the price of gold would increase our cost of sales by $9 million annually, absent our outstanding gold swap contracts, and would increase the fair value of our gold swap contracts by $4 million.

Interest Rate Risk
At September 27, 2013, we had total indebtedness with an outstanding principal amount of $7,161 million, including $3,584 million of variable interest rate debt based on LIBOR. As of September 27, 2013, the majority of our variable rate debt has LIBOR floors that are above the current LIBOR rates, and therefore, is effectively fixed rate debt. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate as the underlying interest rates change. A 100 basis point change in LIBOR rates from their current levels would result in an increase in our interest expense of $1 million per year, given the rates would remain below the aforementioned 1.25% LIBOR floor on the 2020 and 2021 Term Loans. A change in LIBOR rates would not effect the cash flows under our interest rate swap arrangements as we have effectively fixed the remaining payment stream. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $5 million, which was estimated based on the yield curve at September 27, 2013.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $753 million of current maturities, approximates $6,580 million at September 27, 2013, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in LIBOR rates would impact the fair value of our long-term debt by $78 million.
Reference is made to Note 2, “Other Financial Data”, Note 3, “Fair Value Measurement” and Note 5, “Risk Management” elsewhere in this report as well as the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the three months ended September 27, 2013. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
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
(b) Changes in internal control over financial reporting. We constantly review and update our internal control over financial reporting, none of which were materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.
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
(a) Not applicable.
(b) Not applicable.
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
Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which beneficially owns approximately 77% of the Company's shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. We note that Blackstone's most recent Quarterly Report on Form 10-Q reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company, in connection with Travelport's activities during the second fiscal quarter of 2013.
“As part of our global business in the travel industry, we provide certain passenger travel related GDS and airline IT Solutions services to Iran Air. We also provide certain airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
Prior to and during the reporting period, we also provided airline IT Solutions services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2013 were approximately $248,000 and $176,000, respectively.”
No information was provided with respect to the gross revenues and net profits attributable to Blackstone regarding Travelport's activities.
In its 10-Q, Blackstone also reproduced the following disclosure provided by Hilton Worldwide, Inc. (“Hilton”), another portfolio company of Blackstone, in connection with Hilton's activities during the second fiscal quarter of 2013. We have no information to what extent, if any, these amounts are attributable to Blackstone.
“As previously disclosed, during the reporting period, certain individual employees at two Hilton-branded hotels in the United Arab Emirates received routine wage payments as direct deposits to their personal accounts at Bank Melli, an entity identified on the Specially Designated Nationals and Blocked Persons List (“SDN List”) maintained by the Office of Foreign Assets Control in the U.S. Department of the Treasury. Both of these hotels are owned by a third party, staffed by employees of the third-party owner and operated pursuant to a management agreement between the owner and a Hilton affiliate. In each case, these payments originated from the third-party owner’s account to the personal accounts of the employees at their chosen bank. During the reporting period, both hotels discontinued making direct deposits to accounts at Bank Melli. No revenues or net profits are associated with these transactions.
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
Travelport and Hilton are portfolio companies of Blackstone and may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Freescale GP and Freescale LP, could potentially be deemed to be affiliates of ours. Other than as described above, we have no knowledge of the activities of Travelport and Hilton with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosures described above.

Item 6: Exhibits.

Exhibit No.		Exhibit Title
10.1+
Freescale Semiconductor, Inc. Executive Severance Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on August 5, 2013).

10.2
Amendment Agreement dated as of September 11, 2013, to the Third Amended and Restated Credit Agreement dated as of March 1, 2013, among Freescale, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on September 13, 2013).

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

FREESCALE SEMICONDUCTOR, LTD.

Dated:	October 25, 2013	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer