Form 10-K
period 2013-12-31
Freescale Semiconductor, Ltd.
filed 2014-02-10
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant was approximately $810 million as of June 28, 2013 (based on the closing price as quoted on the New York Stock Exchange on that date). As of February 3, 2014 there were 259,739,795 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1: Business
Overview
We are a global leader in microcontrollers and digital networking processors, commonly referred to as embedded processors. Embedded processors are the backbone of electronic systems, providing essential control and intelligence, while enhancing performance and power efficiency. We combine our embedded processors with our complementary analog, sensor and radio frequency (RF) devices, as well as a full suite of software and design tools, to provide highly integrated embedded processing solutions that streamline customer development efforts, lower their costs and shorten their time to market. For the year ended December 31, 2013, our revenues were $4.2 billion, compared to $3.9 billion for the year ended December 31, 2012.
Our business is organized around five principal product groups: Microcontrollers, Digital Networking, Automotive MCUs, Analog and Sensors, and RF. We provide our customers embedded processing solutions for the automotive, networking, industrial and consumer markets. A number of trends are driving growth in our end markets, including advances in automotive safety and electronics, the expansion of cloud computing, the build out of next generation communications infrastructure, and the Internet of Things, an emerging network of smart devices designed to help make our lives safer and more productive. Our product and strategic focus is on serving the need for increased connectivity and enhanced intelligence critical to these fast growing semiconductor applications.
We have a heritage of innovation and product leadership spanning over 50 years that has resulted in an extensive intellectual property portfolio. We leverage our intellectual property portfolio, deep customer relationships built over many years of close collaboration, extensive suite of software and design tools and technical expertise to introduce innovative new products and platform-level solutions for our target markets. We believe our ability to leverage our intellectual property across product lines and target markets enables us to be early to market with our products. As a result, we have established leadership positions in many of our core markets. In 2013, we derived approximately 80% of our net sales from products where we held the #1 or #2 market positions.
Our Industry
Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in the proliferation of semiconductors and electronic content across a diverse array of products.
Increasing Proliferation of Embedded Processing Solutions
Embedded processors are stand-alone semiconductors that perform dedicated computing functions in electronic systems. They provide the core functionality within electronic systems adding essential control and intelligence, optimizing power usage while lowering system costs and enhancing performance. These products can be programmed to address specific requirements of electronic systems in a wide variety of applications and products. Embedded processing solutions combine an embedded processor, most commonly a microcontroller (MCU), a single or multicore processor (MPU), a digital signal controller (DSC) or a digital signal processor (DSP), with software and various sensors, interfaces, analog, power management, RF and networking capabilities.
The proliferation of embedded processing solutions is being driven by the need for increased connectivity, content and capabilities along with higher performance, power efficiency and lower cost. Advances in semiconductor design have resulted in smaller and more energy efficient embedded processors and solutions that enable design engineers to increase system intelligence across a broad and continually increasing variety of products. Embedded processors are well-suited to meet the demands of these products as they provide an efficient combination of processing capabilities per unit of energy consumed. Embedded processing solutions enable OEMs to offer products with higher performance at a lower cost.
Our Target Markets
Our product groups are focused on four primary markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership.

	Automotive	Networking	Industrial	Consumer
Key Applications	Driver information systems Safety & chassis Vehicle automation Powertrain & engine management Body & security Radar & vision systems Vehicle networking	Cloud computing & data centers Wired & wireless infrastructure (base stations) Wireless small cell base stations Enterprise network & security	Building & factory automation Motor control robotics Portable medical devices Consumer appliances & home energy control Smart grid & smart energy meters	Smart mobile devices Electronic gaming Phone & game sensors Consumer wearables Human to machine interface

Growth Drivers	Increasing unit sales of automobiles worldwide Vehicle electrification and automation Government requirements & consumer demands for increased safety, comfort and efficiency	Proliferation of smart mobile devices, mobile data Increasing demand for bandwidth, cloud computing Digital content creation, distribution and consumption	Increasing connectivity Energy efficiency Increasing robustness Predictive maintenance automation Machine to machine (M2M) communications	Digital content creation, distribution & consumption Proliferation of smart mobile devices Gaming Sensor integration and intuition
Automotive Market
Growth in semiconductor sales to the global automotive market relies on global economic trends and growth in semiconductor content per vehicle which is being driven by applications for electrification, automation, powertrain, driver safety, engine management and driver information and convenience systems. Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, functionally safe design architecture, extensive design-in timeframes and long product life cycles resulting in significant barriers to entry and better sales forecasts.
Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes, consumer demand for greater fuel efficiency and new comfort and multimedia applications. Automotive safety features are evolving from passive safety systems to active safety systems with advanced driver assistance systems such as radar and vision systems. Regulatory actions in North America, Europe, China and Korea drive the increase in applications such as tire pressure monitoring, electronic stability control, occupant detection and advanced driver assistance systems. We expect this evolution to continue. Semiconductor content is also increasing in engine management and fuel economy applications, stability control, occupant comfort and convenience systems and user interface applications. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks.
Networking Market
Growth in the networking market is driven by strong consumer demand for digital content, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce. These factors have driven greater adoption of mobile Internet services and smart devices, cloud computing environments, Internet Protocol television and online gaming. When combined with the trend toward increasingly media-rich applications such as video sharing sites, social networks, high definition (HD) movie downloads and video conferencing, wireless, enterprise and Internet traffic has been increasing at a significant rate. We expect this growth in network traffic to continue, particularly as Internet delivery of video to TVs and mobile devices followed by cost-effective, HD interactive video communications proliferates.
The growth in data traffic is causing service providers, enterprises and consumers to demand an increase in the amount of wireless infrastructure, networking and electronic equipment to address the significant market opportunities created by these applications. As a result, providers of wireless infrastructure, networking and storage equipment are increasingly required to introduce new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. For example, in the wireless infrastructure market, equipment manufacturers are currently supplying carriers with wireless infrastructure equipment based on long term evolution, or LTE, a specification being marketed as “4G” that provides downlink peak rates of at least 100 Mbps and uplink peak rates of at least 50 Mbps. This compares to existing 3G networks which have typical downlink peak rates of 2 Mbps and uplink peak rates of approximately 200 kbps. These transitions highlight the need for networking semiconductor providers to deliver higher performance, high signal bandwidth, low-power multicore solutions along with enabling software, tools and reference designs to accommodate the increase in data traffic over networks.
Industrial Market
The industrial market is comprised of a wide variety of diverse submarkets such as M2M connectivity, portable medical devices, home and building automation, smart energy, smart meters, robotics and white goods. M2M connectivity allows a device, such as a sensor or a meter, to capture an event and turn it into meaningful information or action. Across multiple use cases, M2M technology is becoming more and more prevalent. For example, in a commercial environment a wirelessly connected device can read a low inventory level and communicate that an item needs restocking or it can sense motor vibration that automatically sends a message that a container needs maintenance. The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies and the need for portability in emerging markets, which creates demand for precision analog, connectivity and ultra low-power components. In the white goods market, consumer appliances require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through connectivity to other devices and touch or motion controls. The demand for energy efficiency, including the increased adoption of electronic utility metering, also commonly known as smart meters, also will drive increased semiconductor demand. These smart meters incorporate semiconductors to enable precision measurement and connectivity with the power grid and home networks.
Consumer Market
Growth in the consumer market is driven by the demand for an assortment of rich media content that is consumed on a variety of mobile devices, gaming equipment and consumer wearables, such as cameras and fitness devices. Microcontrollers can address the needs of these consumer devices as they continue to get smaller, more networked and more power efficient. In addition, the application of sensors in consumer devices such as smart phones and other devices has expanded due to the demand for display rotation, motion user interface and touch screen interfaces. In the gaming market, sensors, microcontrollers and analog devices are enabling new and innovative experiences through controllers that sense and communicate the player's movements and commands at low energy consumption while increasing accuracy. To address and further stimulate consumer demand, electronics manufacturers have continued to drive advances in the performance, cost, quality, and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors, power management and sensors.
Our Evolution
Following the appointment of Gregg Lowe as president and Chief Executive Officer (CEO) of Freescale in June 2012, we initiated a change to our strategic direction to identify opportunities to accelerate revenue growth in our target markets and improve profitability. As a result of this strategic realignment, we launched the following initiatives:
Reallocation of research and development investment. We have focused our research and development efforts on five strategic product groups: Microcontrollers, Digital Networking, Automotive Microcontrollers, Analog and Sensors and Radio Frequency. Over the last 15 months we have adjusted our investment and targeted approximately 90% of our total research and development investment on the high growth markets served by these product groups.
Alignment of our sales and marketing resources to high growth areas. We have shifted our sales resources to align with industry growth in China and select opportunities in Korea, Taiwan and Japan. As a result, we are increasing the number of accounts covered and expanding our regional distribution presence in those markets. In addition, to better streamline and incentivize our distribution channel, we have consolidated our focus on two global distribution partners.
Improved capital structure. Over the last 15 months we have extended our debt maturity profile resulting in approximately 90% of our outstanding debt maturing in 2020 and beyond. Moreover, we have reduced our annual cash interest expense by approximately $75 million on an annual basis beginning in the first quarter of 2014 based on current interest rates.
Positioned for growth in net sales and gross margin. The strategic initiatives put in motion supported improving net sales, as evidenced by a 6% increase in annual net sales and improved gross margin of 110 basis points in 2013 compared to 2012. We have combined all of our manufacturing operations under a single leader to coordinate with each of the five product groups and drive a relentless focus on execution, efficiency and lower manufacturing costs. We believe we are well positioned to continue growing revenue to gain market share and increase gross margin to improve profitability.
Our Competitive Strengths
We possess a number of competitive strengths that we believe allow us to capitalize on growth opportunities in the semiconductor industry including the following:
Global leadership in embedded processing. We have one of the most comprehensive embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors and certain complementary devices, including specifically within communications processors, automotive MCUs and RF power devices for mobile wireless infrastructure. We have the ability to offer a full suite of embedded processors that range from 8-bit to 64-bit and leverage a mixture of proprietary and open processor architectures including ARM and Power Architecture® technology, with a variety of integrated features. We believe that our scale and breadth of products allow us to better serve our customers and maintain the appropriate investment level to continue introducing new products.

Strong system-level technology and applications expertise. We have deep system-level applications expertise as a result of our long standing customer relationships. Our design tools, reference designs and software and platform solutions allow our customers to efficiently adopt and integrate our products. We believe our unique system-level technology and applications expertise enhance our ability to anticipate industry trends and customer needs. This knowledge enables us to collaborate with our customers during every phase of their product development process, allowing us to be early to market with new, innovative products.
Extensive intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. We believe that our $755 million investment in research and development in 2013, which represented 18% of our net sales for the year, positions us to continue to grow our business over the long-term. We have a research and development staff of approximately 5,700 employees focusing on embedded processing, system-level solutions engineering and software solutions. We have an extensive intellectual property portfolio that includes over 6,000 patent families covering key technologies used in products within our target markets. Our patent family includes all of the equivalent patents and patent applications that protect the same invention across different geographical regions. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.
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
Experienced and focused senior leadership team. Our president and CEO, Gregg Lowe, has 29 years of experience in the semiconductor industry and has assembled a highly experienced executive management team. He has focused the Company on growing revenue to gain market share and increasing our gross margins to improve profitability. This strategy includes increasing research and development investment on our core product groups and expanding our sales coverage in emerging markets, particularly in China.
Our Strategy
Our strategy is to capitalize on the proliferation of embedded processing demand in each of our target markets by leveraging our leading embedded processor technology and complementary analog, sensor and RF devices. We believe our scale, broad technology portfolio, focused research and development investment, differentiated products and close customer relationships position us to grow at rates in excess of those of our target markets. The key elements of this strategy are to:
Focus research and development on solutions that align with the macro trends driving growth in our target markets. We focus our research and development activities on some of the fastest growing applications in our target markets such as driver information systems, automotive automation and safety, vehicle efficiency, next generation wireless infrastructure, cloud computing and data centers, consumer wearables, portable medical devices, consumer appliances and smart devices. We intend to continue to invest in developing innovative embedded processing products and solutions to pursue attractive opportunities in our current markets and in new markets where our solutions improve time to market and reduce development costs for our customers.
Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in emerging markets. Our distribution partners give us access to a significant number of potential customers. We provide training to our distribution partners’ field application and sales engineers to provide coverage and support for our products to those distribution partners. We are making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis line of MCUs, which incorporate the ARM Cortex®-M0+ and M4 architectures. Distribution sales were approximately 25%, 23% and 23% of our total net sales for the three years ended December 31, 2013, 2012 and 2011, respectively.
Leverage our presence in Asia to drive growth. We believe that we are well positioned to significantly grow in Asian markets given our history in China (over 35 years) and India (over 15 years). Through our history, we have established experienced, significant design resources and infrastructure within these markets. Additionally, we are continuing to shift sales resources to align with industry growth in select Asian markets and have opened ten new sales offices in China in connection with the change in our strategic direction initiated in the fourth quarter of 2012. We will continue to increase resources in multiple markets, including China, Taiwan, Korea and Japan, to drive growth in our business. We believe this focus will increase the number of accounts covered in these regions.
Drive market share growth through early-to-market and highly differentiated solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of products and solutions in these markets. For example, we were early to market with the following products: our 32-bit Kinetis MCU products that offer exceptional low-power performance and mixed signal and memory scalability; our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, which offer advantages in processing speed and power consumption in the networking market; and our Layerscape architecture, the industry’s first software-aware, core-agnostic networking multicore architecture, which delivers greater efficiency and scale, and leverages our communications processors based on Power Architecture and ARM Instruction Set Architectures (ISA); our Power SBC products that provide unique functional safety capability to enable safe systems for automotive and industrial applications; and our sensor fusion portfolio that includes accelerometers, gyros and pressure sensors programmed with software that helps to track motions and enhance human to machine interaction. We intend to continue to leverage our research and development, including our software capabilities, to deliver early-to-market products and solutions.
Expand gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yields, test time reductions, greater pricing efficiency, conversion from gold to copper in certain of our manufacturing processes and enhancements to our mix of products. We have combined all of our manufacturing operations under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue efficiently managing our capital expenditures. We believe we are well positioned to achieve improvements in margins and cash flow as we execute on our other margin initiatives.
Products and Applications
Our key products are embedded processors, which include MCUs, single and multicore MPUs, DSCs, applications processors and DSPs. We also offer customers a broad portfolio of differentiated semiconductor products that complement our embedded processors, including RF, power management, motor drivers, high voltage actuators, analog, mixed-signal devices and precision sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and open architecture software to offer highly integrated solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have over 900 software engineers who work in conjunction with our partners to develop robust design ecosystems for our solutions. The implementation of these solutions can take various forms including devices which encompass a high level of integration within a single piece of silicon, the combination of several semiconductor devices into a single package or the highly integrated combination of multiple semiconductor devices and software into a subsystem.
Microcontrollers
We have been a provider of MCU solutions for more than 30 years. MCUs integrate all the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive and industrial markets. Our products provide the intelligence for many systems, ranging from engine management systems that reduce emissions, improve fuel efficiency and enhance driver performance to consumer appliance control systems that utilize resources such as water and energy more efficiently while increasing cleaning capability. Our portfolio is highly scalable, and coupled with our extensive software tools, enables our customers to more easily design in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities.
Our MCU product portfolio ranges from ultra low power, low-end 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. In the automotive market, our Qorivva product line, based on Power Architecture technology, is one of the industry’s most powerful MCU developed utilizing 55-nanometer process technology. In the industrial market, we launched our 32-bit Kinetis and Vybrid products for the industrial market and many multi-media applications. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex-M0+ and M4 processors for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, mixed signal and memory scalability. Similar to our Kinetis line, our 16-bit DSCs are primarily used in the consumer appliance market where they manage motor control and enable quieter and more energy efficient consumer appliances. Additionally, our highly integrated, mixed signal MagniV product line, enables further system level integration for a wide range of automotive applications, such as window lifts, wipers, instrument clusters and fuel pumps.
Wireless Connectivity
Our wireless connectivity products provide low power wireless communications functionality for the industrial and consumer markets, focused on devices and applications that utilize a low data rate and require long battery life and secure networking. Our wireless products utilize and support multiple standards and frequencies, including the IEEE standard 802.15.4, which is also the basis for the Zigbee® wireless specification and sub-1 GHz solutions. We offer or integrate this technology with our embedded processors in our solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls and home automation.
Applications Processors
Applications processors consist of a computing core with embedded memory and special purpose hardware and software for multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive driver information systems and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors is designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. We recently introduced our i.MX 6 family of applications processors. The series integrates one, two or four ARM Cortex®-A9 cores running up to 1.2 GHz and includes five devices: the single-core i.MX 6Solo and i.MX 6SoloLite, dual-core i.MX 6Dual and i.MX 6DualLite, and quad-core i.MX 6Quad processors. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations.
Communications Processors
Communications processors are programmable semiconductors that perform tasks related to control and management of digital data, as well as network interfaces. They are designed to handle tasks related to data transmission between nodes within a network, the manipulation of that data upon arrival at its destination and protocol conversion. Our product portfolio includes 32-bit and 64-bit offerings ranging from a single core to 28- and 45-nanometer multicore QorIQ communications processors. For over 25 years, our communication processors based on the Power Architecture technology have powered communication networks around the world. Our PowerQUICC communications processors are used throughout the wired and wireless infrastructure today. Our multicore QorIQ platforms use one or more high-performance 32-bit or 64-bit cores integrated with specific network accelerators, and support a wide range of embedded networking equipment, industrial and general-purpose computing applications. Our Layerscape architecture is the industry’s first software-aware and core-agnostic networking multicore architecture, delivering greater efficiency and scale. This flexible architecture emphasizes software capabilities and programmability, leveraging communications processors from both the QorIQ family and products based on ARM ISA.
A key component to our solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. Our historical software acquisitions have provided the foundation for the VortiQa software suite. We continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. An example of this type of investment is the strategic alliances we have formed with embedded software partners ENEA Systems, Green Hills Software and Mentor Graphics. These strategic alliances are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multicore processors and the tools required to assimilate them into their end products.
Digital Signal Controllers
DSCs are a hybrid that combines the functionality of MCUs and the processing power of DSPs, often with an added set of peripherals. Our DSC families offer optimized solutions for digital power conversion, motor control and many other applications across consumer, industrial and healthcare markets requiring high speed and high resolution capability.
Digital Signal Processors
DSPs are MPUs that can perform advanced calculations very rapidly on a real-time basis. Within networking products, DSPs are utilized to perform functions such as baseband modem processing. We are on our fifth generation of multicore digital signal processing technology. Our DSP portfolio includes single-core to multicore DSPs based on the StarCore architecture integrated with specific wireless acceleration technology. These products enable baseband processing in the wireless base station market, support multiple air-interfaces in cellular networks such as LTE, HSPA+, TD-SCDMA, CDMA2000K and

WiMAX, at leading wireless infrastructure OEMs worldwide. Our DSPs used in conjunction with our communications processors give us a broad portfolio in the market to satisfy wireless infrastructure requirements.
Analog and Mixed-Signal Products
Our analog and mixed-signal products make embedded systems better with more reliable performance for bridging real world signals to the digital intelligence of embedded processors. Our portfolio features a variety of differentiated products for driving actuators (such as in motors, valves, and lights), switching large currents, regulating power to electronic components in a system, charging and cell balancing batteries, providing power efficient functional safety (self monitoring and redundant failsafe backup) for safety critical applications, and providing precision sense and control interfaces for complex analog systems. The product portfolio includes an array of system-on-a-chip (SoC) solutions integrating significant amounts of digital processing logic in conjunction with sophisticated analog functionality and power analog outputs for system automation and control. The support of high voltage and high current coupled with low power and high accuracy measurement is a unique value that Freescale brings our customers. An example of how our analog and mixed-signal semiconductors play a differentiating role in key applications includes the highly efficient and safe battery management for hybrid and all-electric vehicles. Our 77 GHz radar products enable the convergence of active and passive safety systems in automobiles. Our new PowerSBC family combines comprehensive functional safety features with efficient power management and low spurious emissions communication transceivers to enable highly integrated safe systems for mission critical automotive and industrial applications. Our precision direct fuel injection drivers improve combustion engine performance and efficiency while reducing fuel emissions. These products are sold into all of our markets, frequently as part of our embedded systems solutions bundled with microcontrollers, as well as specialized components.
Sensors
Sensors serve as a primary interface in embedded systems for advanced human interface and contextual awareness that mimic the human “5 senses” interaction with the external environment. We provide several categories of semiconductor-based environmental and inertial sensors, including pressure, inertial, magnetic, proximity and gyroscopic sensors that provide orientation detection, gesture recognition, tilt to scroll functionality and position detection in mobile devices and gaming applications. Within automotive, our inertial sensors enable vehicle stability control and airbag crash detection while our pressure sensors are well-positioned for continued growth in tire pressure monitoring, occupancy detection and engine control. Our Xtrinsic smart sensor platforms combine inertial sensors and embedded processors with connectivity and power management supported by a reference software toolset for ease of design-in. This level of integration in a small package footprint enables contextual based processing and decision intelligence for Internet of Things big data management.
Radio Frequency Devices
We have an extensive portfolio of high power RF amplifiers, serving markets such as wireless infrastructure, broadcast, military, medical, radars, air traffic control, land mobile markets, general industrial, among others. The wireless infrastructure products utilize our latest Airfast RF technology and are designed to increase performance, while decreasing costs. The entire RF power portfolio includes solutions from 1 watt to more than 1 kilowatt. Our low power portfolio provides a broad mix of RF small signal and low power products ranging from general purpose amplifiers, gain blocks, and signal control products to feature-rich, low noise amplifiers and high-performance RF integrated circuits.

Principal Products	Key Applications
MCUs (Qorivva, Kinetis 8-, 16- and 32-bit MCUs built on Power and ARM architectures)	- automotive powertrain & engine management
- automotive body & security
Communications processors (Layerscape, QorIQ, QorIQ Qonverge, PowerQUICC single and multicore 32- and 64-bit processors built on Power Architecture®; Starcore, and ARM technologies)	- automotive safety & chassis
- automotive radar, vision systems & advanced driver assistance
- automotive driver information systems
RF Devices (next generation Airfast power amplifiers, power transistors, amplifiers, receivers, tuners)	- vehicle networking
- building & factory automation
Applications processors (i.MX and Vybrid 32-bit single and multicore processors built on the ARM architecture)	- smart grid & smart energy appliances
- portable medical devices
Analog and mixed-signal products (system-basis chips, auto engine control, stability and braking solutions, battery management, power management & motor control devices, CAN/LIN interface solutions, radar solutions and signal conditioners)
- M2M communications
- human-machine interface
- consumer appliances & home energy control
Sensors (inertial, pressure, proximity, touch, magnetic, gyro)	- smart mobile devices
DSPs (baseband processors built on the StarCore architecture)	- electronic gaming
Wireless connectivity (IEEE 802.15.4 / Zigbee low power, sub-1 GHz wireless)	- phone & game sensors
- consumer wearables
- wired & wireless infrastructure (base stations)
- enterprise network & security
- wireless small cell base stations
- cloud computing & data centers
- Internet of Things
Sales and Marketing
We sell our products directly to OEMs, distributors, original design manufacturers and contract manufacturers. Our global direct sales force is predominantly organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. As of December 31, 2013, we had 51 sales offices located in 19 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Our distribution sales network provides an opportunity for us to offer our products and services to a wider array of customers. Distribution sales were approximately 25%, 23% and 23% of our total net sales for the three years ended December 31, 2013, 2012 and 2011, respectively. In association with the change in the company’s strategic direction during 2012, we have shifted sales resources to align with industry growth in China, opening ten new sales offices, along with select opportunities in Korea, Taiwan and Japan. We believe this focus will increase the number of accounts covered in these regions.
For each of the last three years, greater than 80% of our products were sold into countries other than the United States. Our net product sales into the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 46%, 23%, 26% and 5%, respectively, of our net sales in 2013.
Our largest customer, Continental Automotive, represented 15%, 15% and 13% of our total net sales in 2013, 2012 and 2011, respectively.
Research and Development
Our research and development activities are comprised of both product and technology development. Our technology development programs, including software, packaging and process technology, support our product design engineering efforts. With regard to the design function, development of our key intellectual property, combined with third party intellectual property, form the basic building blocks that are integrated together in the form of a SoC which defines our product attributes. Package technology development is focused on meeting performance requirements in the extreme environmental conditions of the automotive market, achieving the high performance requirements of the networking market and the high power requirements of the RF market. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), smart power, RF and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products. We have a research and development staff of approximately 5,700 employees focusing on embedded processing, system-level solutions engineering and software solutions, and we have over 900 software engineers who work with our partners to develop robust design ecosystems for our solutions. Our research and development locations include facilities in Brazil, Canada, China, Czech Republic, France, Germany, India, Israel, Malaysia, Mexico, Romania, Russia, United Kingdom and the United States.
Research and development expense was $755 million, $742 million and $797 million for 2013, 2012 and 2011, respectively. We anticipate overall research and development spending levels at a rate of approximately 18% of net sales.
Manufacturing
We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. This is intended to allow us to efficiently manage both our supply competitiveness and factory utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies below 90-nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and enhance cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer sizes and scale down to 14-nanometer technologies.
Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2013, approximately 33% of our front-end manufacturing was outsourced to wafer foundries and approximately 35% of our back-end manufacturing was outsourced to assembly and test subcontractors. Both of these percentages will increase as our business and our product mix changes due to continued changes in technology and reductions in geometry.
Our manufacturing operations are consolidated under a single leader to drive a sharper focus on execution, efficiency and reduced manufacturing costs. Our manufacturing operations include our fabrication facilities, assembly and test operations, planning, procurement, quality and technology organizations. We continually evaluate our manufacturing model in order to improve our supply competitiveness, gross margin and cash flows.
We own and operate five manufacturing facilities, of which three are wafer fabrication facilities and two are assembly and test facilities. These facilities are certified to the ISO/TS 16949:2009 international quality standards. This technical specification aligns existing U.S., German, French and Italian automotive quality system standards within the global automotive industry. These operations also are certified to ISO 9001:2008. Our ISO 14001 management systems are designed to meet and exceed regulatory requirements. All of our manufacturing operations are ISO 14001 certified. The following table describes our manufacturing facilities:

Location	Representative Products	Technologies Employed
WAFER FABS
Oak Hill, Austin, Texas	Power management devices Sensors Drivers RF laterally diffused metal oxide semiconductor (LDMOS) devices RF transceivers / amplifiers	200 millimeter wafers CMOS, Bipolar CMOS (BiCMOS), Sensors, LDMOS Power CMOS, HDTMOS, 0.25 micron
Chandler, Arizona	MCUs Power management devices	200 millimeter wafers CMOS, Embedded NVM, Power CMOS, 0.25 micron, 0.50 micron
Austin Technology and Manufacturing Center, Austin, Texas	MPUs MCUs Power management devices	200 millimeter wafers Advanced CMOS, SoC Embedded NVM, Power CMOS, 90-nanometer, 0.18 micron

ASSEMBLY & TEST
Kuala Lumpur, Malaysia	MPUs MCUs Power management devices Analog and mixed-signal devices RF devices Sensors
Tianjin, China	MPUs MCUs Power management devices Analog and mixed-signal devices Baseband processors
Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a “just-in-time" basis, and we believe that they have sufficient supply to meet our current needs. However, we have experienced certain supply chain constraints in the past, and it is possible that we could experience supply chain constraints in the future due to a sudden worldwide surge in demand or supply chain disruption.
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

Competition
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product life cycles, significant price erosion and evolving standards. Our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions, joint ventures and other alliances. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share. In addition, we could lose market share to new entrants that are able to more quickly adapt to technological changes despite our historical relationships with our customers.
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
The majority of the markets in which we compete are mature and include established competitors with substantial experience. Although product life cycles and the degree of complexity varies by end market, our primary competitors generally offer products that have similar breadth, depth and design complexity. Our competitors include Analog Devices Incorporated, Applied Micro Circuits Corporation, Atmel Corporation, Broadcom Corporation, Cavium Networks, Inc., Infineon Technologies AG, Intel Corporation, LSI Corporation, Marvell Technology Group, Microchip Technology Incorporated, NVIDIA Corporation, NXP Semiconductors N.V., Renesas Electronics Corporation, STMicroelectronics and Texas Instruments Incorporated.
Backlog
Our backlog was $1,060 million at December 31, 2013 compared to $847 million at December 31, 2012. Orders are placed by customers for delivery for up to twelve months in the future, but for purposes of calculating backlog, only orders expected to be fulfilled during the next 13 weeks are reported. An order is removed from backlog only when the product is shipped, the order is canceled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment and delivery schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. While in certain instances, applicable terms of sale limit a customer's ability to cancel, revise or reschedule orders, historically we rarely enforce such limitations. For these reasons, the amount of backlog as of any particular date is not the sole indicator of future results.
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
The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released in May 2013, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress, protection and enforcement of intellectual property rights in China remain a significant challenge, and in India, the report noted a weak legal framework and enforcement system for intellectual property rights. No other countries in which we have material operations are named in this report to the "Priority Watch List", and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.
We generate revenue from licensing or selling our patents and certain technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, a healthy marketplace for the transaction of intellectual property rights and the sales and financial stability of our licensees. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through appropriate legal means to the extent that we determine the potential benefits of such actions outweigh any costs involved. The revenue stream associated with intellectual property sales and licensing arrangements is generally high margin and can fluctuate significantly from quarter to quarter.
Environmental Matters
For a discussion of the material effects of compliance with environmental laws, please see the “Environmental Matters” discussion in “Item 3: Legal Proceedings.”
Employees
As of December 31, 2013, we employed approximately 16,800 full-time employees. Our U.S. employees are not represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed or furnished by the Company with the SEC are available free of charge on the Company’s website at http://investors.freescale.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.
Financial Information about Geographic Areas
Refer to “Item 1A: Risk Factors” below for a discussion of the risks associated with our operations in certain geographic areas and to Note 12 to our accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for financial information by country.
Item 1A: Risk Factors
Set forth below, and elsewhere in this report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to materially differ from the results contemplated. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.
We have a history of losses. If net sales do not grow and operational costs increase, we may be unable to achieve or maintain profitability.
We have high interest expense and have historically recorded high amortization expense, and as a result, we have previously incurred net and operating losses. We may not succeed in achieving or maintaining profitability on an annual basis and could continue to incur quarterly or annual losses in future periods. In addition, we expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased net sales to achieve or maintain profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. Failure to adjust our supply chain volume due to changing market conditions or failure to estimate our customers’ demand could adversely affect our results of operations.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, higher inventory levels and accelerated erosion of average selling prices. We have historically experienced adverse effects on our results of operations and cash flows during such downturns and may experience such adverse effects in future downturns. We may not be able to effectively respond to future downturns which could have a material negative impact on our business, financial condition and results of operations. Likewise, demand for our products is subject to considerable fluctuation. If we overestimate demand, we may experience underutilized capacity and excess inventory levels, and we may miss sales opportunities and incur additional costs for labor overtime, capital expenditures and logistical complexities.
We make major decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements based on our estimates of future customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be adversely impacted if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products is largely dependent on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to forecast. On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, we may not be able to purchase sufficient supplies or components or secure sufficient contract manufacturing capacity to meet increasing product demand, which could harm our reputation, prevent us from taking advantage of opportunities and reduce net sales growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work.
In order to secure components for the production of our products, we may continue to enter into non-cancellable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels during periods of declining market demand. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to drastically reduce the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating earnings.
The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.
Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 38%, 39% and 43% of our net sales in 2013, 2012 and 2011, respectively. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. Other than Continental Automotive, no other end customer represented more than 10% of our total net sales in any of the last three years. Continental Automotive represented 15%, 15% and 13% of our total net sales in 2013, 2012 and 2011, respectively.
Our gross margin is dependent on a number of factors, including our level of factory utilization and intellectual property revenue.
Semiconductor manufacturing requires extensive capital investment, leading to high fixed costs, including depreciation expense. Notwithstanding our utilization of third-party contract manufacturers, a majority of our production requirements are met by our own manufacturing facilities. If we are unable to maximize the utilization our manufacturing facilities , the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices, a change in product mix towards lower margin devices and procurement inefficiencies. Market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations. In addition, increased competition, the existence of product alternatives, the success of our new product introductions, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower net sales and lower gross margins for us in the future.
Our gross margin is also affected by the amount of revenue generated from licensing or selling our intellectual property to third parties. The revenue associated with intellectual property sales and licensing arrangements is generally high margin but can fluctuate significantly from quarter to quarter.
Our operating results may be adversely affected if economic conditions negatively impact the financial viability of our customers, distributors or suppliers, particularly in the automotive industry.
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
Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense even in the case we are not ultimately selected. After we win and begin a product design, a customer may decide then to cancel or change their product plans, which could cause us to generate no sales from a product and adversely affect our results of operations.
We participate in competitive bid selection processes to develop products for use in our customers’ products. These selection processes can be lengthy and can require us to incur large design and development expenditures. We may not win the competitive selection process and may never generate any sales despite incurring the major design and development expenditures. Because of the rapid rate of technological change, the failure to win a particular selection process could result in our failure to offer a generation of a product. In addition, the failure to offer a generation of a product to a particular customer could prevent access to that customer for several years. These risks are particularly pronounced in the automotive market, which is characterized by long design cycles. Our failure to win a sufficient number of designs could result in lost sales and negatively impact our competitive position in future selection processes because we may not be perceived as a technology or industry leader, which could have a material negative impact on our business, financial condition and results of operations.
After winning a product design, we may still experience delays in generating sales from our products as a result of the lengthy development and design cycle. In addition, if there is a delay or cancellation of a customer’s plans or if our customers fail to successfully market and sell their products, it could adversely affect our financial results, as we may have incurred large expenses and generated no sales.
We face fierce competitive pressures that may cause us to lose market share and harm our financial performance.
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
We compete in our different product lines primarily on the basis of technology offered, product features, quality and availability of service, time-to-market, product quality, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. We believe that new products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry. If we are unable to keep pace with technology changes, our market share could decrease and our business would be adversely affected. In addition, we could lose market share to new entrants that are able to more quickly adapt to technological changes.
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
Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	worldwide automotive production levels along with content per vehicle;

•	capital spending levels of our networking customers;

•	consumer spending;

•	rate of adoption of new or alternative technologies;

•	changes in consumer preferences;

•	changes in regulation of products and services provided; and

•	general economic conditions.
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
The semiconductor industry is characterized by drastic price erosion, especially after a product has been on the market for an extended period of time.
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
Competition in our core product markets could lead to price erosion, lower net sales growth rates and lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, we could experience a material negative impact on our business, financial condition and results of operations. Furthermore, actual growth rates may be less than projected industry growth rates, resulting in spending on process and product development well ahead of market requirements, which could have a material negative impact on our business, financial condition and results of operations.
If we fail to keep pace with technological advances in our industry and associated manufacturing processes, or if we pursue technologies that do not become commercially accepted, our products may not be as competitive, our customers may not buy our products and our business, financial condition and results of operations may be adversely affected.
Technology and associated manufacturing processes are an important component of our business and growth strategy. Our success largely depends on the development, implementation and acceptance of new product designs and improvements. Commitments to develop new products must be made well in advance of any resulting sales. Technologies, standards or manufacturing processes may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers are major factors in determining our competitiveness in our target markets. If we are unable to successfully develop new products, our net sales may decline and our business could be negatively impacted.
We are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations or capital expenditures, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt agreements.
We are highly leveraged. As of December 31, 2013, the aggregate outstanding principal amount of our consolidated indebtedness, all of which has been incurred by our indirect subsidiary, Freescale Semiconductor, Inc., a Delaware corporation (“Freescale Inc.”), was approximately $6,511 million, and Freescale Inc. also has an additional $409 million available for borrowing under a revolving credit facility after taking into account $16 million in outstanding letters of credit. We are a guarantor of all of this debt. Since the acquisition by a consortium of private equity funds, referred to as our “Sponsors,” in 2006 and as a result of numerous refinancing transactions, our indebtedness consists of the senior credit facilities and the senior secured, senior unsecured and senior subordinated notes. Freescale Inc. has not defaulted under any of this indebtedness.
This high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness, therefore reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities;

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

At December 31, 2013, our indebtedness included (i) the revolving credit facility with a committed capacity of $425 million and no amounts outstanding thereunder (without giving effect to $16 million in outstanding letters of credit),which will be available through July 1, 2016; (ii) $347 million outstanding under a term loan due 2016; (iii) $2,373 million outstanding under a term loan due 2020; (iv) $798 million outstanding under a term loan due 2021; (v) $500 million aggregate principal amount outstanding under senior secured notes due in 2021; (vi) $960 million aggregate principal amount outstanding under senior secured notes due in 2022; (vii) $57 million aggregate principal amount outstanding under senior unsecured notes due 2014; (viii) $1,212 million aggregate principal amount outstanding under senior unsecured notes due 2020; and (ix) $264 million aggregate principal amount outstanding under senior subordinated notes due 2016.
Despite our high indebtedness level, we and our subsidiaries may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, $409 million is available for borrowing under the revolving credit facility after taking into account $16 million in outstanding letters of credit.
If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation. In addition, we are unable to engage in specified activities if we fail to meet specified ratios under our debt agreements.
Our cash interest expense for the years ended December 31, 2013, 2012 and 2011 was $471 million, $500 million and $554 million, respectively. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable and, in the case of our secured debt, foreclose against the assets securing the debt, and we could be forced into bankruptcy or liquidation.
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
We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt, lowering cash interest expense and increasing flexibility under existing covenants for business planning purposes. The refinancing activities have not been as a result of any default under those debt agreements. Although Freescale Inc.’s lenders have agreed to such amendments and participated in such refinancings in the past, there can be no assurance that its lenders would participate in any future refinancings or agree to any future amendments. In addition, certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing. For example, in 2009, a group of lenders under the senior credit facilities filed a complaint against Freescale Inc. challenging the 2009 debt exchange transaction under the senior credit facilities. The debt exchange was completed, but the litigation remained outstanding. As part of the on-going litigation, this group of lenders sought to enjoin Freescale Inc. from completing the amendment of its senior credit facilities and the issuance of its 10.125% senior secured notes in the first quarter of 2010. Freescale Inc. reached an agreement to settle the pending litigation and was able to complete the 2010 transactions. Freescale Inc. may be subject to similar actions in connection with future refinancings or amendments, which may impact the terms and conditions or timing thereof, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs.
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
Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the existing senior secured credit facilities ("Credit Facility"), pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing our outstanding notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge coverage ratio of 2.00:1 and the total leverage ratio of 6.50:1 but did not meet the senior secured first lien leverage ratio of 4.00:1 and the consolidated secured debt ratio of 3.25:1. As of December 31, 2013, Freescale Inc.’s total leverage ratio was 6.50:1, senior secured first lien leverage ratio was 4.74:1, the fixed charge coverage ratio was 2.24:1 and the consolidated secured debt ratio was 5.58:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.
Increases in interest rates could adversely affect our results of operations.
An increase in prevailing interest rates could adversely affect our financial condition. LIBOR (the interest rate index on which our variable rate debt is based) fluctuates on a regular basis. At December 31, 2013, we had approximately $3,575 million aggregate principal amount of variable interest rate indebtedness under the senior unsecured floating rate notes and the senior credit facilities, $3,518 million of which is subject to a LIBOR floor. Any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. At December 31, 2013, a 100 basis point increase in LIBOR rates from their current levels would remain below the 1.25% LIBOR floors on the term loans due in 2020 and 2021 and would result in an increase in our interest expense of only $1 million per year. If the LIBOR rate exceeds the aforementioned 1.25% LIBOR floors, our cash interest obligation could increase greatly and could adversely affect our financial condition, results of operations and cash flows.
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
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders (or note holders, as applicable) to cease making loans to us. In the event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and, in the case of the revolving credit facility, terminate any commitments to extend further credit. Such actions by the lenders under any one of our debt agreements could cause cross defaults under our other indebtedness. If we were unable to repay amounts due to the lenders under the senior credit facilities or the note holders under the senior secured notes, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior credit facilities and senior secured notes. If our lenders and/or note holders, as applicable, accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt obligations.
Our industry is highly capital intensive and, if we are unable to obtain the necessary capital, we may not remain competitive.
To remain competitive, we must constantly improve our facilities and process technologies and carry out extensive research and development, all of which requires investment of significant amounts of capital. This risk is magnified by our high level of indebtedness, which requires to use a significant portion of our cash flow to service our debt and limits our ability to raise additional capital. If we are unable to generate sufficient cash or raise sufficient capital to meet both our debt service and capital investment requirements, or if we are unable to raise capital on favorable terms when needed, our business, financial condition and results of operations could be materially negatively impacted.
We outsource a portion of our manufacturing activities to third-party contract manufacturers. If our production or manufacturing capacity at one of these third-party facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.
We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 33% of our wafer fabrication and approximately 35% of our assembly, packaging and testing in 2013 to third-party contract manufacturers. If production or manufacturing capacity is delayed, reduced or eliminated at one or more of these facilities, manufacturing could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our sales could decline, especially for certain advanced technologies that we are not capable of manufacturing internally. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could also decline. As a result, our business, financial condition and results of operations could be adversely affected.
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
In addition, purchasing rather than manufacturing these products may adversely affect our gross margin if the purchase costs of these products become higher than our own manufacturing costs would have been. Our internal manufacturing costs include depreciation and other fixed costs, while prices for products outsourced are based on market conditions. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter-to-quarter and, in cases of industry shortages, can increase drastically, negatively impacting our gross margins.
If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our net sales or otherwise adversely affect our business, financial condition and results of operations.
A reduction or disruption in our production capacity or our supplies, or an incorrect forecast, could negatively impact our business.
Our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result of such problems, we may not be able to deliver products on time or in a cost-effective, competitive manner. As the complexity of both our products and our fabrication processes has become more advanced, manufacturing tolerances have been reduced and requirements for precision have become more demanding. In the past, we have experienced delays in delivery and product quality. Our failure to adequately manage our capacity or maintain product quality could have a negative impact on net sales and harm our customer relationships.
Furthermore, we may suffer disruptions in our manufacturing operations, either due to production difficulties such as those described above or as a result of external factors beyond our control. We use highly combustible materials such as silane and hydrogen in our manufacturing processes and are therefore subject to the risk of explosions and fires, which can cause major disruptions to our operations. If operations at a manufacturing facility are interrupted, we may not be able to shift production to other facilities on a timely basis or at all. In addition, certain of our products are only capable of being produced at a single manufacturing facility due to qualification requirements and to the extent that any of these facilities fail to produce these products, this risk will be increased. Even if a transfer is possible, transitioning production of a particular type of semiconductor from one of our facilities to another can take between six to twelve months to accomplish, and in the interim period we would likely suffer extensive or total supply disruption and incur substantial costs. Such an event could have a material negative impact on our business, financial condition and results of operations.

We have a concentration of manufacturing operations (including assembly and test) in Asia, primarily in China, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in this region were disrupted, our overall production capacity could be significantly reduced. Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical resources, such as silicon wafers, specialized chemicals or energy or other general supplier disruptions. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, we may encounter these problems in the future. In addition, a number of our supplies are obtained from a single source. A reduction or interruption in supplies or a large increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.
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
We sell our products throughout the world. For each of the last three years, greater than 80% of our products were sold into countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world;

•	the instability of international governments, including the threat of war, terrorist attacks or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards and laws;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers; and

•	potentially burdensome taxation and changes in foreign tax laws.
International financial crisis and conflicts may create many economic and political uncertainties that impact the global economy and could negatively impact our operations and demand for our products.
In certain of the countries where we sell our products, effective protections for patents, trademarks, copyrights and trade secrets may be unavailable or limited in nature and scope as compared to the level of protection available in the United States. In addition, as we target increased sales in Asia, differing levels of protection of our intellectual property in Asian countries could have a significant negative impact on our business. The laws, the enforcement of laws or our efforts to obtain and enforce intellectual property protections in any of these jurisdictions may not be sufficient to protect our intellectual property. As a result, we may lose some or all of the competitive advantage we have over our competitors in such countries.
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
From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers and collaborators), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages (potentially treble damages in the United States, including royalties on sales of our products);

•	cease the manufacture, use or sale of the infringing products or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or may not be available at all;

•	comply with the terms of import restrictions imposed by the International Trade Commission (ITC), or similar administrative or regulatory authority; or

•	forego the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
Any of the foregoing could affect our ability to compete or otherwise have a material negative impact on our business, financial condition and results of operations.
We depend heavily on intellectual property rights to protect our technologies and products.
We depend heavily on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. On a selective basis we may also sell or enter into other business arrangements with third parties relative to individual patents or portfolios of patents. We have a broad portfolio of over 6,000 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may result from our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.
We may not be successful in protecting our intellectual property rights or developing or licensing intellectual property, which may harm our ability to compete and may have a material negative impact on our results of operations.
We generate revenue from licensing or selling our patents and technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, a healthy marketplace for the transaction of intellectual property rights and the sales and financial stability of our licensees. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute license agreements with us or prohibit their use of our intellectual property. Some of these proceedings did, and future proceedings may, require us to expend significant resources and to divert the efforts and attention of our management from our business operations. Changes in the laws or judicial precedents of the United States or other countries that make it more difficult to enforce patents or affect the valuation of patents, or the prospect of such changes, could negatively impact revenues from licensing or selling our patents. In connection with our intellectual property:

•	the steps we take to prevent misappropriation or infringement of our intellectual property may not be successful;

•	our existing or future patents may be challenged, limited, invalidated or circumvented; and

•	the measures described above may not provide meaningful protection or meaningful incentive for others to respect our intellectual property rights.
Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, enforcement of patents and other intellectual property rights may be unavailable or limited in scope. The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the USTR annual “Special 301” Report released on May 2013, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress, protection and enforcement of intellectual property rights in China remain a significant challenge, and in India, the report noted a weak legal framework and enforcement system for intellectual property rights. No other countries in which we have material operations are named in this report to the "Priority Watch List", and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material adverse impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.
We obtain some of the intellectual property we use in our operations through license agreements with third parties. Some of these license agreements contain provisions that may require the licensor's consent to remain in effect after a change of control. If we are unable to obtain any required consents under any license agreements in the event of a change of control, our rights to use intellectual property licensed under those agreements may be at risk. If any license agreements are terminated or expire, we could lose the right to use the subject intellectual property, which could result in a negative impact on our ability to manufacture and sell some of our existing products.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our net sales and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of important orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	the inventory levels maintained by, performance of and our relationship with our key distributors;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix, customer mix or levels of intellectual property revenue;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of adverse economic conditions in the U.S. and international markets, including the recent crisis in global credit and financial markets;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	manufacturing, assembly and test capacity; and

•	our ability to hire, retain and motivate key employees to meet the demands of our customers.
The foregoing factors are difficult to forecast, and these, as well as other factors, could have a material negative impact on our quarterly or annual operating results. In addition, a majority amount of our operating expenses is relatively fixed in nature due to our research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate, it could have a material negative impact on our business, financial condition and results of operations.
Our products may be subject to product liability and warranty claims, which could be expensive and could divert management’s attention.
We make highly complex electronic components and, accordingly, there is a risk that defects may occur in any of our products. Such defects may damage our reputation and can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, delays in, cancellations of, rescheduling or return of orders or shipments and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. We typically provide warranties on products we manufacture for a period of three years from the date of sale. These warranties typically provide that, on the date of shipment, our products will be free from defects in material and workmanship and will conform to our approved specifications. Subject to certain customary conditions, in the event of a defect, we will either refund the purchase price or repair or replace the product with the same or equivalent product at our cost. If we release defective products into the market, our reputation could suffer and we could lose sales opportunities and become liable to pay damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of our warranty obligations or the amounts they pay us for our products, including consequential damages.
We also face exposure to potential liability resulting from the fact that our customers typically integrate the semiconductors we sell into numerous products, which are then in turn sold into the marketplace. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in large expenses relating to defense costs or damages awards. In particular, the sale of systems and components for the transportation and medical industries involves a high degree of risk that such claims may be made. In addition, we may be required to participate in a recall if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or in order to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. Any product recall or product liability claim could have a material negative impact on our reputation, business, financial condition and results of operations.
We may be subject to liabilities as a result of personal injury claims based on alleged links between the semiconductor manufacturing process and certain illnesses and birth defects.
In the last few years, there has been increased litigation, media scrutiny and associated reports focusing on an alleged link between working in semiconductor manufacturing clean room environments and certain illnesses and birth defects. Because we utilize these clean rooms, we may become subject to liability as a result of current and future claims alleging personal injury. A judgment against us or material defense costs could harm our business, financial condition and results of operations.
The failure to complete our transformation programs and the impact of activities taken under the programs could adversely affect our business.
During 2012, following the appointment of Gregg Lowe as president and Chief Executive Officer (CEO), the company completed a detailed review of its strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. As a result of this review, we executed a new reorganization of business program to re-allocate research and development expenses, re-distribute sales resources and add new management to the company. During 2013, we have continued to implement steps related to this transformation program, and we continue to assess the progress of this program. The redirection of research and development resources may impact on our net sales if changes to our strategic business plan cause speculation and uncertainty among customers regarding our future business strategy and direction. There may be unforeseeable and unintended factors or consequences that could adversely impact our business related to this transformation program.
We have recorded significant charges for reorganization of business activities in the past and may do so again in the future, which could have a material negative impact on our business.
In the past, we recorded significant cash costs for restructuring and non-cash asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure. In 2013 and 2012, we recorded cash and non-cash charges of $31 million and $52 million, respectively, in connection with reallocating research and development resources, realigning sales resources along with other activities associated with the implementation of the strategic plan initiated in the fourth quarter of 2012. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur cash costs for employee termination and exit costs and non-cash asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.
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
We may engage in acquisitions, joint ventures and other transactions intended to complement or expand our business. We may not be able to complete these transactions and, if executed, these transactions could pose major risks and could have a negative effect on our operations.
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

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	negative impacts on our operating results during the integration process; and

•	our inability to achieve the intended objectives of the transaction.
In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
Loss of our key management and other personnel, an inability to attract key management and other personnel, or an unsuccessful transition of key responsibilities could impact our business.
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
Our Chief Financial Officer, Alan Campbell, announced in January of 2014 his intent to retire after a transition to his successor. We may have difficulty attracting or hiring talented and skilled candidates which may delay the transition. We have also recently experienced transitions in certain members of our executive management team, including the roles of our General Counsel and Chief Sales and Marketing Officer. An unsuccessful transition of the key responsibilities of these or other executive roles may disrupt our business and distract our management and employees
Our results of operations could be adversely affected by changes in tax-related matters.
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
Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate that govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We could incur considerable costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful life. For example, the European Directive 2002/95/Ec on restriction of hazardous substances (RoHS Directive) bans placing new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds on the European Union market. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other expenses or modify our manufacturing processes. We also are subject to cleanup obligations at certain properties. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material negative impact on our business, financial condition and results of operations.
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
We rely on internal manufacturing capacity, wafer fabrication foundries, logistics providers and other suppliers and sub-contractors in geologically unstable locations around the world. If coastal flooding, a large earthquake, volcanic eruption or other natural disaster were to directly damage, destroy or disrupt one of our manufacturing facilities, or those of our providers, subcontractors or third-party wafer fabrication foundries, it could disrupt our operations, cause temporary loss of capacity, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business, financial condition and results of operations. We may also be forced to move production to another manufacturing facility, which could result in additional production delays and unanticipated costs due to product requalification requirements, required modifications to the new facility to support production or other production challenges resulting from the transition. In addition, a large natural disaster may result in disruptions in our supply chains, including the availability and cost of key raw materials, utilities and equipment and other key services, which could negatively impact our business. Even if we are not directly impacted, such disruptions to our customers could result in decreased demand for our products, which could negatively impact our net sales and margins. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or any disruption in the operations of our logistic providers as a result of fire, natural disaster, unavailability of utilities or otherwise, could have a material negative effect on our business, financial condition and results of operations. The impact of such occurrences depends on the specific geographic circumstances but could be serious, as some of our facilities and our suppliers' facilities are located in geologically unstable locations including China, Malaysia and Taiwan.
For example, our wafer fabrication facility in Sendai, Japan was seriously damaged in 2011 by a 9.0-magnitude earthquake which struck off the coast of Japan near that city. As a result of the significant damage and our previously announced plans to close the facility at the end of 2011, we decided not to reopen the facility following the earthquake. During 2011 and 2012, we incurred asset impairment, inventory charges, employee termination benefits, contract termination and other on-going closure costs associated with earlier than expected closure of our Sendai, Japan facilities.
Breaches of our information technology systems could adversely affect our operating results and our reputation.
We may be subject to breaches of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism or terrorism. The compromise of our information technology systems could result in a disruption to our manufacturing and other operations, unauthorized release of our, our customers' or our suppliers' confidential or proprietary information, or the release of employee personal data, any of which could adversely affect our operating results and our reputation.
Our Sponsors control us and may act in a manner that advances their best interests and not necessarily those of other shareholders.
Our Sponsors control Freescale Holdings L.P., a Cayman Island limited partnership, ("Freescale LP"), which owns approximately 76% of our outstanding common shares. In addition, each of our four Sponsors has the contractual right to select two individuals to serve on our Board of Directors (the “Board”). As a result, our Sponsors control our Board and will be able to influence or control all matters requiring approval by our shareholders, including:

•	the election of directors;

•	mergers, amalgamations, consolidations, takeovers or other business combinations involving us;

•	the sale of all or substantially all of our assets and other decisions affecting our capital structure;

•	the amendment of our memorandum of association and our bye-laws; and

•	our winding up and dissolution.
In addition, we are parties to the shareholders agreement with our Sponsors and Freescale LP that provides, among other things, that for so long as Freescale LP and our Sponsors collectively own, in the aggregate, at least 50% of our outstanding common shares, certain actions by us or our subsidiaries will require the approval of at least a majority of our Sponsors acting through their respective director designees in addition to any other vote by our Board or shareholders. The actions requiring Sponsor approval include change of control transactions, the acquisition or sale of any asset in excess of $150 million, the incurrence of indebtedness in excess of $250 million, making any loan, advance or capital contribution in excess of $150 million, equity issuances in excess of $25 million, the approval and registration of equity securities in connection with a public offering, changes in the nature of our or our subsidiaries’ business, changes to our jurisdiction of incorporation, hiring or removing the CEO, the commencement or settlement of any litigation over $50 million and changing the number of directors on the Board.
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
Our Sponsors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Sponsors, or other funds controlled by or associated with our Sponsors, have these contractual rights or continue to indirectly own a significant amount of our issued and outstanding common shares, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (NYSE), and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Sponsors control a majority of the voting power of our issued and outstanding common shares through their ownership of Freescale LP. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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
As a controlled company, these exemptions are available to us. Therefore, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not required to conduct annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.
We are a Bermuda exempted company. The significance of our being a Bermuda company is that the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. In addition, one of our directors is not a resident of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on such director or any future non-resident directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. federal securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions. We have been advised by Conyers Dill & Pearman Limited, our special

Bermuda counsel, that there is no treaty in effect between the United States and Bermuda providing for enforcement of judgments of U.S. courts and that there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.
Furthermore, we have been advised by Conyers Dill & Pearman Limited, our special Bermuda counsel, that the Bermuda courts will not recognize or give effect to U.S. federal securities laws that such Bermuda courts consider to be procedural in nature, are revenue or penal laws or the application of which would be inconsistent with public policy in Bermuda. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, will not be recognized or given effect to in any action brought before a court of competent jurisdiction in Bermuda where the application of such remedies would be inconsistent with public policy in Bermuda. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violations of U.S. federal securities laws because those laws do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law. Shareholders of a Bermuda company may have a cause of action against the company or its directors for breach of any duty in the bye-laws or any shareholder’s agreement owed personally by the company to the shareholder. Directors of a Bermuda company may be liable to the company for breach of their duties as directors to that company under the Companies Act 1981, as amended, of Bermuda (the “Companies Act”) and at common law. Such actions must, as a general rule, be brought by the company. Where the directors have carried on an act which is ultra vires or illegal, then the shareholder has the right, with leave of the court, to bring a derivative action to sue the directors on behalf of the company with any damages awarded going to the company itself. Shareholders are also able to take action against a company if the affairs of the company are being conducted in a manner which is oppressive or unfairly prejudicial to the shareholders or some number of them and to seek either a winding-up order or an alternative remedy, if a winding-up order would be unfairly prejudicial to them.
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
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2013 we owned 10 facilities and leased 69 facilities. Our total square footage consists of approximately eight million square feet, of which approximately 6.2 million square feet is owned and approximately 1.9 million square feet is leased. Our remaining lease terms range from one to eight years. The following table describes our facilities as of December 31, 2013:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	3 owned facilities(1) 19 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	3.8 million	1.0 million

Asia	5 owned facilities 28 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China	1.5 million	0.5 million

Europe and the Middle East	2 owned facilities 22 leased facilities	Toulouse, France (2) Munich, Germany Tel Aviv, Israel	0.9 million	0.4 million
(1) Each of our owned facilities in the United States are subject to mortgages under our secured credit facility and secured bonds.
(2) The manufacturing operations at this facility ceased in the third quarter of 2012.
We believe that all of our facilities and equipment are in good condition, are well maintained and are adequate for our present operations.
We have a concentration of manufacturing operations (including assembly and test) in Asia, primarily in China, Malaysia, Taiwan and Korea, either in our own facilities or in the facilities of third parties. If manufacturing in this region were disrupted, our overall production capacity could be significantly reduced. Please refer to "Item 1A: Risk Factors" for a discussion of the risks associated with our operations in this region.
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

Environmental Matters
Our operations are subject to a variety of environmental laws and regulations in the United States and other jurisdictions in which we operate that govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States, certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any single potentially responsible party, including companies that owned, operated, or sent wastes to a site. Environmental requirements may become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or could result in increased environmental compliance costs. We believe that our operations are in compliance in all material respects with current requirements under applicable environmental laws. Please refer to Note 8, "Commitments and Contingencies," to our accompanying Consolidated Financial Statements for additional information regarding the amounts we have accrued related to our environmental remediation obligations.
Motorola was identified as a potentially responsible party at certain locations in the past, and has been engaged in investigations, administrative proceedings and/or cleanup processes with respect to past chemical releases into the environment. Freescale Inc. agreed to indemnify Motorola for certain environmental liabilities related to its business, including the sites described below. Potential future liability at these or other sites for which we are responsible may adversely affect our results of operations.
52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. In addition, we entered into an agreement with the EPA to test for vapors emanating from the soil in Operable Unit One and in residential areas adjacent to Operable Unit One. We have agreed to undertake certain limited remedial actions in areas where the results of the vapor studies exceeded certain EPA standards. We do not expect the cost of these remedial actions to be material. The EPA has not announced a final remedy for Operable Unit One, and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit ("Operable Unit Two"), the EPA issued a Record of Decision in July 1994, and subsequently issued a Consent Decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total accrual for environmental remediation liabilities of $44 million as of December 31, 2013, approximately 79% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola and Freescale, have been identified in relation to Operable Unit Three. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material. In addition, Maricopa County has filed a third party complaint against Freescale and others, seeking contribution in the event that Maricopa County is held liable for any contamination in an area downgradient of Operable Unit Three (the “West Van Buren Area”). Because these proceedings are in the early stages, we cannot predict at this time whether or to what extent Maricopa County or we may be held liable for cleanup in the West Van Buren Area, or whether any such liability would be material.
Item 4: Mine Safety Disclosures
Not applicable.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the New York Stock Exchange (NYSE) under the symbol “FSL” since our initial public offering (IPO) on May 26, 2011. Prior to that date, there was no public trading market for our common shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares, as reported by the NYSE:

	Market Prices
Year Ended December 31, 2013:	High	Low
First Quarter ended March 29, 2013	$16.15	$10.38
Second Quarter ended June 28, 2013	$17.44	$12.35
Third Quarter ended September 27, 2013	$17.44	$13.47
Fourth Quarter ended December 31, 2013	$17.82	$13.95
Year Ended December 31, 2012:
First Quarter ended March 30, 2012	$17.84	$12.20
Second Quarter ended June 29, 2012	$15.55	$8.50
Third Quarter ended September 28, 2012	$12.61	$8.43
Fourth Quarter ended December 31, 2012	$11.10	$7.63
Share Performance Graph
The graph and table below compare the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from May 26, 2011 through December 31, 2013. The graph assumes that $100 was invested on May 26, 2011 in our common shares, and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our IPO.
Comparison of Cumulative Total Return(1)
Among Freescale, the S&P 500 Index and the PHLX (By Quarter)

Cumulative Total Return by Quarter(1)

	Company/Index
Quarter ended	FSL	S&P 500	PHLX
May 26, 2011	$100	$100	$100
July 1, 2011	$108	$101	$98
September 30, 2011	$60	$86	$80
December 31, 2011(2)	$69	$96	$86
March 30, 2012	$84	$108	$104
June 29, 2012	$56	$105	$91
September 28, 2012	$52	$112	$91
December 31, 2012	$60	$111	$92
March 29, 2013(3)	$81	$123	$105
June 28, 2013	$74	$127	$113
September 27, 2013	$89	$134	$119
December 31, 2013	$88	$148	$131

(1) The share performance included in this graph and table is not necessarily indicative of future performance.
(2) Last trading day for 2011 was December 30, 2011.
(3) Last trading day for the first fiscal quarter of 2013 was March 28, 2013.
Holders
As of January 31, 2014, there were approximately 15,300 individual shareholders of our common shares.
Dividend Policy
We have not paid cash dividends on our common shares in the last three years. We do not intend to pay cash dividends on our common shares in the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business, reducing our debt and for general corporate purposes. In addition, our ability to pay cash dividends on our common shares or to receive distributions or other transfers from our subsidiaries to enable us to pay cash dividends on our common shares is limited by restrictions under the terms of the agreements governing our and our subsidiaries’ existing and future outstanding indebtedness, including the Credit Facility and the indentures governing Freescale Inc.’s notes. Subject to the foregoing, the payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, pursuant to Bermuda law and our bye-laws, no dividends may be declared or paid if there are reasonable grounds for believing that: (i) we are, or would after the payment be, unable to pay our liabilities as they become due; or (ii) that the realizable value of our assets would thereby be less than our liabilities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6:     Selected Financial Data
Freescale Semiconductor, Ltd.
Five Year Financial Summary

(in millions, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating Results
Net sales	$4,186	$3,945	$4,572	$4,458	$3,508
Cost of sales	2,399	2,304	2,677	2,768	2,563
Gross margin	1,787	1,641	1,895	1,690	945
Selling, general and administrative	464	438	510	502	499
Research and development	755	742	797	782	833
Amortization expense for acquired intangible assets	13	13	232	467	486
Reorganization of businesses and other (1)	24	(15)	82	—	345
Operating earnings (loss)	531	463	274	(61)	(1,218)
(Loss) gain on extinguishment or modification of long-term debt, net (2)	(217)	(32)	(97)	(417)	2,296
Other expense, net (3)	(482)	(531)	(559)	(600)	(576)
(Loss) earnings before income taxes	(168)	(100)	(382)	(1,078)	502
Income tax expense (benefit)	40	2	28	(25)	(246)
Net (loss) earnings	$(208)	$(102)	$(410)	$(1,053)	$748
Net (loss) earnings per share (4)
Basic	$(0.81)	$(0.41)	$(1.82)	$(5.35)	$3.81
Diluted	$(0.81)	$(0.41)	$(1.82)	$(5.35)	$3.81
Weighted average common shares outstanding (4,5)
Basic	256	248	226	197	196
Diluted	259	251	227	197	196
Consolidated Balance Sheet Data
Total cash and cash equivalents	$747	$711	$772	$1,043	$1,363
Total assets	$3,047	$3,171	$3,415	$4,269	$5,093
Total carrying value of debt and capital lease obligations	$6,480	$6,381	$6,592	$7,618	$7,552
Total stockholders’ deficit	$(4,594)	$(4,531)	$(4,480)	$(4,934)	$(3,894)

(1)
Charges in 2013 were predominately related to continued implementation of the change in our strategic direction which began in 2012 partially offset by benefits related to the sale of certain assets located at our Toulouse, France and Sendai, Japan facilities. Benefits in 2012 were primarily related to insurance recoveries from the 2011 Sendai, Japan earthquake offset by charges related to the hiring of our CEO and the change in our strategic direction. Charges in 2011 were related to the termination of management agreements with affiliates and advisors of the Sponsors recorded in connection with the IPO. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” in the accompanying Consolidated Financial Statements for further discussion.) Additionally in 2011, we incurred charges related to our 150 millimeter fabrication facility and design center in Sendai, Japan as a result of the extensive damage from the earthquake; these charges were partially offset by insurance recoveries related to the event. Charges in 2009 related to a series of restructuring actions we initiated in 2008 to streamline our cost structure and redirect some research and development investments into growth markets. (Refer to Note 10 “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for further description of charges incurred during the three years ended December 31, 2013.)

(2)
Charges in both 2013 and 2012 related to multiple debt refinancing and redemption transactions occurring over those periods and were comprised of make-whole premiums, call premiums, the write-off of remaining original issue discount and unamortized deferred financing costs along with other charges not eligible for capitalization, as applicable. Charges in 2011 were related to the extinguishment of debt and the amendment to the Credit Facility in connection with the IPO. We also incurred charges associated with refinancing our debt and open-market repurchases of portions of our senior notes during 2011. Charges recorded in 2010 primarily reflect a charge attributable to the write-off of remaining original issue discount and unamortized deferred financing costs along with other charges not eligible for capitalization associated with the refinancing activities completed in 2010. This charge was partially offset by a net gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. Gains recorded during 2009 primarily reflect a net gain recorded in the first quarter of 2009 in connection with the debt exchange completed during the period. (Refer to Note 2, "Other Financial Data," in the accompanying Consolidated Financial Statements for further description of charges incurred during the three years ended December 31, 2013.)

(3)	Primarily reflects interest expense associated with our long-term debt.

(4)	No dilutive securities have been included in the diluted net loss per share calculation in periods where a net loss was incurred.

(5)
Years ended December 31, 2009 and 2010 were adjusted for the impact of the 1-for-5.16 reverse stock split as discussed in Note 2, “Other Financial Data” of the accompanying Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for each of the three years ended December 31, 2013, 2012 and 2011 and our financial condition as of December 31, 2013 and 2012. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires. We refer to our principal shareholder, Freescale Holdings L.P., as “Freescale LP,” its general partner, Freescale Holdings G.P., Ltd., as “Freescale GP,” our direct subsidiary, Freescale Semiconductor Holdings II, Ltd., as “Holdings II” and our indirect subsidiaries, Freescale Semiconductor Holdings III, Ltd., Freescale Semiconductor Holdings IV, Ltd. and Freescale Semiconductor Holdings V, Inc., as “Holdings III,” “Holdings IV,” and “Holdings V,” respectively.
Our Business. We are a global leader in microcontrollers and digital networking processors. These embedded processors form the foundation of emerging technologies, including the Internet of Things, a network of smart devices and electronics that will help make our lives easier, safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multicore microprocessors, digital signal controllers, applications processors and digital signal processors. Our programmable devices, along with software, provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs.
A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. In addition, we are expanding our customer base by more aggressively leveraging the unique breadth and depth of our product portfolio. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers. We have built close customer relationships through years of collaborative product development.
We sell our products directly to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global direct sales force. Our ten largest end customers accounted for approximately 38%, 39% and 43% of our net sales in 2013, 2012 and 2011, respectively. Other than Continental Automotive, no other end customer represented more than 10% of our total net sales for any of the last three years. For each of the last three years, greater than 80% of our products were sold into countries other than the United States. Net sales into the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 46%, 23%, 26% and 5%, respectively, of our net sales in 2013.
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from the five product groups listed below. Our Microcontrollers product group represented 20%, 18% and 17% of our total net sales in 2013, 2012 and 2011, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product group represented 22%, 22% and 20% of our total net sales in 2013, 2012 and 2011, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the Internet of Things. Our Automotive MCU product group represented 25%, 25% and 23% of our total net sales in 2013, 2012 and 2011, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are driving the latest developments in powertrain, advanced safety and infotainment applications. Our Analog and Sensors product group represented 18%, 18% and 17% of our total net sales in 2013, 2012 and 2011, respectively. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 8%, 8% and 9% of our total net sales in 2013, 2012 and 2011, respectively. We are the leading supplier of RF high-

power products for the cellular infrastructure market. We continue to expand our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
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
Our total net sales in the fourth quarter of 2013 were essentially flat with the third quarter of 2013. Product revenues increased slightly, offset by a decline in intellectual property revenue and cellular product sales. Our gross margin increased 30 basis points in the fourth quarter of 2013 as compared to the third quarter of 2013. The sequential increase in gross margin is attributable to procurement savings and operational efficiencies, partially offset by an adverse product sales mix and lower intellectual property revenue.
Net sales in the near term will depend on the health of the general global economy and our ability to meet unscheduled or temporary increases in demand in our target markets, among other factors. We anticipate that our total net sales and gross margin will increase modestly as compared to the fourth quarter of 2013. For more information on trends and other factors affecting our business, refer to Part I, Item 1A "Risk Factors" included herein.
Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and Chief Executive Officer (CEO) of Freescale in June 2012, we completed a detailed review of our strategic direction to identify opportunities to accelerate revenue growth and improve profitability. In connection with this strategic realignment, we incurred approximately $52 million of employee termination and exit costs along with other non-cash charges in the fourth quarter of 2012. We completed the majority of the actions and realized the majority of the annualized savings of $35 million to $40 million as of the end of the second quarter of 2013. During 2013, we incurred an additional $31 million of exit and employee termination costs related to the continued implementation of the strategic direction enacted during 2012. The resulting savings achieved are being invested in research and development programs and other initiatives associated with our strategic realignment. We began making payments to the employees separated under this plan during 2012, and we expect to continue making cash payments through the first quarter of 2015.
We have completed a series of restructuring actions announced in 2008 and 2009 which included the closure of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. We estimate the remaining severance and other costs of this facility closure to be approximately $25 million, including $20 million in cash severance costs and $5 million in cash costs for other site decommissioning and exit expenses. We anticipate substantially all remaining payments will be made through 2015; however, the timing of these payments depends on many factors, including the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. The only actions remaining to finalize the closure of this manufacturing facility besides payments to employees and site decommissioning costs include the costs incurred to make the site ready to sale, which we expect to be offset with proceeds from the sale.
The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the earthquake in March of that year. The only remaining action to finalize the exit from this facility is the demolition and sale of the remainder of the site. We anticipate incurring charges during first half of 2014 associated with the preparing the facility site for sale, which we expect to be offset with proceeds from the sale.
The Company previously disclosed that it expected to realize approximately $120 million in annualized savings once the closure process was completed and production moved to our remaining 200 millimeter facilities. As of the end of 2013, we have realized all of these estimated annualized cost savings.
Debt Restructuring Activities. During 2013, Freescale Inc. completed multiple refinancing and redemption transactions. These transactions achieved the following objectives: (i) reduced near term maturities, (ii) extended the maturities of a substantial portion of our indebtedness and (iii) reduced our prospective cash interest expense by approximately $75 million annually based on current interest rates, the impact of which we will fully realize beginning in the first quarter of 2014. (Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)
Selected Statement of Operations Items
Orders
Orders are placed by customers for delivery for up to as much as twelve months in the future. However, only orders expected to be fulfilled during the 13 weeks following the last day of a quarter are included in orders for that quarter. Orders presented as of the end of a year are the sum of orders for each of the quarters in that fiscal year. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, most of our orders are cancellable. We track orders because we believe that it provides visibility into our potential future net sales.
Net Sales
Our net sales originate from the sale of our embedded processors and other semiconductor products and the licensing and sale of our intellectual property. The majority of our net sales are derived from our five major product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog & Sensors, and RF. We also derive net sales from “Other” which consists of product sales associated with end markets outside of our target markets, including the cellular market, intellectual property licensing and sales, foundry wafer sales to other semiconductor companies and net sales from sources other than semiconductors. We sell our products primarily through our direct sales force. We also use distributors for a portion of our sales and recognize net sales upon the delivery of our products to the distributors. Distributor net sales are reduced for estimated returns and distributor sales incentives.
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
We currently manufacture the majority of our products internally at our three wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least twice a year and are valued at the lower of cost or estimated net realizable value.
Gross Margin
Our gross margin is significantly influenced by the utilization rates in our owned wafer fabrication facilities. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, operating leverage increases because fixed manufacturing costs are spread over higher output. We experienced an increase in our utilization rate to 86% during 2013 compared to 77% during 2012.
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
Research and Development
Research and development expenses are expensed as incurred and include the cost of activities attributable to development and pre-production efforts associated with designing, developing and testing new or significantly enhanced products or process and packaging technology. These costs consist primarily of compensation and associated costs for our engineers engaged in the design and development of our products and technologies, amortization of purchased technology, engineering design development software and hardware tools, depreciation of equipment used in research and development, software to support new products and design environments, project material costs, and third-party fees paid to consultants.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets consists of the amortization of assets acquired as a part of the Merger. They are being amortized on a straight line basis over their respective estimated useful lives ranging from two to ten years. The useful lives of the intangible assets were established in connection with the allocation of fair values at December 2, 2006. A significant portion of our developed technology initially established in connection with the Merger became fully amortized during 2011. (Refer to Note 1, "Summary of Significant Accounting Policies," and to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements,” in the accompanying Consolidated Financial Statements for the definition and discussion of the term Merger.)

Results of Operations

(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Orders	$4,322	$4,004	$4,369
Net sales	$4,186	$3,945	$4,572
Cost of sales	2,399	2,304	2,677
Gross margin	1,787	1,641	1,895
Selling, general and administrative	464	438	510
Research and development	755	742	797
Amortization expense for acquired intangible assets	13	13	232
Reorganization of business and other	24	(15)	82
Operating earnings	531	463	274
Loss on extinguishment or modification of long-term debt, net	(217)	(32)	(97)
Other expense, net	(482)	(531)	(559)
Loss before income taxes	(168)	(100)	(382)
Income tax expense	40	2	28
Net loss	$(208)	$(102)	$(410)
 Percentage of Net Sales

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Orders	103.2%	101.5%	95.6%
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.3%	58.4%	58.6%
Gross margin	42.7%	41.6%	41.4%
Selling, general and administrative	11.1%	11.1%	11.2%
Research and development	18.0%	18.8%	17.4%
Amortization expense for acquired intangible assets	0.3%	0.3%	5.1%
Reorganization of business and other	0.6%	*	1.7%
Operating earnings	12.7%	11.7%	6.0%
Loss on extinguishment or modification of long-term debt, net	*	*	*
Other expense, net	*	*	*
Loss before income taxes	*	*	*
Income tax expense	1.0%	0.1%	0.6%
Net loss	*	*	*
* Not meaningful.
Net Sales
Our net sales increased by $241 million, or 6%, and our orders increased 8% in 2013 compared to 2012 driven by growth across all of our product groups with significant growth in the automotive, networking and industrial end markets along with higher intellectual property revenue. This sales growth was partially offset by declines in sales of legacy products into the cellular market. Distribution sales were approximately 25% of net sales in 2013 and represented an increase of 14% compared to 2012. Distribution inventory, in dollars, was 9.1 weeks at December 31, 2013, compared to 9.7 weeks at December 31, 2012. The decrease in weeks of distribution inventory, as compared to the prior year, was due to our distributors continuing to closely manage their inventory levels.
Our net sales in 2012 decreased by $627 million, or 14%, compared to 2011, and orders decreased 8% over the same period, reflecting weaker demand in our core automotive, networking and consumer markets and declines in industrial products purchased through our distribution channel, as compared to the prior year. This decline included a decrease of $204 million in other net sales largely the result of lower demand for our cellular products offset by an increase in intellectual property revenue.

Distribution sales were approximately 23% of our total net sales in 2012 and represented a decrease of 10% compared to the prior year. Distribution inventory, in dollars, was 9.7 weeks at December 31, 2012, compared to 11.1 weeks at December 31, 2011. The decrease in weeks of distribution inventory resulted from our distribution partners working through higher than normal inventory levels at the end of 2011 due to concerns surrounding supply over the course of 2011 after the Japan earthquake in March 2011.
Net sales by product group for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Microcontrollers	$826	$707	$790
Digital Networking	915	852	928
Automotive MCUs	1,063	986	1,072
Analog & Sensors	736	722	785
RF	352	303	418
Other	294	375	579
Total net sales	$4,186	$3,945	$4,572
Microcontrollers
Microcontrollers' net sales increased by $119 million, or 17%, in 2013 compared to 2012 driven by growth in microcontrollers and applications processors. The increase in microcontrollers related to higher sales to original equipment manufacturers, while the increase in applications processors related to increased sales into the automotive market. Additionally, we experienced higher net sales through our distribution channel in all our key geographies.
Microcontrollers' net sales decreased by $83 million, or 11%, in 2012 compared to 2011 driven by decreased demand for our products included in eReaders and a decline in the products purchased through our distribution channel, largely within the Americas and EMEA in connection with economic uncertainty in those regions impacting demand in the industrial markets we target.
Digital Networking
Digital Networking's net sales increased by $63 million, or 7%, in 2013 compared to 2012. Sales growth was broad-based with higher sales of next generation enterprise systems, service provider equipment and general embedded products sold into the distribution channel, partially offset by declines in certain legacy equipment sales.
Digital Networking's net sales decreased by $76 million, or 8%, in 2012 compared 2011. We experienced weaker enterprise and wireless spending in the Americas and EMEA, particularly during the fourth quarter of 2012. This was compounded by some customers going through inventory corrections over the course of 2012. In addition, capital expenditures in wireless infrastructure declined in 2012, except for limited investments in infrastructure in China over the second half of 2012.
Automotive MCUs
Automotive MCUs' net sales increased by $77 million, or 8%, in 2013 compared to 2012. We experienced increased revenue due to higher worldwide automotive production in geographies where we have a significant presence, such as the U.S., China and Europe.
Automotive MCUs' net sales decreased by $86 million, or 8%, in 2012 compared to 2011 primarily as a result of lower demand in the European automotive market along with changes in the mix of products sold.
Analog & Sensors
Analog and Sensors' net sales increased by $14 million, or 2%, during 2013 compared to 2012. Approximately 85% of our Analog and Sensors sales are into the automotive market. We experienced higher net sales due to growth in the automotive and industrial markets during 2013. Total net sales into the automotive market were partially offset as a result of end of life shipments in 2012 in connection with the closure of our Toulouse, France manufacturing facility.
Analog and Sensors' net sales decreased by $63 million, or 8%, in 2012 compared to 2011 primarily as a result of lower demand in the European automotive market and decreased demand for our products included in various consumer devices. This decrease was partially offset by increases in certain of our sensors products sold in the automotive market.
RF
RF's net sales increased by $49 million, or 16%, in 2013 compared to 2012. The increase was driven by growth in next generation wireless basestation spending, primarily in China.

RF's net sales decreased by $115 million, or 28%, in 2012 compared to 2011 as a result of decreased investment in wireless infrastructure in various emerging and established markets and the overall weak global macroeconomic environment.
Other
Other net sales decreased by $81 million, or 22%, in 2013 compared to 2012 and by $204 million, or 35%, in 2012 compared to 2011. In both comparative periods, the declines were primarily due to a decrease in cellular product sales, partially offset by an increase in intellectual property revenue. As a percentage of net sales, intellectual property revenue was 5%, 5% and 3% for 2013, 2012 and 2011, respectively. Our level of intellectual property revenue during 2013 and 2012 significantly exceeded our historical average of approximately 3% of net sales and benefited from certain agreements entered into in the second quarter of 2012. The revenue stream under these agreements ended in the fourth quarter of 2013, and agreements of similar magnitude may not reoccur in the future.
Gross Margin
As a percentage of net sales, gross margin as a percentage of net sales was 42.7%, reflecting an increase of 110 basis points compared to 2012. Improvement in gross margin as a percentage of net sales was largely attributable to an increase in utilization of our front-end manufacturing assets which contributed to improvements in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 77% during 2012 to 86% during 2013 due to increased demand and the transfer of production from our Toulouse, France manufacturing facility to our 200 millimeter manufacturing facilities. Additional factors benefiting gross margin included procurement savings and operational efficiencies. These improvements were partially offset by the impact of decreases in average selling price resulting from our annual negotiations with our customers that went into effect during the first quarter of 2013, adverse changes in product sales mix and higher incentive compensation.
Gross margin as a percentage of net sales in 2012 was 41.6%, reflecting a slight increase of 20 basis points compared to 2011. The improvement in gross margin as a percentage of net sales was the result of (i) a $209 million decrease in depreciation expense, largely due to $167 million of PPA depreciation and depreciation acceleration related of the closure of our 150 millimeter manufacturing facilities incurred in 2011, (ii) the realization of cost savings from the closure of our Sendai, Japan manufacturing facility, (iii) higher intellectual property revenue, (iv) procurement and productivity cost savings and (v) lower incentive compensation.
The term “PPA” refers to the effect of acquisition accounting. Certain PPA impacts were recorded in our cost of sales and affect our gross margin and earnings from operations and other PPA impacts are recorded in our operating expenses and only affect our earnings from operations. The majority of the PPA depreciation impact was driven by tools and equipment which had PPA depreciable lives that ended during 2011.
Selling, General and Administrative
Our selling, general and administrative expenses increased by $26 million, or 6%, in 2013 compared to 2012. This increase is primarily the result of higher incentive compensation, settlement of intellectual property litigation and commitments for charitable contributions to the Freescale Foundation, a nonprofit, 501(c)(3) organization we established to support science, technology, engineering and math (STEM) education initiatives. These increases were partially offset by lower marketing spending and the elimination of costs associated with the lease of our corporate aircraft, which we terminated in 2012. As a percentage of net sales, our selling, general and administrative expenses remained flat at 11% in both 2013 and 2012.
Our selling, general and administrative expenses decreased $72 million, or 14%, in 2012 compared to 2011. This decrease was primarily the result of (i) lower incentive compensation, (ii) the elimination of management fees in connection with the 2011 IPO, (iii) decreased spending on certain sales and marketing programs and (iv) discretionary cost reductions. As a percentage of net sales, our selling, general and administrative expenses remained relatively flat as compared to 2011.
Research and Development
Our research and development expenses increased by $13 million, or 2%, in 2013 compared to 2012. The increase is related to additional investment in our strategic areas and higher incentive compensation partially offset by cost savings as a result of the employee transitions related to the strategic transformation program implemented in the fourth quarter of 2012. As a percentage of net sales, our research and development expenses were 18% in 2013 reflecting a decrease of 80 basis points compared to 2012.
Our research and development expense for 2012 decreased $55 million, or 7%, compared to 2011. This decrease was primarily the result of lower incentive compensation and decreased spending on certain research and development programs that were no longer essential as a result of the implementation of the strategic plan in the fourth quarter of 2012. These cost reductions were partially offset by increased expenses related to focused investment in our core businesses. As a percentage of our net sales, our research and development expenses were 19% in 2012, reflecting an increase of 140 basis points over 2011, primarily due to lower net sales.

Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks remained flat in 2013 compared to 2012 as these intangible assets have reached a normalized amortization run rate.
Amortization expense for acquired intangible assets related to developed technology and tradenames/trademarks decreased by $219 million, or 94%, in 2012 compared to 2011. These decreases were associated with portions of our developed technology and tradenames/trademarks becoming fully amortized during 2011.
Reorganization of Business and Other
During 2013, we recorded $36 million of charges primarily related to (i) continued implementation of the restructuring plan initiated in the fourth quarter of 2012, (ii) exit costs for the consolidation of workspace in both Austin, Texas and Israel, (iii) the write down of specific manufacturing assets to fair value and a related contract termination charge due to the elimination of certain manufacturing processes for some of our next generation products and (iv) charges related to indemnification provisions included in our current CEO's employment agreement. These charges were partially offset by (i) a net benefit of $7 million associated with our Toulouse, France manufacturing facility, which included a benefit for proceeds received for the sale of certain of our equipment and machinery partially offset by charges related to on-going closure and decommissioning costs for this site and (ii) a net benefit of $5 million related to the sale of a portion of our of former manufacturing facility center located in Sendai, Japan. (Refer to Note 10, “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for more information on these charges discussed in this section.)
In 2012, we recorded a benefit of $90 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility which suffered extensive damage from the March 2011 earthquake. We also recorded a benefit of $9 million related to proceeds received in connection with the sale of the Sendai, Japan design center. These benefits were partially offset by $9 million of expenses related to on-going closure costs and costs associated with the dissolution of the Sendai, Japan entity. Additionally, we recorded benefits totaling $16 million primarily related to the expiration of contractual obligations associated with to the wind down of our cellular handset business and the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. These benefits were partially offset by charges of $52 million including a non-cash accelerated amortization charge and cash costs for employee termination benefits and other exit costs recorded in connection with the restructuring plan initiated in the fourth quarter of 2012. Additionally we recorded charges of $39 million primarily for (i) exit costs related to the termination of various supply agreements, on-going closure and decommissioning costs incurred in connection with the closure of our Toulouse, France manufacturing facility, (ii) the change in the executive leadership of the Company and (iii) costs recorded in connection with the termination of our corporate aircraft lease agreement.
In 2011, in connection with the accelerated closure of the Sendai, Japan fabrication facility due to extensive damage from the March 2011 earthquake off the coast of Japan, we incurred $118 million in charges associated with non-cash asset impairment and inventory charges, cash costs for employee termination benefits, contract termination and other on-going closure costs. These charges were partially offset by (i) a $95 million benefit attributable to earthquake-related insurance recoveries, (ii) a $10 million benefit related to the sale of certain tools and equipment at the site and (iii) a $2 million settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability. We also recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors in connection with the completion of our IPO. (Refer to Note 1, "Summary of Significant Accounting Policies," for the definition and Note 11, “Certain Relationships and Related Party Transactions,” in the accompanying Consolidated Financial Statements for more information regarding this transaction with the Sponsors.)
Loss on Extinguishment or Modification of Long-Term Debt
During 2013, we recorded charges of $217 million associated with the refinancing of $4.8 billion of indebtedness and the redemption of the remaining $98 million of 8.875% Unsecured Notes. These charges included make-whole premiums, the write-off of unamortized deferred financing costs, the write-off of original issue discount (OID) and other expenses not eligible for capitalization. (Capitalized terms referenced in this section are defined and discussed in Note 4, "Debt," in the accompanying Consolidated Financial Statements.)
During 2012, we recorded charges of $32 million associated with (i) the refinancing of $500 million of our Senior Subordinated Notes, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan and (ii) the redemption of $200 million of our 8.875% Unsecured Notes. This charge consisted of call premiums, the write-off of unamortized deferred financing costs and other costs not eligible for capitalization.
In 2011, we recorded charges of $97 million associated with (i) the amendment to the Credit Facility, (ii) the redemption of $974 million of indebtedness using the proceeds from the IPO and over-allotment exercise, (iii) the refinancing of $750 million of indebtedness and (iv) open-market repurchases of $26 million of our senior unsecured notes. This charge included call premiums, the write-off of remaining unamortized deferred financing costs and other costs not eligible for capitalization.

Other Expense, Net
Net interest expense in 2013, 2012 and 2011 included interest expense of $490 million, $519 million and $572 million, respectively, partially offset by interest income of $7 million, $9 million and $9 million, respectively. The decrease in interest expense is due to the aforementioned debt refinancing and redemption transactions.
As a result of these transactions completed over the course of 2012 and 2013, we have reduced our outstanding indebtedness by $51 million and decreased our weighted average interest rate from 7.8% at December 31, 2011 to 6.1% at December 31, 2013. Additionally, as of the first quarter of 2014, based on current rates, we have reduced our annualized cash interest expense by approximately $115 million as compared to 2011.
During 2012, we recorded losses in other, net of $21 million attributable to the realized results and changes in the fair value associated with our interest rate swap agreements and foreign currency fluctuations. During 2011, we recorded gains in other, net of $4 million primarily attributable to foreign currency fluctuations along with changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts.
Income Tax Expense
In 2013, we recorded an income tax provision of $40 million, which included a net income tax expense of $4 million attributable to discrete events related primarily to withholding tax on intellectual property royalties. In 2012, we recorded an income tax provision of $2 million, which also included a $34 million net tax benefit primarily related to the reversal of reserves for unrecognized tax benefits from foreign audit activity and statute lapses as well as tax benefits from deferred tax positions in China. In 2011, we recorded an income tax provision of $28 million, inclusive of a $2 million net tax benefit related to discrete events. These discrete events consisted principally of the release of valuation allowances on certain deferred tax assets which the Company believes will more-likely-than-not be realized and the tax benefit from the reversal of reserves for unrecognized tax benefits related to foreign audit settlements, partially offset by withholding tax on intellectual property royalties. Excluding discrete tax items, income tax expense was $36 million in both 2013 and 2012, and $30 million in 2011. These amounts primarily reflect tax expense attributable to income earned in non-U.S. jurisdictions. The increase in tax expense in 2012 as compared to 2011 reflects higher profitability attributable to our non-U.S. operations.
Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate was different from the Bermuda statutory rate of zero in 2013 due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. (Refer to Note 7, "Income Taxes," in the accompanying Consolidated Financial Statements for more information regarding our income tax expense.)
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $747 million of cash and cash equivalents at December 31, 2013, $357 million is attributable to our U.S. subsidiaries and $390 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $321 million, $350 million and $99 million in 2013, 2012 and 2011, respectively. The decrease in cash generated from operations in 2013 as compared to 2012 is primarily attributable to proceeds from the Sendai, Japan earthquake-related insurance recoveries received during 2012, higher intellectual property transaction proceeds in 2012 along with higher payments for incentive compensation during 2013. These declines were partially offset by (i) higher revenues, (ii) the strategic reduction of days of inventory on hand and (iii) lower cash paid for interest as a result of the various debt redemption and refinancing transactions that occurred during 2013.
The improvement in cash flow from operations in 2012 as compared to 2011 is attributable to (i) proceeds from the sale and license of intellectual property, some of which had not yet been recognized as revenue as of the end of 2012, (ii) proceeds from the Sendai, Japan earthquake-related business interruption insurance recoveries, (iii) lower payments for incentive compensation, (iv) lower interest expense costs attributable to our 2012 debt redemption and refinancing transactions and (v) costs associated with the completion of our IPO in the second quarter of 2011. These items are partially offset by payments associated with the closure of our Sendai, Japan and Toulouse, France fabrication facilities, including the cost of inventory builds to support end-of-life products produced at these facilities.

Our days purchases outstanding increased to 60 days at December 31, 2013 from 51 days at December 31, 2012 and 53 days at December 31, 2011, reflecting the timing of payments on our payables. Our days sales outstanding decreased to 33 days at December 31, 2013 from 37 days at December 31, 2012 and 41 days at December 31, 2011. Our days of inventory on hand decreased to 110 days at December 31, 2013 from 125 days at December 31, 2012 and 122 days at December 31, 2011. The decrease in days of inventory on hand from the prior year periods is due to lower factory utilization in the second half of 2012, consumption of inventory related to prior period builds that supported the end-of-life products fabricated in our Toulouse, France facility along with an overall focus on reducing days of inventory on hand to what we believe better corresponds to our ideal for our business operating conditions.
Investing Activities
Our net cash utilized for investing activities was $210 million, $176 million and $89 million in 2013, 2012 and 2011, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in 2013 increased from 2012 and was predominately the result of increased capital expenditures, which were $151 million, $123 million and $135 million for 2013, 2012 and 2011, respectively, and represented 4%, 3% and 3% of net sales, respectively, partially offset by decreased cash paid for purchased licenses and other assets of $70 million, $73 million and $62 million for 2013, 2012 and 2011, respectively. Additionally, the proceeds from the sale of property, plant and equipment during 2013 were lower than 2012. The $12 million of proceeds in 2013 were primarily attributable to the sale of certain tools and equipment located at our Toulouse, France manufacturing facility and the sale of a portion of our former manufacturing facility in Sendai, Japan. The $19 million of proceeds in 2012 was largely the result of proceeds from the sale of the Sendai, Japan design center and the sale of certain tools and equipment located at our Toulouse, France manufacturing facility during in 2012.
The increase in the cash utilized for investing activities from 2011 to 2012 was predominantly the result of the benefit in 2011 for the receipt of $57 million in cash for the sale of our Tempe, Arizona facility (of which we are leasing a portion) along with proceeds from property and casualty insurance recoveries related to the March 2011 earthquake that occurred off the coast of Japan.
Financing Activities
Our net cash utilized for financing activities was $71 million, $232 million and $290 million in 2013, 2012 and 2011, respectively. Cash flows related to financing activities in 2013 included (i) the prepayment of the 2012 Term Loan and the Extended Term Loan totaling $2,711 million in connection with the refinancing transaction in the first quarter of 2013, (ii) the redemption of a portion of the 10.125% Secured Notes, including payment of the related make-whole premiums, totaling $495 million in connection with the second quarter of 2013 refinancing transaction, (iii) the redemption of the remaining $98 million principal amount of 8.875% Unsecured Notes during the third quarter of 2013, (iv) the redemption of the remaining 10.125% Secured Notes and a portion of the 9.25% Secured Notes and payment of the related make-whole premiums totaling $782 million made as part of the refinancing transaction initiated during the third quarter which closed during the fourth quarter (v) the redemption of the remaining 9.25% Secured Notes and payment of the related make-whole premiums totaling $953 million in connection with the fourth quarter of 2013 refinancing transaction, along with (vi) $23 million of capital lease and quarterly principal payments on the term loans. These outflows were partially offset by the receipt of (i) $2,707 million in net proceeds from the issuance of the 2016 and 2020 Term Loans during the first quarter of 2013, (ii) $493 million in net proceeds from the issuance of the 5.00% Secured Notes during the second quarter of 2013, (iii) $782 million in net proceeds from the issuance of the 2021 Term Loan during the third quarter of 2013 and (iv) $947 million in net proceeds from the issuance of the 6.00% Secured Notes during the fourth quarter of 2013. Additionally, cash provided by financing activities in 2013 included $62 million of proceeds from the exercise of stock options and ESPP share purchases. (Refer to Note 6 "Employee Benefit and Incentive Plans," in the accompanying Consolidated Financial Statements for further information on ESPP.)
Cash flows related to financing activities in the year ended of 2012 included (i) the repayment of $500 million of the Senior Subordinated Notes in connection with the refinancing transaction in the first quarter of 2012, along with call premiums of $25 million, (ii) the repayment of $200 million of 8.875% Unsecured Notes during the third and fourth quarters of 2012, along with call premiums of $2 million and (iii) $7 million in capital lease and quarterly principal payments on the 2012 Term Loan. These payments were partially offset by the receipt of $481 million of net proceeds from the issuance of the 2012 Term Loan. Additionally, cash provided by financing activities during 2012 included $21 million of proceeds from the exercise of stock options and ESPP share purchases.
Cash flows related to financing activities in 2011 included the receipt of approximately $838 million in net cash proceeds upon completion of the IPO and the over-allotment exercise and $724 million in net cash proceeds in connection with the issuance of the 8.05% Unsecured Notes. These cash inflows were offset by the utilization of $1,853 million related to payments for principal and call premiums in connection with the redemption of indebtedness using proceeds from the IPO and over-allotment exercise and the refinancing of indebtedness, as well as open-market repurchases of senior unsecured notes and scheduled capital lease payments.

Fourth Quarter 2013 Debt Refinancing Transactions
On November 1, 2013, Freescale Inc. issued $960 million aggregate principal amount of 6.00% senior secured notes (“6.00% Secured Notes”) which will mature on January 15, 2022. The proceeds from this issuance, along with cash on hand, were used to redeem the remaining $884 million of 9.25% senior secured notes due 2018 ("9.25% Secured Notes") on December 2, 2013, and to pay make-whole premiums totaling $69 million, accrued interest of $11 million and related fees and expenses of $13 million. We recorded a charge of $75 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the majority of the make-whole premiums, the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization. This transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 6.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance.
Third Quarter 2013 Debt Redemption and Refinancing Transactions
On August 7, 2013, after the requisite notice period, Freescale, Inc. redeemed the remaining $98 million principal amount of senior unsecured 8.875% notes due 2014 ("8.875% Unsecured Notes") at par, and paid related accrued interest of $1 million. In connection with the redemption, we recorded a charge of $1 million in the accompanying Consolidated Statement of Operations associated with the write-off of unamortized deferred financing costs.
On September 11, 2013, Freescale Inc. entered into a new $800 million senior secured term loan facility (the “2021 Term Loan”) pursuant to an amendment to its existing senior secured credit facilities (as so amended and restated, the “Credit Facility” or "Credit Facilities") which will mature on January 15, 2021. The 2021 Term Loan was issued at 99% of par and was recorded at fair value, which was equal to $792 million, reflective of the 1% discount. The proceeds from the issuance of the new term loan, along with cash on hand, were used in the fourth quarter of 2013, after the requisite notice period, to redeem the remaining $221 million of the 10.125% senior secured notes due 2018 ("10.125% Secured Notes") and $496 million of the 9.25% Secured Notes, and to pay related make-whole premiums of $65 million, accrued interest of $24 million and fees and expenses of $10 million. In connection with this transaction, we recorded an additional charge of $60 million during the fourth quarter of 2013 in the accompanying Consolidated Statement of Operations associated with the redemption of these notes, which consisted of the write-off of unamortized deferred financing costs, the majority of the make-whole premiums and other expenses not eligible for capitalization.
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the 10.125% Secured Notes on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses of $7 million. This transaction was completed in compliance with the Credit Facility as well as the Indentures. The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. We recorded a charge of $59 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the majority of the make-whole premiums, the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of the Credit Facility. The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount for the 2016 Term Loan and $2.36 billion for the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of OID previously attributable to the senior secured term loan facility due 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuances of the new term loans, along with cash on hand, were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016, accrued interest of $10 million and related fees and expenses of $10 million. We recorded a charge of $22 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized deferred financing costs, OID and other expenses not eligible for capitalization.
Credit Facility
At December 31, 2013, Freescale Inc.’s Credit Facility included (i) $347 million outstanding under the 2016 Term Loan, (ii) $2,373 million outstanding under the 2020 Term Loan, (iii) $798 million outstanding under the 2021 Term Loan and (iv) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The spread over LIBOR with respect to the 2016 Term Loan is 3.75%, with a

LIBOR floor of 1.00%, resulting in an effective interest rate on the 2016 Term Loan of 4.75% at December 31, 2013. The spread over LIBOR with respect to both the 2020 and 2021 Term Loans is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate on both instruments of 5.00% at December 31, 2013. At the end of the fourth quarter of 2013, the Replacement Revolver’s available capacity was $409 million, as reduced by $16 million of outstanding letters of credit. Under the Credit Agreement, Freescale Inc. is required to repay a portion each of the 2016, 2020 and 2021 Term Loans in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,993 million in Senior Notes outstanding at December 31, 2013, consisting of (i) $500 million of 5.00% Secured Notes, (ii) $960 million of 6.00% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 ("Floating Rate Notes"), (iv)  $473 million of 10.75% senior unsecured notes due 2020, (v) $739 million of 8.05% senior unsecured notes due 2020 ("8.05% Unsecured Notes") and (vi) $264 million of senior subordinated 10.125% notes due 2016 ("Senior Subordinated Notes"). With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th commencing on May 15, 2014 for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; (iv) every February 1stand August 1st for the 8.05% Unsecured Notes; and (v) every June 15th and December 15th for the Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.24% in effect on December 31, 2013) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. In connection with the refinancing transaction in the first quarter of 2013, under which the majority of our debt essentially became fixed rate debt for the near term, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2013, future obligated debt payments are $93 million in 2014, $35 million in 2015, $637 million in 2016, $32 million in 2017, $32 million in 2018 and $5,682 million thereafter.
Fair Value
At December 31, 2013 and December 31, 2012, the fair value of the aggregate principal amount of our long-term debt was approximately $6,566 million, exclusive of $93 million of current maturities, and $6,562 million, exclusive of $5 million of current maturities, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements for more detail on the notes described in this section along with details on the guarantees, rights and redemption requirements.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Facility and the Indentures governing Freescale Inc.'s senior notes. Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Facility, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of

Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of December 31, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge ratio and the total leverage ratio but did not meet the senior secured ratio or the consolidated secured debt ratio. As of December 31, 2013, Freescale Inc.'s total leverage ratio was 6.50:1, senior secured first lien leverage ratio was 4.74:1, the fixed charge coverage ratio was 2.24:1 and the consolidated secured debt ratio was 5.58:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet some of these ratios does not result in any default under the Credit Facility or the Indentures.
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

(in millions)	Year ended December 31, 2013
Net loss	$(208)
Interest expense, net	483
Income tax expense	40
Depreciation and amortization expense(1)	259
Non-cash share-based compensation expense (2)	48
Fair value adjustment on interest rate and commodity derivatives (3)	(1)
Loss on extinguishment or modification of long-term debt (4)	217
Reorganization of business and other (5)	24
Cost savings (6)	24
Other terms (7)	7
Adjusted EBITDA	$893

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(2)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(3)	Reflects the change in fair value of our interest rate derivatives which are not designated as cash flow hedges under the provisions of ASC Topic 815, “Derivatives and Hedging.”

(4)	Reflects losses on extinguishments and modifications of our long-term debt.

(5)	Reflects items related to our reorganization of business programs and other charges.

(6)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 1, 2009 under our reorganization of business programs that are in process or have already been completed.

(7)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Contractual Obligations
We own most of our major facilities, but we do lease certain office, factory and warehouse space, as well as data processing and other equipment primarily under non-cancellable operating leases.
Summarized in the table below are our obligations and commitments to make future payments in connection with our debt, minimum lease payment obligations (net of minimum sublease income), software, service, supply and other contracts, and product purchase commitments as of December 31, 2013.

	Payments Due by Period
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations (including short-term debt) (1)	$93	$35	$637	$32	$32	$5,682	$6,511
Operating leases	33	22	14	12	7	2	90
Software licenses	41	34	21	7	—	—	103
Service and other obligations (2)	56	32	18	12	—	—	118
Foundry commitments (3)	82	—	—	—	—	—	82
Purchase commitments	21	—	—	—	—	—	21
Total cash contractual obligations (4)	$326	$123	$690	$63	$39	$5,684	$6,925

(1)
Reflects the principal payments under the Credit Facility and the notes. These amounts exclude estimated cash interest payments of approximately $403 million in 2014, $397 million in 2015, $394 million in 2016, $348 million in 2017, $347 million in 2018 and $656 million thereafter (based on currently applicable interest rates in the case of variable interest rate debt).

(2)	Includes capital lease obligations of less $1 million in the aggregate which are payable through 2017.

(3)
Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.

(4)
As of December 31, 2013, we had reserves of $138 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans and payment of $57 million upon the maturity of the senior unsecured floating rate notes in December of 2014. In addition, we expect to spend approximately $35 million over the course of 2014 and approximately $10 million thereafter in connection with the 2012 Strategic Realignment and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of December 31, 2013 of $747 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. In addition, our ability to borrow under the Replacement Revolver was $409 million as of December 31, 2013, as reduced by $16 million of outstanding letters of credit. (Refer to Note 4, "Debt," and Note 10, "Reorganization of Business and Other," for additional discussion of the reorganization actions and borrowing abilities described in this section.)
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
As market conditions warrant, or as repurchase obligations under the agreements governing our Credit Facility and senior notes may require, we and our major equity holders may from time to time repurchase or redeem debt securities issued by Freescale Inc. through redemptions under the terms of the Indentures, in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the Credit Facility or the existing senior notes or for other permitted purposes. Further, depending on market conditions, the strategy for our capital structure and other factors, we also may issue equity securities from time to time in public or private offerings.  There can be no assurance, however, that any issuance of equity or debt securities will occur or be successful.
Off-Balance Sheet Arrangements
We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the presentation of our financial condition and results of operations and the disclosure of contingent assets and liabilities. These estimates and assumptions generally require difficult and subjective accounting judgments and often involve matters that are inherently uncertain.
The estimates that shape our critical accounting policies are assessed on an on-going basis. Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions which might cause a material impact on our financial statements. Our management believes the following accounting policies to be those most critical to the portrayal of our financial condition and those that require the most subjective judgment:
•valuation of long-lived assets;
•restructuring activities;
•accounting for income taxes;
•inventory valuation methodology;
•product sales and intellectual property revenue recognition and valuation; and
•share-based compensation.
We have other significant accounting policies that either do not generally require estimate and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our results. Refer to Note 1, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for further detail on these policies.
Valuation of Long-Lived Assets
We assess the impairment of long-lived assets, which include our property, plant and equipment (PP&E) and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may trigger an impairment analysis for our long-lived assets include significant under-performance of the business, considerable negative industry or economic trends, major changes in our use of the asset and rapid technological changes. Management must make subjective judgments regarding the estimated future cash flows of the asset and its remaining useful life to determine if impairment is necessary. Additionally, if an impairment loss exists, the underlying facts used to determine the original charge may change or estimates may prove to be inaccurate, which could warrant additional impairment charges in future periods.
We determine the fair value of our intangible assets and PP&E in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Our impairment evaluation of identifiable intangible assets and PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the asset group over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the asset group over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the asset group exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued.
Major factors that influence our cash flow analysis are our estimates for future net sales and expenses and the discount rate associated with the asset. These estimates are based upon historical information and future projections for the Company. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our intangible assets or PP&E has been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.
The net book values of these tangible and intangible long-lived assets at December 31, 2013 and 2012 were as follows:

(in millions)	Year ended December 31, 2013	Year ended December 31, 2012
Property, plant and equipment	$681	$715
Intangible assets	52	64
Total net book value	$733	$779
During 2013, we incurred a $4 million charge primarily related to the write-down of the net book value of certain manufacturing assets to their fair market values less the expected cost to sell in association with the classification of the assets as available for sale as of December 31, 2013 and also included a contract termination charge associated with similar manufacturing assets under a previous operating lease. These assets are no longer deemed necessary due to the strategic decision to eliminate certain processes for some of our next generation products.
During 2012, we recorded an $11 million accelerated amortization charge to reorganization of business and other based on the reassessment of useful lives for certain of our purchased licenses which have no future benefit due to being directly related to programs we canceled in connection with the 2012 Strategic Realignment.
During 2011, we recorded $49 million of non-cash asset impairment charges in reorganization of business and other for PP&E as a result of the significant structural and equipment damage to the Sendai, Japan fabrication facility and the Sendai, Japan design center from the March 2011 earthquake which occurred off the coast of Japan near this site. (Refer to Note 2, “Other Financial Data”, Note 9, “Asset Impairment Charges,” and Note 10, “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for further discussion.) As of December 31, 2013 and 2012, no indications of impairment existed with regard to our PP&E and our intangible assets.
Restructuring Activities
We have undertaken, and may continue to undertake, significant restructuring initiatives which have required us, or may require us in the future, to implement plans to reduce our workforce, close facilities, discontinue product lines, refocus our business strategies and consolidate manufacturing, research and design center and administrative operations. We initiate these plans in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. The restructuring reserves include estimated payments for employee termination benefits, such as severance payments, and exit costs, such as termination fees associated with leases or other contracts and other costs related to the closure of facilities. Given the significance and importance of successful execution of our restructuring activities, the complex process requires extensive reviews of plan estimates.
We operate in a highly cyclical industry; and therefore, we monitor and evaluate business conditions on a regular basis. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to earnings when it is determined they are no longer required. In addition, we may incur additional charges for new plans or as a result of changes in estimates for plans previously recorded.
Following the appointment of Gregg Lowe as president and CEO of Freescale in 2012, we completed a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. We recorded cash and non-cash charges of $31 million and $52 million in 2013 and 2012, respectively, in connection with re-allocating research and development resources and re-aligning sales resources. (Refer to Note 2, “Other Financial Data,” and Note 10, “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for more information on the transactions described in this section.)
In 2008, we began executing a series of restructuring actions that are referred to as the “Reorganization of Business Program” which streamlined our cost structure and redirected some research and development investments into expected growth markets. We announced in the second quarter of 2009 our plans to exit our remaining 150 millimeter manufacturing facilities in Sendai, Japan and Toulouse, France, as the industry has experienced a migration from 150 millimeter technologies and products to more advanced technologies and products. The Sendai, Japan facility ceased operations in the first quarter of 2011 due to extensive damage following the March 2011 earthquake off the coast of Japan. The Toulouse, France manufacturing facility ceased operations in the third quarter of 2012 following the scheduled end of production at the site. As of December 31, 2013, the remaining actions to be completed are the sale of the site located in Sendai, Japan and the decommissioning of the land and building located in Toulouse, France along with payment of the remaining separation and exit costs. Our severance and exit costs associated with the Reorganization of Business Program in 2013, 2012 and 2011 were not significant or approximated reversals of prior accruals.
Accounting for Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. As a multinational corporation, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities, net operating loss and other tax carryforwards. Significant management judgment is required in determining whether these deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of these deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more-likely-than-not that deferred tax assets are recoverable. Such items of evidence include our past operating results, the existence of cumulative losses in recent years and our forecast of future profitability and taxable income. A significant piece of objective evidence identified includes the absence of U.S. operational profitability and recent cumulative losses. The evaluation of this evidence requires management to exercise judgment based on the individual facts and circumstances of such evidence.
Valuation allowances of $1,230 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2013. We have not recognized tax benefits for our net U.S. deferred tax assets because ASC Topic 740, “Income Taxes” generally precludes the consideration of the impact of future forecasted income in assessing whether it is more-likely-than-not that all or a portion of our deferred tax assets may be recoverable when the Company has incurred cumulative losses. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. Due to the decrease in domestic cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the U.S. valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further impact this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the time of reversal or the range of impact on the effective tax rate related to these items.
Additionally, in certain foreign jurisdictions, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more-likely-than-not to be realized after considering all positive and negative factors as to the recoverability of these assets. At December 31, 2013 valuation allowances of $58 million have also been recorded on certain deferred tax assets in foreign jurisdictions.
We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we have established reserves recognizing that various taxing authorities may challenge certain positions and our tax positions may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statues of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law. The amounts ultimately paid upon resolution of audits could be different from the amounts previously included in our income tax expense and therefore could have an impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense (benefit) or adjust valuation allowances.
We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2013, we had reserves of $138 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.
Inventory Valuation Methodology
Inventory is valued at the lower of standard cost or estimated net realizable value. We regularly review our inventories and write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand. Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, all of which is subject to change with little or no forewarning. In estimating obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.
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
As of December 31, 2013 and 2012, we recorded $61 million and $58 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. Inventory impairment charges establish a new cost basis for inventory and are recorded in cost of sales. The change in our reserves for inventory from 2013 to 2012 was due to the normal review and accrual of obsolete or excess inventory. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Product Sales and Intellectual Property Revenue Recognition and Valuation
We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales associated with reserves for allowances for collectability, discounts, price protection, product returns and distributor incentive programs at the time the related sale is recognized. The establishment of such reserves is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is highly subjective and requires significant estimates, including, but not limited to, forecasted demand, returns, industry pricing assumptions, distributor resales and inventory levels. In future periods, additional provisions may be necessary due to (i) a deterioration in the semiconductor pricing environment, (ii) reductions in anticipated demand for semiconductor products and/or (iii) lack of market acceptance for new products. If these factors result in a significant adjustment to our reserves, they could significantly impact our future operating results.
Distributor reserves estimate the impact of credits granted to distributors under certain programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data does not represent anticipated future activity. In 2013, 2012 and 2011, 25%, 23% and 23% of our revenue, respectively, was generated from sales of our products to distributors.
On January 7, 2014, in an effort to streamline our operations and improve the efficiency of our global distribution network, we executed a consolidation of our global distribution channel from three to two distribution partners.  In connection with this action, we recorded a modest reduction to net sales with a corresponding decrease to gross margin and net loss in our Consolidated Statement of Operations for the year ending December 31, 2013, related to the potential impact of the discontinued distributor’s inventory held by them as of December 31, 2013.
In revenue arrangements that include multiple deliverables, judgment is required to properly identify the accounting units of such multiple deliverable transactions and to determine the manner in which revenue should be allocated among those accounting units. Net sales from contracts with multiple deliverables are recognized as each deliverable is earned based on the relative fair value of each deliverable or based on each deliverable’s relative selling price depending on the underlying terms of the arrangement. When using each deliverable’s relative selling price various inputs may be required including, but not limited to, our pricing practices, gross margin objectives, internal costs and industry specific information. Changes in any number of these factors may have a substantial impact on the selling price as assigned to each deliverable. These inputs and assumptions represent management’s best estimates at the time of the transaction. Applicable receivables are discounted in accordance with U.S. GAAP.
We entered into several intellectual property revenue arrangements during 2012 that contained multiple deliverables. Certain of these arrangements limited our ability to sell or license some of our intellectual property to other parties through the third quarter of 2013. The total consideration under these agreements was $304 million, of which $78 million was received in 2013 and $198 million was received in 2012. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements can also be linked with other contractual agreements and could represent multiple element arrangements under ASC Topic 605, “Revenue Recognition” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates. Refer to Note 2 “Other Financial Data,” for more information on these intellectual property revenue arrangements.
We recognize revenue from the licensing of our intellectual property when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligations and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized based on royalty reports received from the licensee, provided that all other criteria have been met. Revenue from licensing our intellectual property approximated 5%, 5% and 3% of net sales for 2013, 2012 and 2011, respectively.

Share-Based Compensation
We account for awards granted under our share-based employee compensation plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These plans are more fully described in Note 6, “Employee Benefits and Incentive Plans” in the accompanying Consolidated Financial Statements.
In accordance with ASC Topic 718 and for purposes of determining share-based compensation expense, we estimated the fair values of non-qualified stock options granted under the 2011 Omnibus Plan using the Black-Scholes option-pricing model with the weighted-average assumptions indicated below:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Weighted average grant date fair value per share	$7.05	$6.93	$7.82
Weighted average assumptions used:
Expected volatility	60.71%	63.00%	80.00%
Expected lives (in years)	4.75	5.00	4.75
Risk free interest rate	0.75%	0.92%	0.89%
Expected dividend yield	—%	—%	—%
Due to our continued lack of extensive history as a public company, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of our peer group companies. When establishing the expected life assumption, we used the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption. We also must estimate a forfeiture rate at the time of grant and revise this rate in subsequent periods if actual forfeitures or vesting differ from the original estimates. In addition, for certain of our performance-based awards, we must make subjective assumptions regarding the likelihood that the related performance metrics will be met. These assumptions are based on various operational and market results.
Also, we estimated the fair value of market-based restricted share units granted to certain executives awarded using the Monte Carlo valuation model, which includes a modifier for market results. The number of units that will best will range from 0% to 150% of the target shares awards based on the relative Total Shareholder Return (TSR) of the Company's share price as compared to a set of peer companies. The total compensation cost of these awards, net of forfeitures, will be amortized on a straight-line basis over a period of three years. The assumptions, in addition to projections of market results, used in the Monte Carlo model are outlined in the following table:

Year ended December 31, 2013
Weighted average grant date fair value per share	$17.01
Weighted average assumptions used:
Expected volatility	48.32%
Expected lives (in years)	2.75
Risk free interest rate	0.33%
Expected dividend yield	—%
We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellation of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.
Recent Legislation Changes
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
In order to reduce the exposure of our financial results to fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in countries in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. (Refer to Note 5, "Risk Management," in our accompanying Consolidated Financial Statements for further discussion.)
At December 31, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $112 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at December 31, 2013. Forward contract losses of $6 million for 2013 were recorded in other expense, net in the accompanying Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	December 31, 2013
Chinese Renminbi	$30
Euro	$29
Malaysian Ringgit	$16
Japanese Yen	$15
Indian Rupee	$(5)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange financial instruments would hypothetically decrease by $41 million as of December 31, 2013, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the contract. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At December 31, 2013, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $2 million. These contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of December 31, 2013:

Buy (Sell)	December 31, 2013	Hedged Exposure
Malaysian Ringgit	$80	Cost of sales
Chinese Renminbi	$93	Cost of sales
	$23	Selling, general and administrative
	$23	Research and development
Japanese Yen	$35	Cost of sales
Euro	$(33)	Net sales
Gains of $3 million for 2013 were recorded in the accompanying Consolidated Statement of Operations related to our realized results associated with these cash flow hedges.
Commodity Price Risk
We use gold swap contracts to hedge our exposure to increases in the price of gold wire used in our manufacturing processes. At December 31, 2013 we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 27,500 ounces. All of these outstanding contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $3 million at December 31, 2013. During 2013, losses of $5 million were recorded in cost of sales related to the realized results attributable to these contracts. Based on expected gold purchases for the next twelve months, a 10% increase in the price of gold from the price at December 31, 2013 would increase our cost of sales by $6 million annually, absent our outstanding gold swap contracts. As of December 31, 2013 a 10% increase in the price of gold would increase the fair value of our gold swap contracts by $3 million. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
At December 31, 2013, we had total indebtedness with an outstanding principal amount of $6,511 million, including $3,575 million of variable interest rate debt based on LIBOR. As of December 31, 2013, $3,518 million of our variable rate debt has LIBOR floors that are above the current LIBOR rates, and therefore, is effectively fixed rate debt for so long as LIBOR rates remain below these LIBOR floors. Our remaining variable interest rate debt of $57 million is subject to immediate interest rate risk, because interest payments will fluctuate as the underlying interest rates change. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $1 million per year, because the rates would remain below the aforementioned 1.25% LIBOR floor on the 2020 and 2021 Term Loans. We have effectively terminated our interest rate swap agreements by entering into offsetting agreements and as such, a change in LIBOR rates would not effect the cash flows under our interest rate swap arrangements because we have fixed the remaining payment stream under these arrangements. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $5 million, which was estimated based on the yield curve at December 31, 2013. We continue to monitor the interest rate environment and may opportunistically enter into interest rate swap contracts or similar arrangements to hedge a portion of our exposure to interest rate risk at the time we expect LIBOR rates to exceed the LIBOR floors on our variable rate debt.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $93 million of current maturities, was $6,566 million at December 31, 2013, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in LIBOR rates would impact the fair value of our long-term debt by $95 million.
Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during 2013. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2013, we believe that our exposure to counterparty risk is immaterial.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Freescale Semiconductor, Ltd.:
We have audited the accompanying consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freescale Semiconductor, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Austin, Texas
February 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Freescale Semiconductor, Ltd.:
We have audited Freescale Semiconductor, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Freescale Semiconductor, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Freescale Semiconductor, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 10, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Austin, Texas
February 10, 2014

Freescale Semiconductor, Ltd.
Consolidated Statements of Operations

(in millions, except per share amounts)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net sales	$4,186	$3,945	$4,572
Cost of sales	2,399	2,304	2,677
Gross margin	1,787	1,641	1,895
Selling, general and administrative	464	438	510
Research and development	755	742	797
Amortization expense for acquired intangible assets	13	13	232
Reorganization of business and other	24	(15)	82
Operating earnings	531	463	274
Loss on extinguishment or modification of long-term debt, net	(217)	(32)	(97)
Other expense, net	(482)	(531)	(559)
Loss before income taxes	(168)	(100)	(382)
Income tax expense	40	2	28
Net loss	$(208)	$(102)	$(410)

Net loss per share:
Basic	$(0.81)	$(0.41)	$(1.82)
Diluted	$(0.81)	$(0.41)	$(1.82)
Weighted average common shares outstanding:
Basic	256	248	226
Diluted	259	251	227
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Comprehensive Loss

(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net loss	$(208)	$(102)	$(410)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	(6)	—	(5)
Derivative instruments adjustments:
Unrealized (losses) gains arising during the period	(8)	6	(4)
Reclassification adjustment for items included in net loss	—	1	—
Post-retirement adjustments:
Gains (losses) arising during the period	47	(18)	7
Amortization of actuarial gains included in net loss	2	—	—
Other comprehensive earnings (loss)	35	(11)	(2)
Comprehensive loss	$(173)	$(113)	$(412)
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Balance Sheets

(in millions)	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$747	$711
Accounts receivable, net	388	384
Inventory, net	733	797
Other current assets	127	166
Total current assets	1,995	2,058
Property, plant and equipment, net	681	715
Intangible assets, net	52	64
Other assets, net	319	334
Total assets	$3,047	$3,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$93	$6
Accounts payable	398	323
Accrued liabilities and other	371	543
Total current liabilities	862	872
Long-term debt	6,386	6,375
Other liabilities	393	455
Total liabilities	7,641	7,702

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at December 31, 2013 or 2012	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 258 and 249 issued and outstanding at December 31, 2013 and 2012, respectively	3	2
Additional paid-in capital	8,326	8,217
Accumulated other comprehensive earnings	49	14
Accumulated deficit	(12,972)	(12,764)
Total shareholders’ deficit	(4,594)	(4,531)
Total liabilities and shareholders’ deficit	$3,047	$3,171
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Shareholder's Deficit

	Common Shares(1)
(in millions)	Common Shares	Amount	Additional Paid-in Capital(1)	Accumulated Other Comprehensive Earnings	Accumulated Deficit	Total Stockholders’ Deficit
Balances at January 1, 2011	196	$2	$7,289	$27	$(12,252)	$(4,934)
Net loss	—	—	—	—	(410)	(410)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(5)	—	(5)
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	(4)	—	(4)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	7	—	7
Share-based compensation expense	—	—	27	—	—	27
Issuance of common shares in connection with initial public offering	49	—	838	—	—	838
Issuance of common shares under share-based compensation awards	1	—	1	—	—	1
Balances at December 31, 2011	246	$2	$8,155	$25	$(12,662)	$(4,480)
Net loss	—	—	—	—	(102)	(102)
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	7	—	7
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	39	—	—	39
Issuance of common shares under share-based compensation awards	2	—	9	—	—	9
Issuance of common shares under employee share purchase plan	1	—	14	—	—	14
Balances at December 31, 2012	249	$2	$8,217	$14	$(12,764)	$(4,531)
Net loss	—	—	—	—	(208)	(208)
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(6)	—	(6)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	49	—	49
Share-based compensation expense	—	—	43	—	—	43
Issuance of common shares under share-based compensation awards	7	1	39	—	—	40
Issuance of common shares under employee share purchase plan	2	—	27	—	—	27
Balances at December 31, 2013	258	$3	$8,326	$49	$(12,972)	$(4,594)
(1) Balance at January 1, 2011 adjusted for the impact of the 1-for-5.16 reverse stock split and change in par value as discussed in Note 2.

See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net loss	$(208)	$(102)	$(410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	275	275	724
Reorganization of business and other	24	(15)	82
Share-based compensation	48	43	27
Deferred incomes taxes	58	25	13
Loss on extinguishment or modification of long-term debt, net	217	32	97
Proceeds from business interruption insurance recoveries	—	96	52
Deferred intellectual property revenue	(86)	86	—
Other non-cash items	(7)	4	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(32)	83	24
Inventory, net	60	17	(66)
Accounts payable and accrued liabilities	(38)	(145)	(383)
Other operating assets and liabilities	10	(49)	(16)
Net cash provided by operating activities	321	350	99

Cash flows from investing activities:
Purchases of property, plant and equipment	(151)	(123)	(135)
Proceeds from sale of property, plant and equipment	12	19	68
Purchases and sales of short-term and other investments, net	(1)	1	3
Payments for purchased licenses and other assets	(70)	(73)	(62)
Proceeds from property and casualty insurance recoveries	—	—	37
Net cash used for investing activities	(210)	(176)	(89)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	(5,062)	(734)	(1,853)
Debt issuance proceeds, net of deferred financing costs	4,929	481	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	—	—	838
Proceeds from stock option exercises and ESPP share purchases	62	21	—
Other	—	—	1
Net cash used for financing activities	(71)	(232)	(290)

Effect of exchange rate changes on cash and cash equivalents	(4)	(3)	9
Net increase (decrease) in cash and cash equivalents	36	(61)	(271)
Cash and cash equivalents, beginning of period	711	772	1,043
Cash and cash equivalents, end of period	$747	$711	$772
See accompanying notes.

Freescale Semiconductor, Ltd.
Notes to the Consolidated Financial Statements
(Dollars in millions, except as noted)
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
On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Semiconductor, Ltd. (“Freescale Ltd.”). At the close of the Merger, Freescale Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Ltd. All five of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Freescale Holdings L.P., a Cayman Islands limited partnership (“Freescale LP”), an entity controlled by the Sponsors, owns the majority of the outstanding shares of Freescale Ltd. as of December 31, 2013. The reporting entity subsequent to the Merger is Freescale Ltd. Freescale Ltd. refers to the operations of Freescale Ltd. and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Our consolidated financial statements include all majority-owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All intercompany transactions between and among the Company and its subsidiaries have been eliminated.
In connection with the Merger, Freescale Inc. incurred significant indebtedness. In addition, the purchase price paid in connection with the Merger was allocated to state the acquired assets and assumed liabilities at fair value. The purchase accounting adjustments (i) increased the carrying value of our inventory and property, plant and equipment, (ii) established intangible assets for our trademarks / tradenames, customer relationships, developed technology / purchased licenses, and in-process research and development (which was expensed in the financial statements after the consummation of the Merger), and (iii) revalued our long-term benefit plan obligations, among other things. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges increased significantly. During 2008, however, we incurred substantial non-cash impairment charges against the goodwill and intangible assets established at the time of the Merger. This event served to reduce the post-Merger increase in our non-cash amortization charges, although they are still above pre-Merger levels. As of December 31, 2011, the majority of these adjustments were fully amortized.
During the second quarter of 2011, we completed an IPO with an over-allotment option under which we sold a total of 49 million of our common shares at a public offering price of $18.00 per share. We utilized the net proceeds, along with cash on hand: (i) to repay or redeem a portion of our outstanding indebtedness, (ii) to pay a termination fee to affiliates and advisors of our Sponsors in connection with the termination of our management agreements and (iii) to pay various fees and expenses in connection with amending our Credit Facility, including the establishment of the Replacement Revolver. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” for further discussion of the payment to affiliates and advisors of our Sponsors.)
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Risks and Uncertainties: Our business is significantly impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, various industrial devices relating to factory automation, energy conservation and medical equipment, and consumer electronic devices. We operate in an industry that is cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand.
We continue to focus our resources on our core automotive, networking, industrial and consumer products. Our future net sales and profitability will be affected by, among other factors, the general global economic environment, our ability to meet unscheduled or temporary increases in demand and our ability to meet product development launch cycles in our targeted markets, among other factors.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are related primarily to European customers where these terms are customary and certain customers to whom Freescale ships product directly from Asia, are recognized upon delivery. Accruals are established, with the associated reduction to net sales at the time the related revenue is recognized, for allowances for discounts and product returns based on actual historical experience. Revenue for services is recognized ratably over the contract term or as services are performed.
Net sales from contracts with multiple deliverables are recognized as each deliverable is earned based on the relative fair value of each deliverable when there are no undelivered items that are essential to the functionality of the delivered items and when the amount is not contingent upon delivery of the undelivered items. More specifically, the deliverables under each arrangement are analyzed to determine whether they are separate units of accounting, and if so, the total arrangement consideration is allocated based on each deliverable’s relative selling price using vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”), or estimated selling prices (“ESP”). When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service was sold on a standalone basis. The ESP is determined by considering multiple factors including, but not limited to, our pricing practices, gross margin objectives, internal costs and industry specific information. Changes in any number of these factors may have a substantial impact on the selling price as assigned to each deliverable. These inputs and assumptions represent management’s best estimates at the time of the transaction. Applicable receivables are discounted in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Revenue related to licensing agreements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligations and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized based on royalty reports received from the licensee, provided that all other criteria have been met. As a percentage of sales, revenue related to intellectual property sales or licensing agreements represented 5%, 5% and 3% for the years ended December 31, 2013, 2012 and 2011, respectively.
Distributor Sales: Revenue from sales to distributors of our products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, we offer incentive programs common to the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to net sales, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current distributor inventory levels. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data does not represent anticipated future activity. As a percentage of sales, revenue derived from distributors represented 25%, 23% and 23% for the years ended December 31, 2013, 2012 and 2011, respectively.
On January 7, 2014, in an effort to streamline our operations and improve the efficiency of our global distribution network, we executed a consolidation of our global distribution channel from three to two distribution partners. In connection with this action, we recorded a modest reduction to net sales with a corresponding impact to gross margin and net loss in our Consolidated Statement of Operations for the year ending December 31, 2013, related to the potential impact of the discontinued distributor’s inventory held by them as of December 31, 2013.
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
Share-Based Compensation Costs: We have several share-based employee compensation plans, which are more fully described in Note 6, “Employee Benefit and Incentive Plans.” We account for awards granted under those plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). We estimate the fair value of non-qualified options using the Black-Scholes option-pricing model with the weighted-average assumptions listed in Note 6 or using the Monte Carlo valuation model, as appropriate.

Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within other expense, net in the accompanying Consolidated Statements of Operations. Gains and losses on financial instruments that hedge future cash flows are deferred until such time as the underlying transactions are recognized or are recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.
The effects of translating the financial position and results of operations of local currency functional operations for certain of our non-U.S. subsidiaries into U.S. dollars are included in a separate component of shareholders’ deficit.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the straight-line method, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 3-17 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by Freescale Ltd. as part of the Merger were established in connection with the allocation of fair values at December 2, 2006 and were largely fully depreciated as of December 31, 2011.
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
Impairment of Long-Lived Assets: Long-lived assets held and used by us and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued.
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
Deferred Financing Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt instrument using the effective interest method. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed.
Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2013 and 2012. See Note 3, “Fair Value Measurement,” Note 4, “Debt,” Note 5, “Risk Management” and Note 6, “Employee Benefit and Incentive Plans” for further details concerning fair value measurement, the fair value of our long-term debt, derivative contracts and pension plan assets, respectively.
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
Business Segments: Management believes the current organizational structure of our sales and marketing, new product introduction, and supply chain operations enables us to execute to our strategic growth initiatives. We have five major focused product groups to facilitate faster decision making and focus on delivering new products. Based upon the current organizational structure, we operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer (CEO) has been identified as the Chief Operating Decision Maker as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). We have one operating segment, as defined by ASC Topic 280, and therefore, the aggregation criteria to determine reportable segments are not applicable.
(2) Other Financial Data
Statements of Operations Supplemental Information
Intellectual Property Revenue
Intellectual property revenue for 2013, 2012 and 2011 was $203 million, $191 million and $145 million, respectively. Of these amounts, for 2013 and 2012, $164 million and $136 million, respectively, were associated with multiple deliverable arrangements entered into during the second quarter of 2012. The arrangements included (i) multi-year patent license agreements, ranging from six to eight years, one of which contained renegotiation rights through the third quarter of 2013 and renewal options upon the expiration of such license agreement and (ii) patent sales and services. Certain of these arrangements limited our ability to sell or license some of our intellectual property to other parties through the second quarter of 2013. The total consideration received under these agreements was $304 million, of which $78 million was received in 2013 and $198 million was received in 2012. The remaining cash of $28 million will be received in connection with one of these deliverable arrangements over the next six years, with $5 million anticipated to be received within the next twelve months.
The total consideration was allocated to the separate units of accounting based on their relative selling price. Revenue or other income was recognized for the accounting units when the basic revenue recognition criteria were met, which is consistent with our policy for revenue recognition related to products and services. Revenue for the patent license agreements was recognized over the course of the renegotiation rights period, which expired in the third quarter of 2013, and up front, if renegotiation rights did not exist. Revenue for the patent sales and services was recognized upon delivery of such items, which concluded in the fourth quarter of 2013. Revenue for the remaining items was recognized ratably over the course of the respective agreements through the end of the third quarter of 2013. At December 31, 2013 and December 31, 2012, included in accrued liabilities and other was $1 million and $101 million, respectively, of deferred revenue related to our intellectual property and other agreements.
Loss on Extinguishment or Modification of Long-Term Debt, net
During 2013, we recorded charges totaling $217 million in the accompanying Consolidated Statement of Operations associated with multiple debt refinancing and redemption transactions throughout the year. These charges consisted of make-whole premiums, the write-off of unamortized deferred financing costs and original issue discount (OID) associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for definitions and discussion of transactions and capitalized terms referenced in this section.)
During 2012, we recorded charges totaling $32 million in the accompanying Consolidated Statement of Operations associated with (i) the refinancing of a portion of our Senior Subordinated Notes, which included both the extinguishment and modification of existing debt and the issuance of the 2012 Term Loan, and (ii) the redemption of a portion of our senior notes. These charges consisted of call premiums, the write-off of unamortized deferred financing costs associated with the extinguished debt and other expenses not eligible for capitalization.
During 2011 and in connection with the completion of the IPO, we recorded a net charge of $97 million in the accompanying Consolidated Statement of Operations associated with (i) the amendment of the Credit Facility, (ii) the redemption of indebtedness using the proceeds from the IPO and the over-allotment exercise, (iii) the refinancing of indebtedness and (iv) the open-market repurchases of our senior unsecured notes.

Other Expense, Net
The following table displays the amounts comprising other expense, net in the accompanying Consolidated Statements of Operations:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Interest expense	$(490)	$(519)	$(572)
Interest income	7	9	9
Interest expense, net	(483)	(510)	(563)
Other, net	1	(21)	4
Other expense, net	$(482)	$(531)	$(559)
Cash paid for interest was $497 million, $511 million and $524 million for 2013, 2012 and 2011, respectively.
During the year ended 2012, we recorded losses in other, net of $21 million primarily attributable to the realized results and changes in the fair value associated with our interest rate swap agreements, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), partially offset by foreign currency fluctuations. During the year ended 2011, we recorded a gain in other, net of $4 million primarily attributable to foreign currency fluctuations partially offset by changes in the fair value of our interest rate swaps, interest rate caps and gold swap contracts.
Net Loss Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. Approximately 15 million, 14 million and 12 million for 2013, 2012 and 2011, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

(in millions, except per share amount)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Basic net loss per share:
Numerator:
Net loss	$(208)	$(102)	$(410)
Denominator:
Weighted average common shares outstanding (1)	256	248	226
Basic net loss per share	$(0.81)	$(0.41)	$(1.82)
Diluted net loss per share:
Numerator:
Net loss	$(208)	$(102)	$(410)
Denominator:
Number of shares used in basic computation (1)	256	248	226
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	2	1
Add: Incremental shares for dilutive effect of unvested RSUs (4)	1	1	—
Adjusted weighted average common shares outstanding	259	251	227
Diluted net loss per share (5)	$(0.81)	$(0.41)	$(1.82)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during all periods presented but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.

(3)
Stock options to purchase an aggregate of 4 million, 4 million and 1 million common shares that were outstanding during 2013, 2012 and 2011, respectively, were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs of 1 million for both 2013 and 2011 were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. There were no unvested RSUs that were anti-dilutive in 2012.

(5)	No dilutive securities have been included in the diluted net loss per share calculations, as a net loss was incurred in all periods presented.
Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	December 31, 2013	December 31, 2012
Work in process and raw materials	$497	$578
Finished goods	236	219
Inventory, net	$733	$797
As of December 31, 2013 and December 31, 2012, we had $61 million and $58 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Other Current Assets
Other current assets consisted of the following:

	December 31, 2013	December 31, 2012
Deferred income taxes	$54	$86
Prepaid expenses	27	28
Miscellaneous receivables	19	20
Income tax receivable	6	10
Other	21	22
Total other current assets	$127	$166
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31, 2013	December 31, 2012
Land	$56	$56
Buildings and improvements	862	854
Machinery and equipment	2,520	2,471
Assets not yet placed in service	24	21
Total	3,462	3,402
Less accumulated depreciation and amortization	(2,781)	(2,687)
Property, plant and equipment, net	$681	$715
Depreciation and amortization expense was $181 million, $179 million and $393 million for 2013, 2012 and 2011, respectively. Included in property, plant and equipment, net are capital lease assets of $1 million and $6 million as of December 31, 2013 and 2012, respectively. These capital lease amounts are net of accumulated amortization of $20 million and $35 million as of December 31, 2013 and 2012, respectively.
Intangible Assets, Net
Intangible assets, net of $52 million and $64 million at December 31, 2013 and 2012, respectively, were composed of the following:

	December 31, 2013		December 31, 2012
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$40	$25	$39	$25
Trademarks / tradenames	144	107	144	94
Intangible assets, net	$184	$132	$183	$119
Amortization expense for these intangible assets was $27 million, $29 million and $248 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is estimated to be $25 million in 2014, $20 million in 2015 and $15 million in 2016. There is currently no amortization expense scheduled past 2016. A significant portion of our developed technology established in connection with the Merger became fully amortized during 2011. In connection with the 2012 Strategic Realignment, we recorded an $11 million accelerated amortization charge to reorganization of business and other in the accompanying Consolidated Statement of Operations in 2012 associated with the change in remaining useful lives of certain of our purchased licenses. As a result, operating earnings decreased and net loss increased by approximately the same amount, or by $0.04 per share. (Refer Note 10, “Reorganization of Business and Other” for further details regarding this charge.)

Other Assets, Net
Other assets, net consisted of the following:

	December 31, 2013	December 31, 2012
Deferred financing costs	$102	$106
Deferred income taxes	92	101
Tool and die, net	56	53
Other long-term receivables	34	43
Asia land leases	18	19
Income tax receivable	11	7
Other	6	5
Total other assets, net	$319	$334
Accrued Liabilities and Other
Accrued liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Employee compensation	$150	$120
Interest payable	75	103
Severance	31	107
Taxes other than income taxes	17	9
Deferred revenue	1	101
Other	97	103
Total accrued liabilities and other	$371	$543
Other Liabilities
Other liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Retiree healthcare obligation	$117	$157
Pension obligations	107	102
Deferred income taxes	65	43
Environmental reserves	39	39
Income taxes payable	28	71
Other	37	43
Total other liabilities	$393	$455
Common Shares
During 2011, we effected a 1-for-5.16 reverse stock split of our common shares which is referred to as a share consolidation under Bermuda law. The reverse stock split increased the par value of those common shares from $0.005 per share to $0.0258 per share. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split for January 1, 2011 balances. Also, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and the authorized and issued share capital, as discussed in Note 6, “Employee Benefit and Incentive Plans,” have been adjusted retrospectively to reflect the reverse stock split. Also during 2011, the par value of the common shares was reduced from $0.0258 per share to $0.01 per share, which resulted in an authorized share capital of 1,000 million shares, of which 900 million were designated common shares, par value of $0.01 each, and 100 million were designated preference shares, par value of $0.01 each.

Accumulated Other Comprehensive Earnings

	Unrealized (Loss) Gain on Derivatives	Unrealized (Loss) Gain on Postretirement Obligations	Foreign Currency Translation	Total
Balance at of January 1, 2011	$(1)	$(2)	$30	$27
2011 net change	(4)	7	(5)	(2)
Balance at December 31, 2011	(5)	5	25	25
2012 net change	7	(18)	—	(11)
Balance at December 31, 2012	2	(13)	25	14
2013 net change	(8)	49	(6)	35
Balance at December 31, 2013	$(6)	$36	$19	$49
During 2012, in connection with the dissolution of the Sendai, Japan entity, the cumulative translation adjustment associated with this entity was reclassified from accumulated other comprehensive earnings to reorganization of business and other within the accompanying Consolidated Statement of Operations. This amount was offset by the effects of translating the financial position and results of operations of local currency functional operations for certain of our non-U.S. subsidiaries into U.S. dollars.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of December 31, 2013 and 2012, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In 2013 and 2012, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at December 31, 2013 or 2012.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2013	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$339	$339	$—
Money market mutual funds (1)	5	5	—
Foreign currency derivative contracts (2)	2	—	2
Interest rate swap agreements (3)	1	—	1
Total Assets	$347	$344	$3
Liabilities
Foreign currency derivative contracts (2)	$5	$—	$5
Interest rate swap agreements (3)	6	—	6
Commodity derivative contracts (4)	3	—	3
Total Liabilities	$14	$—	$14

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2012	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$285	$285	$—
Money market mutual funds (1)	192	192	—
Foreign currency derivative contracts (2)	3	—	3
Total Assets	$480	$477	$3
Liabilities
Foreign currency derivative contracts (2)	$1	$—	$1
Interest rate swap agreements (3)	17	—	17
Total Liabilities	$18	$—	$18
The following footnotes indicate where the noted items are reported in our accompanying Consolidated Balance Sheets at December 31, 2013 and December 31, 2012:

(1)
Time deposits and money market mutual funds are reported as cash and cash equivalents. The decline in funds invested in money market mutual funds from December 31, 2012 to December 31, 2013 was largely due to a shift of cash from lower yielding funds to bank accounts to take advantage of the fee offset obtained on bank account holdings.

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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $6,566 million, exclusive of $93 million of current maturities, at December 31, 2013, and $6,562 million, exclusive of $5 million of current maturities, at December 31, 2012 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values on those dates.

(4) Debt
The carrying value of our long-term debt at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Extended maturity term loan due 2016	$—	$2,215
2012 Term Loan due 2019	—	491
2016 Term Loan	347	—
2020 Term Loan	2,349	—
2021 Term Loan	790	—
Replacement revolver due 2016	—	—
Senior secured 10.125% notes due 2018	—	663
Senior secured 9.25% notes due 2018	—	1,380
Senior secured 5.00% notes due 2021	500	—
Senior secured 6.00% notes due 2022	960	—
Senior unsecured floating rate notes due 2014(1)	57	57
Senior unsecured 8.875% notes due 2014	—	98
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	739	739
Senior subordinated 10.125% notes due 2016	264	264
Total debt	6,479	6,380
Less: current maturities	(93)	(5)
Total long-term debt	$6,386	$6,375

(1)	The senior unsecured floating rate notes due 2014 bear interest at a rate, reset quarterly, equal to three month LIBOR (0.24% in effect on December 31, 2013) plus 3.875% per annum.
Fourth Quarter 2013 Debt Refinancing Transactions
On November 1, 2013, Freescale Inc. issued $960 million aggregate principal amount of 6.00% senior secured notes (“6.00% Secured Notes”) which will mature on January 15, 2022. The proceeds from this issuance, along with cash on hand, were used to redeem the remaining $884 million of 9.25% senior secured notes due 2018 ("9.25% Secured Notes") on December 2, 2013, and to pay make-whole premiums totaling $69 million, accrued interest of $11 million and related fees and expenses in a transaction referred to as the “Q4 2013 Debt Refinancing Transaction.” The Q4 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the indentures governing our senior secured, senior unsecured and senior subordinated notes (the "Indentures”). The 6.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Because cash proceeds from the transaction were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the above mentioned portion of the 9.25% Secured Notes, substantially all of the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. A small portion of our lenders under the 6.00% Secured Notes were also lenders under the 9.25% Secured Notes, which effectively resulted in a portion of the previous notes being exchanged by these lenders for new notes. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under ASC Subtopic 470-50 as the difference between the present value of the cash flows under the 6.00% Secured Notes and the present value of the cash flows under the 9.25% Secured Notes held by these lenders was less than 10%.
In connection with this transaction, we incurred approximately $13 million of fees and expenses and $69 million of make-whole premiums, of which a total of $16 million were capitalized and will be amortized over the term of the notes. We recorded a charge of $75 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the majority of the make-whole premiums, the write-off of unamortized deferred financing costs associated with the extinguished debt and other expenses not eligible for capitalization under ASC Subtopic 470-50. (Refer to the "Senior Notes," "Guarantees and Right of Payment," and "Redemption" discussion later in this section for additional details on the terms of the 6.00% Secured Notes. Additionally, refer to Note 2, “Other Financial Data,” for further information on the charges associated with the debt transactions discussed in this note.)
Third Quarter 2013 Debt Redemption and Refinancing Transactions
On August 7, 2013, after the requisite notice period, Freescale, Inc. redeemed the remaining $98 million principal amount of senior unsecured 8.875% notes due 2014 at par, and paid related accrued interest of $1 million. In connection with the redemption, we recorded a charge of $1 million in the Consolidated Statement of Operations associated with the write-off of unamortized deferred financing costs.
On September 11, 2013, Freescale Inc. entered into a new $800 million senior secured term loan facility (the “2021 Term Loan”) pursuant to an amendment to its existing senior secured credit facilities (as so amended and restated, the “Credit Facility” or "Credit Facilities") which will mature on January 15, 2021. The 2021 Term Loan was issued at 99% of par and was recorded at fair value, which was equal to $792 million, reflective of the 1% discount. The proceeds from the issuance of the new term loan, along with cash on hand, were used in the fourth quarter of 2013 after the requisite notice period to redeem the remaining $221 million of the 10.125% senior secured notes due 2018 ("10.125% Secured Notes") and $496 million of the 9.25% Secured Notes, and to pay $24 million of related accrued interest along with fees and expenses associated with this transaction referred to as the “Q3 2013 Debt Refinancing Transaction.” Because cash proceeds from the transaction were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the above mentioned 10.125% Secured Notes and a portion of the 9.25% Secured Notes, substantially all of the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. A small portion of our lenders under the 2021 Term Loan were also lenders under the redeemed notes, which effectively resulted in a portion of the previous notes being exchanged by these lenders for new notes. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under ASC Subtopic 470-50 as the difference between the present value of the cash flows under the 2021 Term Loan and the present value of the cash flows under the 10.125% Secured Notes and the 9.25% Secured Notes held by these lenders was less than 10%. (Refer to the "Credit Facility" discussion later in this section for additional details of the terms of the 2021 Term Loan.)
In connection with this transaction and upon the redemption of the 10.125% Secured Notes and a portion of the 9.25% Secured Notes, we incurred approximately $10 million of fees and expenses and $65 million of make-whole premiums, of which a total of $23 million was capitalized and will be amortized over the term of the underlying loan. In addition to the $75 million charge we recorded in connection with the Q4 2013 Debt Refinancing Transaction, we recorded a charge of $60 million during the fourth quarter of 2013 in the accompanying Consolidated Statement of Operations associated with the redemption of these notes, which consisted of the write-off of unamortized deferred financing costs, the majority of the make-whole premiums and other expenses not eligible for capitalization under ASC Subtopic 470-50.
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
Second Quarter 2013 Debt Refinancing Transaction
On May 21, 2013, Freescale, Inc. issued $500 million aggregate principal amount of 5.00% senior secured notes (“5.00% Secured Notes”) which will mature on May 15, 2021. The proceeds from this issuance, along with cash on hand, were used to redeem $442 million of the 10.125% Secured Notes on June 20, 2013, and to pay make-whole premiums totaling $53 million, accrued interest of $12 million and related fees and expenses in a transaction referred to as the “Q2 2013 Debt Refinancing Transaction.” The Q2 2013 Debt Refinancing Transaction was completed in compliance with the Credit Facility as well as the Indentures. The 5.00% Secured Notes were recorded at fair value which was equal to the gross cash proceeds received from the issuance. Because cash proceeds from the transaction were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the above mentioned portion of the 10.125% Secured Notes, substantially all of the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50. A small portion of our lenders under the 5.00% Secured Notes were also lenders under the 10.125% Secured Notes, which effectively resulted in a portion of the previous notes being exchanged by these lenders for new notes. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under ASC Subtopic 470-50 as the difference between the present value of the cash flows under the 5.00% Secured Notes and the present value of the cash flows under the 10.125% Secured Notes held by these lenders was less than 10%. In connection with this transaction, we incurred approximately $7 million of fees and expenses which were capitalized and will be amortized over the term of the notes. We recorded a charge of $59 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the majority of the make-whole premiums, the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50. (Refer to the "Senior Notes," "Guarantees and Right of Payment," and "Redemption" discussion later in this section for additional details on the terms of the 5.00% Secured Notes.)
First Quarter 2013 Debt Refinancing Transaction
On March 1, 2013, Freescale Inc. obtained new senior secured term loan facilities pursuant to an amendment and restatement of the Credit Facility. The terms of the Credit Facility, among other things, provided for the issuance of a $350 million term loan that will mature in December 2016 (the “2016 Term Loan”) and a $2.39 billion term loan that will mature in

March 2020 (the “2020 Term Loan”). The 2016 Term Loan was issued at par, while the 2020 Term Loan was issued at 99% of par. The term loans were recorded at fair value, which was equal to the $350 million principal amount for the 2016 Term Loan and $2.36 billion for the 2020 Term Loan. The fair value of the 2020 Term Loan was reflective of the 1% discount on issuance along with $3 million of OID previously attributable to the senior secured term loan facility due 2019 (the "2012 Term Loan"), which was deemed exchanged for the 2020 Term Loan. The proceeds from the issuance of the new term loans, along with cash on hand, were used to prepay $496 million of outstanding principal on the 2012 Term Loan, $2.2 billion of outstanding principal on the extended maturity term loan due 2016 (the “Extended Term Loan”), accrued interest of$10 million and a portion of the related fees and expenses associated with this transaction referred to as the “Q1 2013 Debt Refinancing Transaction.” (Refer to the "Credit Facility" discussion later in this section for additional details of the terms of the 2016 and 2020 Term Loans.)
The majority of the proceeds from the issuance of the 2016 and 2020 Term Loans were used to prepay the 2012 Term Loan and the Extended Term Loan, thus relieving Freescale Inc. and certain other Freescale Ltd. subsidiaries of their obligations associated with that liability. This portion of the Q1 2013 Debt Refinancing Transaction constitutes an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. A significant portion of our lenders under the 2012 Term Loan and Extended Term Loan were also lenders under the 2016 and 2020 Term Loans. Effectively, a portion of the previous loans was exchanged by these lenders for new term loans. This part of the transaction was accounted for as an exchange that is a non-substantial modification of debt under ASC Subtopic 470-50, as the difference between the present value of the cash flows under the 2016 and 2020 Term Loans and the present value of the cash flows under the 2012 and Extended Term Loans held by these lenders was less than 10%. Additionally, a portion of the Q1 2013 Debt Refinancing Transaction related to new funds committed under the 2016 and 2020 Term Loans and was accounted for as a new debt issuance. In connection with this transaction, we incurred approximately $10 million of fees and expenses, of which $3 million were capitalized and will be amortized over the terms of the underlying loans. Additionally, we recorded a charge of $22 million in the accompanying Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized deferred financing costs, OID and other expenses not eligible for capitalization under ASC Subtopic 470-50.
Credit Facility
At December 31, 2013, Freescale Inc.’s Credit Facility included (i) the 2016 Term Loan, (ii) the 2020 Term Loan, (iii) the 2021 Term Loan and (iv) the revolving credit facility (the "Replacement Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $425 million. The interest rate on the 2016 Term Loan was 4.75% and the interest rate on both the 2020 Term Loan and 2021 Term Loan was 5.00% at December 31, 2013. At the end of 2013, the Replacement Revolver’s available capacity was $409 million, as reduced by $16 million of outstanding letters of credit.
2016 Term Loan
At December 31, 2013, $347 million was outstanding under the 2016 Term Loan, which will mature on December 1, 2016. The 2016 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Third Amended and Restated Credit Agreement as of March 1, 2013, as further amended in connection with the Q3 2013 Debt Refinancing Transaction (the “Credit Agreement”), provides that the spread over LIBOR with respect to the 2016 Term Loan is 3.75%, with a LIBOR floor of 1.00%. As indicated above, the spread was increased in connection with the issuance of the 2021 Term Loan resulting in a weighted average yield of 4.75%, an increase of 0.50%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2016 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance.
2020 Term Loan
At December 31, 2013, $2,373 million was outstanding under the 2020 Term Loan, which will mature on March 1, 2020. The 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2020 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2020 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At December 31, 2013, the 2020 Term Loan was recorded on the accompanying Consolidated Balance Sheet at a $24 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.

2021 Term Loan
At December 31, 2013, $798 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance. Additionally, the 2021 Term Loan contains a provision whereby Freescale Inc. can call the loan at 101% of the principal amount within twelve months from the date of issuance. At December 31, 2013, the 2021 Term Loan was recorded on the accompanying Consolidated Balance Sheet at an $8 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,993 million in Senior Notes outstanding at December 31, 2013, consisting of (i) $500 million of 5.00% Secured Notes, (ii) $960 million of 6.00% Secured Notes, (iii) $57 million of senior unsecured floating rate notes due 2014 ("Floating Rate Notes"), (iv) $473 million of 10.75% senior unsecured notes due 2020 ("10.75% Unsecured Notes), (v) $739 million of 8.05% senior unsecured notes due 2020 ("8.05% Unsecured Notes") and (vi) $264 million of senior subordinated 10.125% notes due 2016 ("Senior Subordinated Notes"). With regard to our fixed rates notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th commencing on May 15, 2014 for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; (iv) every February 1stand August 1st for the 8.05% Unsecured Notes; and (v) every June 15th and December 15th for the Senior Subordinated Notes. The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 0.24% in effect on December 31, 2013) plus 3.875% per annum, which is payable quarterly in arrears on every March 15th, June 15th, September 15th and December 15th.
Guarantees and Right of Payment
The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2013, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the Credit Agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the Credit Agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied ratably to each class of term loan then outstanding and will be applied to scheduled quarterly installments of such term loans in direct order of maturity.
The 5.00% Secured Notes are governed by the indenture dated as of May 21, 2013 (the “5.00% Indenture”), and the 6.00% Secured Notes are governed by the indenture dated as of November 1, 2013 (the “6.00% Indenture”). The Guarantors also guarantee, jointly and severally, the 5.00% Secured Notes and 6.00% Secured Notes on a senior secured basis. The 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”); the 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”); and, the Floating Rate Notes and the Senior Subordinated Notes are governed by two indentures dated as of December 1, 2006, as supplemented and amended. While the 10.75% Unsecured Notes, 8.05% Unsecured Notes, and the Floating Rate Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors, the Senior Subordinated Notes are guaranteed with a guarantee that ranks junior in right of payment to all of the other senior indebtedness of each Guarantor.

Relative to our overall indebtedness, the 5.00% Secured Notes and the 6.00% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness, (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Floating Rate Notes, the 10.75% Unsecured Notes and the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness, (ii) pari passu to our existing senior unsecured indebtedness, and (iii) senior to all senior subordinated indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to all other of our senior secured and unsecured indebtedness.
Redemption
Freescale Inc. may redeem the 5.00% Secured Notes, in whole or in part, at any time prior to May 15, 2016, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 5.00% Indenture. Freescale Inc. may redeem the notes, in whole or in part, at any time on or after May 15, 2016 at a redemption price equal to a fixed percentage of the notes’ principal balance ranging from 103.75% to 100%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes. In addition, at any time on or prior to May 15, 2016, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price equal to 105% of the aggregate principal amount as described in the 5.00% Indenture. If Freescale Inc. experiences certain change of control events, the 5.00% Secured Note holders may require Freescale Inc. to repurchase all or part of their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date.
Freescale Inc. may redeem the 6.00% Secured Notes, in whole or in part, at any time prior to November 15, 2016, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 6.00% Indenture. Freescale Inc. may redeem the notes, in whole or in part, at any time on or after November 15, 2016 at a redemption price equal to a fixed percentage of the notes’ principal balance ranging from 104.5% to 100% , depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes. In addition, at any time on or prior to November 15, 2016, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price equal to 106% of the aggregate principal amount as described in the 6.00% Indenture. If Freescale Inc. experiences certain change of control events, the 6.00% Secured Note holders may require Freescale to repurchase all or part of their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date.
Freescale Inc. may redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008. The current redemption price equals 100% of the notes’ principal balance plus accrued and unpaid interest.
Freescale Inc. may redeem, in whole or in part, the 10.75% Unsecured Notes at any time prior to August 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 10.75% Indenture. Freescale Inc. may redeem the notes, in whole or in part, at any time on or after August 1, 2015 at a redemption price equal to a fixed percentage of the notes’ principal balance ranging from 105.375% to 100%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes. If Freescale Inc. experiences certain change of control events, holders of the 10.75% Unsecured Notes may require Freescale Inc. to repurchase all or part of their notes at 101% of the principal balance, plus accrued and unpaid interest.
Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes at any time prior to June 1, 2015 at a redemption price equal to 100% of the principal balance, plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as defined in the 8.05% Indenture. Freescale Inc. may redeem, in whole or in part, the 8.05% Unsecured Notes, at any time on or after June 1, 2015 at a redemption price equal to a fixed percentage of the notes’ principal balance ranging from 104.025%, to 100% depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes. In addition, at any time on or prior to June 1, 2014, Freescale Inc. may redeem up to 35% of the aggregate principal balance of 8.05% Unsecured Notes with the proceeds of certain equity offerings at a redemption price equal to 108.05% of the aggregate principal amount, plus accrued and unpaid interest, as described in the 8.05% Indenture. If Freescale Inc. experiences certain change of control events, holders of the 8.05% Unsecured Notes may require Freescale Inc. to repurchase all or part of their 8.05% Unsecured Notes at 101% of the principal balance, plus accrued and unpaid interest.
Freescale Inc. may redeem, in whole or in part, the Senior Subordinated Notes at any time on or after December 15, 2011. The redemption price is at a fixed percentage of the notes’ principal balance, which currently ranges from 101.688% to 100%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes.
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
As of December 31, 2013, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge ratio of 2.00:1 or greater and the total leverage ratio of 6.50:1 or lower but did not meet the senior secured first lien leverage ratio of 4.00:1 or lower or the consolidated secured debt ratio of 3.25:1 or lower. As of December 31, 2013, Freescale Inc.’s total leverage ratio was 6.50:1, senior secured first lien leverage ratio was 4.74:1, the fixed charge coverage ratio was 2.24:1 and the consolidated secured debt ratio was 5.58:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and Indentures. The fact that we do not meet some of these ratios does not result in any default under the Credit Facility or the Indentures.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2013, future obligated debt payments are $93 million in 2014, $35 million in 2015, $637 million in 2016, $32 million in 2017, $32 million in 2018 and $5,682 million thereafter.
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
At December 31, 2013 and December 31, 2012, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $112 million and $217 million, respectively, which are accounted for at fair value. The decline from the prior year is largely attributable to lower Euro exposure due to the payment of Euro-denominated severance liabilities during 2013. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss $1 million at both December 31, 2013 and December 31, 2012. Forward contract losses of $6 million, 2 million and $2 million for 2013, 2012, and 2011, respectively, were recorded in other expense, net in the accompanying Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of December 31, 2013 and December 31, 2012:

Buy (Sell)	December 31, 2013	December 31, 2012
Chinese Renminbi	$30	$23
Euro	$29	$104
Malaysian Ringgit	$16	$26
Japanese Yen	$15	$28
Indian Rupee	$(5)	$(3)
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, selling, general and administrative expenses and research and development expenses. These forward contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815 as of December 31, 2013 and December 31, 2012:

Buy (Sell)	December 31, 2013	December 31, 2012	Hedged Exposure
Malaysian Ringgit	$80	$68	Cost of sales
Chinese Renminbi	$93	$53	Cost of sales
	$23	$13	Selling, general and administrative
	$23	$11	Research and development
Japanese Yen	$35	$—	Cost of sales
Euro	$(33)	$—	Net sales
At December 31, 2013 and December 31, 2012, we had cash flow designated forward contracts with a total fair value of a net unrealized (loss) gain of $(2) million and $2 million, respectively. Gains (losses) of $3 million, $1 million and less than $(1) million for the years ended 2013, 2012 and 2011, respectively, were recorded in the accompanying Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
We use gold swap contracts to hedge our exposure to increases in the price of gold which are designated as cash flow hedges under ASC Topic 815. At December 31, 2013 and December 31, 2012, these contracts had net outstanding notional amounts totaling 27,500 ounces and 17,000 ounces, respectively, which are accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these contracts was a net unrealized loss of $3 million and $1 million at December 31, 2013 and December 31, 2012, respectively. During 2013, 2012, and 2011, (losses) gains of $(5) million, $(3) million and $2 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Additionally, during 2012 and 2011, (losses) gains of less than $(1) million and $2 million, respectively, were recorded in other expense, net in the accompanying Consolidated Statements of Operations related to ineffectiveness on these contracts as well as the change in fair value associated with these swap contracts up to the date of designation. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We have historically used interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In connection with the Q1 2013 Debt Refinancing Transaction, under which the majority of our debt became effectively fixed rate debt for the near term, we either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements which resulted in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. During 2013, we paid $2 million of this liability. The change in fair value arising from the offsetting swap agreements along with the existing agreements are recorded in other expense, net in the accompanying Consolidated Statements of Operations.

In 2013, we recognized a gain of $1 million prior to the termination of the interest rate swap agreements, and in 2012 and 2011, we recognized losses of $17 million and $1 million, respectively, in other expense, net in the accompanying Consolidated Statements of Operations associated with the realized results and change in fair value of our interest rate swaps in accordance with ASC Topic 815.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2013, we believe that our exposure to counterparty risk is immaterial.
(6) Employee Benefit and Incentive Plans
Share and Equity-based Compensation
Our total share and equity-based compensation expense is presented below:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cost of sales	$11	$8	$3
Selling, general and administrative	26	27	21
Research and development	11	8	3
Total	$48	$43	$27
2011 Omnibus Incentive Plan
Non-qualified Options
During 2013, we granted approximately 2.2 million stock options under the 2011 Omnibus Incentive Plan (the "2011 Plan") to certain executives and employees. Included in this amount was 1.9 million stock options from the April 2, 2013 annual long-term incentive grants ("2013 Annual Grant") which had a grant date fair value of $6.90 and strike price of $13.91, which was equal to the closing price on the date of grant. Total compensation costs associated with the stock options under the 2013 Annual Grant was $10 million, net of estimated forfeitures. Pursuant to the 2011 Plan, we had issued approximately 5.8 million non-qualified stock options in Freescale Ltd. (“2011 Options”) with exercise prices ranging from $8.74 to $17.30 per share, to certain qualified participants, which remain outstanding as of December 31, 2013. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of December 31, 2013, we had approximately $26 million in unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Weighted average grant date fair value per share	$7.05	$6.93	$7.82
Weighted average assumptions used:
Expected volatility	60.71%	63.00%	80.00%
Expected lives (in years)	4.75	5.00	4.75
Risk free interest rate	0.75%	0.92%	0.89%
Expected dividend yield	—%	—%	—%
In accordance with ASC Topic 718, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to our lack of extensive history as a public company and the fact that our current equity was not publicly traded prior to May 26, 2011. The peer companies operate in the semiconductor industry and are of similar size. When establishing the expected life assumptions, we use the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a U.S. Treasury security with a maturity similar to the expected life assumption.
A summary of changes in the 2011 Options outstanding during 2013 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2013	4,606	$12.93	6	$2
Granted	2,246	$14.09
Terminated, canceled or expired	(739)	$14.86
Exercised	(306)	$13.71
Balance at December 31, 2013	5,807	$13.09	6	$17
Exercisable options at December 31, 2013	983	$12.56	5	$3
The intrinsic value of options exercised under this plan during 2013 was $1 million.
Restricted Share Units
During 2013, we granted approximately 3.8 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount was 3.5 million RSUs granted in connection with the 2013 Annual Grant with a grant date fair value of $13.91 and total compensation cost of $37 million, net of estimated forfeitures. While RSUs, to the extent earned, generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, some RSUs vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant, or other vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. These grants are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period.
Also, in connection with the 2013 Annual Grant, we granted approximately 0.9 million market-based performance RSUs to certain executives, which cliff vest on the third anniversary of the date of grant. The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative total shareholder return (TSRs) of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for these TSR awards was $17.01, and total compensation cost of $13 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital. The assumptions, in addition to projections of market results, used in the Monte Carlo model are outlined in the following table:

Year ended December 31, 2013
Weighted average grant date fair value per share	$17.01
Weighted average assumptions used:
Expected volatility	48.32%
Expected lives (in years)	2.75
Risk free interest rate	0.33%
Expected dividend yield	—%
We have also granted performance-based RSUs (PRSUs) to certain executives of the Company under the 2011 Plan during 2012. The PRSUs granted, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant for certain executives or vest fully on the third anniversary of the date of grant for PRSUs granted to our CEO. The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1.50 common shares for certain executives or 0 to 1.0 common shares for PRSUs granted to our CEO based on the Company’s achievement of the performance goals for each performance period.
As of December 31, 2013 we had approximately $74 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for TSRs and PRSUs. Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on performance results.

A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during the year ended December 31, 2013 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. grant date fair value per share
Non-vested RSU, TSR and PRSU balance at January 1, 2013	4,520	$14.19
Granted	4,710	$13.98
Issued	(1,145)	$13.59
Terminated, canceled or expired	(794)	$15.34
Non-vested RSU, TSR and PRSU balance at December 31, 2013	7,291	$14.04
The weighted average grant date fair value of RSUs, TSRs and PRSUs granted during 2013, 2012 and 2011 was $13.98, $14.71 and $12.78, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during 2013 and 2012 was $16 million and $3 million, respectively.
On January 5, 2014, we granted share-based compensation under the 2011 Plan to certain executives and employees as part of our annual long-term incentive grants ("2014 Annual Grant"). We granted approximately 2 million stock options and 3.8 million RSUs. The stock options and RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The grant date fair value of the stock options is $6.67 and the strike price for these awards is equal to the closing price on January 3, 2014, the last active trading day prior to the grant date, of $15.37. Total compensation costs associated with these awards of $56 million, net of estimated forfeitures, will be amortizes on a straight-line basis over a period of four years to additional paid-in capital.
Also, as part of the 2014 Annual Grant, we granted TSRs to certain executives. The target units awarded were approximately 1 million, which cliff vest on the third anniversary of the date of grant. The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The grant date fair value for these TSR awards is $15.94, as determined using the Monte-Carlo valuation model, and total compensation costs of $12 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital.
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
Previously granted options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for options and on a one-for-one hundred forty-four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest discussed later in this Note). Options to purchase an aggregate of approximately 3 million shares of Freescale Ltd. common shares, 67 thousand Class B Interests and the 1.2472% Class B-2008 Series Interest were exchanged for new options to purchase an aggregate of approximately 7 million common shares of Freescale Ltd. Options granted pursuant to the Option Exchange have an exercise price of $6.40 per share. In accordance with ASC Topic 718, the increase in the fair value of the Freescale Ltd. options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, net of estimated forfeitures, which was recognized over the four year vesting period of the new options.

Non-qualified Options
In connection with the Merger, we adopted the 2006 MIP, which authorized share-based awards to be granted to management, key employees and directors for up to six million common shares. On February 4, 2009, the 2006 MIP was amended to allow up to approximately 11.7 million common shares to be issued under this plan. On October 28, 2009, the 2006 MIP was further amended to allow up to approximately 13.5 million common shares to be issued under the plan. As of December 31, 2013, the Company had issued approximately 1.6 million non-qualified options to purchase its common shares (“2006 Options”), which remain outstanding, with exercise prices ranging from $6.40 to $36.12 per share, to certain members of management pursuant to the 2006 MIP. (These options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of December 31, 2013 we had approximately $1 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year ended December 31, 2011
Weighted average grant date fair value per share	$7.43
Weighted average assumptions used:
Expected volatility	70.00%
Expected lives (in years)	6.25
Risk free interest rate	1.80%
Expected dividend yield	—%
A summary of changes in the 2006 Options outstanding during the year ended December 31, 2013 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2013	6,746	$6.88	7	$30
Granted	—	$—
Terminated, canceled or expired	(98)	$27.07
Exercised	(5,096)	$6.51
Balance at December 31, 2013	1,552	$6.85	6	$14
Exercisable options at December 31, 2013	1,458	$6.76	5	$14
The intrinsic value of options exercised under this plan during 2013, 2012 and 2011 was $44 million, $9 million and $1 million, respectively.
Under the 2006 MIP, we also issued fully vested options (“Rollover Options”) to purchase approximately 0.8 million shares of our common shares, in exchange for approximately 143 thousand fully vested Freescale Inc. options held by certain members of management that were not exercised before the closing of the Merger. The number and exercise price for the Rollover Options were determined based on a formula that maintained the intrinsic value of the Freescale Inc. options and maintained the fair value of the award before and after conversion. Using the closing price of Freescale Inc.’s common shares at the conclusion of the Merger, the average price for the Rollover Options was $22.24 per share. Except as noted for the number and exercise price, the Rollover Options generally maintained the same terms as the options that existed prior to the Merger.
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
In June 2007, we adopted the 2007 EIP, which authorized the issuance of up to 0.9 million shares of our common shares in the form of share-based awards to key employees. On October 28, 2009, the 2007 EIP was amended to allow up to approximately 2.1 million shares of to be issued under the plan. As of December 31, 2013, 1 million non-qualified options to purchase our common shares (“2007 Options”), with exercise prices ranging from $6.40 to $36.12 per share remain outstanding. (These options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options’ grant date. As of December 31, 2013, we had less than $1 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Year ended December 31, 2011
Weighted average grant date fair value per share	$7.43
Weighted average assumptions used:
Expected volatility	70.00%
Expected lives (in years)	6.25
Risk free interest rate	1.80%
Expected dividend yield	—%
A summary of changes in the 2007 Options outstanding during the year ended December 31, 2013 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2013	1,222	$6.93	7	$37
Granted	—	$—
Terminated, canceled or expired	(35)	$7.33
Exercised	(321)	$6.46
Balance at December 31, 2013	866	$7.08	6	$8
Exercisable options at December 31, 2013	858	$7.06	6	$8
The intrinsic value of options exercised under this plan during 2013, 2012 and 2011 was $3 million, $1 million and less than $1 million, respectively.
Class B Interests
In connection with the Merger, Freescale LP adopted an equity-based management compensation plan (“2006 Interest Plan”), under which 344 thousand unvested Class B Interests in Freescale LP were issued to thirteen individuals, thereby making those individuals parties to the Amended and Restated Agreement of Limited Partnership of Freescale LP (“Limited Partnership Agreement”). Under the provisions of the Limited Partnership Agreement, the Class B Interests will participate in any increase in the equity of the partnership subsequent to the initial contribution. The Class B Interests awards vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The Class B Interests are subject to the terms, conditions, and restrictions of the Limited Partnership Agreement and the Investors Agreement dated December 1, 2006. In 2009, approximately 6 thousand Class B Interests became vested upon the separation of two executives, and concurrently, approximately 3 thousand Class B Interests were forfeited. As of December 31, 2013, 130 thousand Class B Interests, held by former executives of Freescale Inc., remain outstanding. These Class B Interests exclude those canceled in exchange for new options to purchase Freescale Ltd. common shares in connection with the Option Exchange.
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
During 2009, we also granted performance-based deferred stock units (DSUs) to certain executives of Freescale Inc. under the 2006 MIP. The number of DSUs that could be earned pursuant to such awards range from zero to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. As of February 1, 2012, these performance-based DSUs were canceled because the minimum performance conditions were not achieved.

A summary of changes in RSUs and DSUs outstanding during the year ended December 31, 2013 is presented below:

	RSUs and DSUs (in thousands)	Wtd. Avg. grant date fair value per share
Non-vested RSU and DSU balance at January 1, 2013	99	$11.63
Granted	—	$—
Vested	14	$10.48
Issued	(61)	$24.79
Terminated, canceled or expired	(30)	$12.69
Non-vested RSU and DSU balance at December 31, 2013	22	$10.59
The weighted average grant date fair value of RSUs and DSUs granted during 2011 was $12.69. The total intrinsic value of RSUs and DSUs issued under this plan during 2013, 2012 and 2011 was $1 million, $4 million and $1 million, respectively.
Under the terms of the RSU award agreements, common shares are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment, (ii) the participant’s death, (iii) the participant’s disability, (iv) a change of control, or (v) the seventh anniversary of the date of grant. Vested RSUs are considered outstanding until shares have been issued or the awards have been canceled.
As of December 31, 2013, we had less than $1 million in unamortized expense related to RSUs and DSUs issued under the 2006 MIP, net of expected forfeitures, which is being amortized on a straight-line basis over a period of two to four years to additional paid-in capital.
Employee Share Purchase Plan
We initiated an Employee Share Purchase Plan (“ESPP”) upon the completion of the IPO, for which we have approximately 1.6 million remaining common shares reserved for future issuance. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1.
The first ESPP offering period of 2013 began on January 1, 2013 and ended on June 30, 2013. On July 2, 2013, approximately 1 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $11.52 per share. The second offering period for ESPP began on July 1, 2013 and ended on December 31, 2013. On January 3, 2014, approximately 1 million common shares of Freescale were issued to participating employees under the ESPP at a discounted price of $13.64 per share. During both 2013 and 2012, we recognized $4 million in compensation costs related to the 15% discount offered under this plan.
Defined Contribution Plans
We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions which may be made in amounts up to a 100% match of each participant’s pre-tax and/or post-tax contributions to the Plan not to exceed 5% of the participant’s eligible earnings. Under our defined contribution plans, matching contributions totaled $27 million in 2013, $29 million in 2012 and $31 million in 2011.
Incentive Plans
We are parties to an incentive awards program under which the Company has the authority to grant cash bonuses to employees. In conjunction with this awards program, Freescale Inc. has established a bonus plan for the first and second halves of each year. Freescale Inc. plans to allocate an incentive pool percentage to each designated employee for each semi-annual period during the calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool, our performance against pre-established objectives and the employee’s individual performance, subject to adjustment at our sole discretion. We recognized expense of $51 million in 2013 and $59 million in 2011 related to this program. No expense was recorded in 2012, as the company did not achieve the pre-established performance objectives under the bonus plan.
Pension and Post-retirement Benefit Plans
In accordance with the provisions of ASC Topic 715, “Compensation – Retirement Benefits,” we recognize the funded status of our defined benefit post-retirement plans on our accompanying Consolidated Balance Sheets, and changes in the funded status are reflected in comprehensive earnings in the accompanying Consolidated Statements of Comprehensive Loss. The measurement date for all U.S. and non-U.S. plans was December 31st for 2013 and 2012.

Pension Benefits
At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date remained the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of Freescale Inc.’s non-U.S. retirement benefit plans were also frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and Freescale Inc. no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 2,700 non-U.S. employees.
Net periodic benefit cost for pension plans was $13 million, $11 million and $11 million in 2013, 2012 and 2011, respectively. Our contributions to these plans aggregated to $2 million, $3 million and $5 million in 2013, 2012 and 2011, respectively. The estimated amount of net actuarial loss included in accumulated other comprehensive earnings as of December 31, 2013, that is expected to be amortized into net periodic benefit cost over the next fiscal year is $2 million for the non-U.S. defined benefit plans.
The weighted average assumptions for these benefit plans as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Discount rates	3.00%	3.00%
Expected return on plan assets	3.40%	3.40%
Rate of compensation increase	3.20%	3.00%
The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.
The accumulated benefit obligation (ABO) for all defined benefit plans was $142 million and $139 million at December 31, 2013 and 2012, respectively. The projected benefit obligation of these plans was $158 million and $155 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, plan assets of approximately $53 million and $55 million, respectively, were principally invested in equity, debt and guaranteed investment securities.
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
The fair values of our pension plan assets at December 31, 2013 and 2012 by asset category, utilizing the fair value hierarchy discussed in Note 3, “Fair Value Measurements,” are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2013	Total	(Level 1)	(Level 2)
Assets
Common collective trust	$39	$—	$39
Insurance contracts	14	—	14
Total assets	$53	$—	$53

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2012	Total	(Level 1)	(Level 2)
Assets
Common collective trust	$41	$—	$41
Insurance contracts	14	—	14
Total assets	$55	$—	$55
Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2013 and 2012 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.
Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved. The value of the insurance contracts is considered Level 2. There were no Level 3 instruments at December 31, 2013 or 2012.
Post-retirement Health Care Benefits
Certain retiree benefits are available to eligible U.S. employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan ("Post-retirement Healthcare Plan"). At the Distribution Date, Freescale Inc. assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vested within the three year period following the Distribution.
The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Service cost	$1	$1	$1
Interest cost	6	7	9
Net amortization of gains	(1)	(1)	—
One-time deviation	—	—	(1)
Post-retirement expense	$6	$7	$9
The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2013 and 2012. Our obligation consists of an ABO and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning of year	$166	$158	$177
Service cost	1	1	1
Interest cost	6	7	9
Actuarial loss (gain)	(45)	10	(18)
Benefits paid, net	(6)	(6)	(10)
Prior service cost	—	(5)	—
Other	—	1	—
One-time deviation	—	—	(1)
Total benefit obligation	$122	$166	$158
Benefit payments, which reflect expected future service, are estimated to be $5 million in 2014, $7 million in 2015, $8 million in 2016, $9 million in 2017, $10 million in 2018 and $51 million for the next five years thereafter. The estimated amount of net actuarial gain and unrecognized prior service credit included in accumulated other comprehensive earnings as of December 31, 2013, that are expected to be amortized into net periodic benefit cost over the next fiscal year is $4 million for U.S retiree health care plan.
The weighted average assumptions for these retiree medical benefits as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.75%	3.75%
Assumed health care trend rate for next year	6.72%	7.24%
Assumed ultimate health care trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2020
The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.
The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2014 costs by less than $1 million and increase the benefit obligation at December 31, 2013 by $11 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2014 costs by less than $1 million and decrease the benefit obligation at December 31, 2013 by $9 million.
The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2013	December 31, 2012
Benefit obligation	$(122)	$(166)
Fair value of plan assets	—	—
Funded status	(122)	(166)
Unrecognized net gain	(67)	(23)
Unrecognized prior service cost	(4)	(5)
Accrued cost	$(193)	$(194)
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
Components of loss before income taxes are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Bermuda	$(8)	$(8)	$(13)
United States	(388)	(301)	(536)
Foreign	228	209	167
Loss before income taxes	$(168)	$(100)	$(382)

Components of income tax expense are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Current:
United States	$—	$—	$—
Foreign	22	23	19
Total current	$22	$23	$19
Deferred:
United States	$44	$11	$5
Foreign	14	14	8
Total deferred	$58	$25	$13
Non-current:
United States	$(44)	$(10)	$—
Foreign	4	(36)	(4)
Total non-current	$(40)	$(46)	$(4)
Total expense for income taxes	$40	$2	$28
During 2013, cash paid for taxes was $5 million, net of refunds including a withholding tax refund of $13 million. Cash paid for taxes was $18 million and $25 million for 2012 and 2011, respectively.
ASC Topic 740, “Income Taxes” (“ASC Topic 740”) requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. We assess available positive and negative evidence to estimate if sufficient taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence evaluated includes the absence of U.S. operational profitability and recent cumulative losses. As we have incurred cumulative losses in the United States, the Company recorded a valuation allowance on substantially all of its U.S. net deferred tax assets. Due to the decrease in domestic cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the U.S. valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further impact this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis, and at this time, the Company is not able to make a reasonable estimate of the time of reversal or the range of impact on the effective tax rate related to these items. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets.
The provision for income taxes differed from the amount computed by applying the Bermuda statutory rate of 0% to our loss before tax as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Provision at Bermuda Statutory rate of zero	$—	$—	$—
Taxes on U.S. and foreign (losses) earnings which are different than the Bermuda rate	(22)	(71)	(136)
Valuation allowance on deferred taxes	153	131	207
Research credits	(32)	(12)	(32)
Foreign capital incentive	(12)	(7)	(10)
Other activity in unrecognized tax benefits	(45)	(44)	(6)
Other	(2)	5	5
Total expense for income taxes	$40	$2	$28
A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2020. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $2 million, $2 million and $3 million for 2013, 2012 and 2011, respectively. The benefit of the tax holidays on diluted net loss per share was $0.01 in each of 2013, 2012 and 2011.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2013	December 31, 2012
Tax carryforwards	$778	$703
Accrued interest	461	308
Depreciation	180	225
Employee benefits	86	102
Other capitalized items	76	84
Accrued intercompany expenses	33	66
Inventory	31	41
Sales, bad debt and warranty reserves	25	20
Share-based compensation	23	44
Other, net	17	23
Environmental reserves	16	16
Foreign capital incentive	13	25
Investments	10	10
Deferred revenue	(1)	34
Debt issuance costs	(14)	2
Undistributed foreign earnings	(366)	(406)
Valuation allowance	(1,288)	(1,156)
Net deferred tax assets	$80	$141
We periodically repatriate earnings to the U.S. from our foreign subsidiaries to service debt obligations and other liquidity needs. Accordingly, we have provided additional deferred taxes for the anticipated repatriation of earnings of our foreign subsidiaries where our management has determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for income taxes has been provided. It is not practicable to reasonably estimate the amount of additional income tax liabilities that may be payable should these earnings be distributed in the future.
Gross deferred tax assets were $1,888 million and $1,842 million at December 31, 2013 and 2012, respectively. Gross deferred tax liabilities were $520 million and $545 million at December 31, 2013 and 2012, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying Consolidated Balance Sheets:

	December 31, 2013	December 31, 2012
Other current assets	$54	$86
Other assets	92	101
Accrued liabilities	(1)	(3)
Other liabilities	(65)	(43)
Net deferred tax assets	$80	$141
At December 31, 2013 and 2012, we had valuation allowances of $1,230 million and $1,089 million, respectively, against certain of our deferred tax assets in the United States, and valuation allowances of $58 million and $67 million, respectively, against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more-likely-than-not to be realized. Valuation allowances have been recorded on substantially all our U.S. deferred tax assets, as we have incurred cumulative losses in the United States. We have not recognized all of the tax benefits for these losses as we are precluded from considering the impact of future forecasted earnings pursuant to the provisions of ASC Topic 740 in assessing whether it is more-likely-than-not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting U.S. pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. During 2013, we recorded a net increase in our valuation allowance of $132 million. This net increase consisted of a $141 million increase in our U.S. valuation allowance, partially offset by a $9 million decrease in our overall foreign valuation allowance. The increase in the U.S. valuation allowance is attributable to an overall increase in U.S. net deferred tax assets, $154 million of which was recorded through deferred tax expense and a $13 million benefit was recorded in other comprehensive earnings. The decrease in the foreign valuation allowance was a result of a $1 million deferred tax benefit recorded through deferred tax expense and an $8 million deferred tax benefit recorded in other comprehensive earnings.

At December 31, 2013, we had (i) U.S. federal net operating losses of $421 million, which expire in the years 2016 through 2033, (ii) state net operating losses of $357 million, which expire in the years 2015 through 2033, and (iii) foreign capital losses of $48 million, which do not expire, and foreign net operating losses of $130 million, which expire starting in 2014. We had (i) U.S. federal research credits of $271 million, which expire in the years 2015 through 2033, (ii) state research credits of $109 million, which expire in the years 2018 through 2033, and (iii) foreign research credits of $10 million, which expire in the years 2027 through 2033. We also had U.S. foreign tax credits of $273 million, which expire in the years 2014 through 2023. If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of U.S. federal carryforwards that can be utilized.
We account for uncertainty in tax positions in accordance with ASC Topic 740, which prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. ASC Topic 740 requires us to recognize in our financial statements, the impact of a tax position, if that position is more-likely-than-not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
For the years ended December 31, 2013, 2012 and 2011, the total amount of unrecognized tax benefits was as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Balance as of beginning of year	$168	$207	$210
Tax positions related to the current year:
Additions	13	2	7
Reductions	—	—	—
Tax positions related to prior years:
Additions	1	—	—
Reductions	(3)	(22)	(6)
Foreign currency translation adjustments	—	(1)	(1)
Settlements	(1)	(1)	—
Lapses in statutes of limitations	(46)	(17)	(3)
Balance as of end of year	$132	$168	$207
As of December 31, 2013, 2012 and 2011, unrecognized tax benefits were $132 million, $168 million and $207 million, respectively. During 2013, the liability for unrecognized tax benefits decreased by $46 million due to statue lapses of which $44 million did not impact our effective tax rate, as the benefits were offset by valuation allowances on our deferred tax assets. The total liability for unrecognized tax benefits at December 31, 2013, 2012 and 2011, which includes interest and penalties, was $138 million, $173 million and $217 million, respectively. The amount of tax benefits included in this total liability which, if recognized, would affect our effective tax rate is $28 million, $28 million and $61 million as of December 31, 2013, 2012 and 2011, respectively. The remaining portion of the total liability in each year represents tax benefits that were offset by valuation allowances on our deferred tax assets and would not have an impact to the effective tax rate.
We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2013, our reserves for interest and penalties did not change. During 2012 and 2011, we released (accrued) $4 million and $(2) million, respectively, of reserves for interest and penalties. As of both December 31, 2013 and 2012, we had accrued interest and penalties of $6 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our income tax returns for the 2004 through 2012 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material negative impact on our financial condition or results of operations. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. The Company does not expect the liability for unrecognized tax benefits to decrease substantially during the next twelve months. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.
On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATR Act”) which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the ATR Act were recognized in 2013. The renewal of this credit did not change the Company’s effective tax rate because the Company has incurred cumulative domestic losses, and has recorded valuation allowances against substantially all its domestic deferred tax assets.

(8) Commitments and Contingencies
Leases
We own most of our major facilities; however, we do lease certain office and warehouse space, and information technology and other equipment under principally non-cancellable operating leases expiring through 2022. Rental expense, net of sublease income, for the years ended December 31, 2013, 2012, and 2011 was $34 million, $36 million and $34 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2013 are $33 million, $22 million, $14 million, $12 million and $7 million, respectively, and $2 million thereafter.
In 2011, we executed the sale and partial leaseback of our facilities in Tempe, Arizona and East Kilbride, Scotland. We received $57 million in cash proceeds for the sale of these properties resulting in a $17 million gain, of which a substantial portion was deferred. This deferred gain is being amortized in proportion to our gross rental expense over the term of our operating leases at these properties, in accordance with ASC Subtopic 840-40, “Sale-Leaseback Transactions.” During 2013, 2012 and 2011, we recognized $2 million, $3 million and $1 million, respectively, of this deferred gain as a reduction of our gross rental expense.
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $103 million as of December 31, 2013.
We have multi-year commitments under various software, service, supply and other contracts requiring payments for each of the four years subsequent to December 31, 2013 of $97 million, $66 million, $39 million and $19 million, respectively. Currently, there are no payments related to these items scheduled beyond 2017.
Contingencies
Environmental
Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, Freescale Inc. has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale Inc. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis, as the amount and timing of cash payments become fixed or readily determinable, for the estimated remediation periods, ranging from six years to over 50 years.
Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of December 31, 2013 and 2012, the undiscounted future cash flows are estimated at $82 million and $83 million, respectively. The expected payments for 2014 through 2018 are $5 million, $5 million, $5 million, $4 million and $3 million, respectively, with remaining expected payments of $60 million anticipated thereafter. Accruals at December 31, 2013 and 2012 were $44 million (utilizing a discount rate of 4.7%) and $44 million (utilizing a discount rate of 4.4%), respectively, the majority of which are included in other liabilities on the accompanying Consolidated Balance Sheets, with related charges to operating earnings of $2 million, $3 million and $2 million in 2013, 2012, and 2011, respectively. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.
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
On April 17, 2007, Tessera filed a lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale Inc., Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of two identified patents related to ball grid array packaging technology. The lawsuit was subsequently transferred to the United States District Court for the Northern District of California. This case was proceeding through the discovery phase of litigation and was set for trial in April of 2014. In connection with mediation proceedings initiated in the third quarter of 2013, Freescale Inc. and Tessera executed a settlement agreement in August 2013 and Freescale Inc. made a cash payment to Tessera, which settled the litigation described above. The parties also signed a limited standstill agreement, agreeing to not bring additional claims against the other party for a fixed period. The compensation paid by us under these agreements does not have a material impact on our financial position, results of operations or cash flows as of or for the year ended December 31, 2013.
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
Historically, we have not made significant payments for indemnification provisions contained in these agreements. During 2012, we recorded a benefit of $4 million to reorganization of business and other for the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. At December 31, 2013, we have no accruals related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2013, such losses would not have a material negative impact on our financial position, results of operations or cash flows.
(9) Asset Impairment Charges
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of long-lived assets to be held and used by comparing the carrying value of the assets to the estimated future net undiscounted cash flows expected to be generated by the asset group. An asset is considered impaired if the carrying value of the asset group is greater than its estimated future net undiscounted cash flows.
We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the asset group exceeds the fair value of the assets. The fair value of the asset is the quoted market price, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset group being valued. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. We project cash inflows and outflows until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.
Asset impairment charges of $49 million have been included in reorganization of business and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011 in accordance with ASC Topic 360 “Impairment and Disposal of Long Lived Assets” (“ASC Topic 360”). These charges related primarily to our former manufacturing facility in Sendai, Japan that suffered extensive infrastructure, equipment and inventory damage as the result of the March 2011 earthquake. (Refer to Note 10, “Reorganization of Business and Other,” for further details regarding these charges.)

(10) Reorganization of Business and Other
Year Ended December 31, 2013
2012 Strategic Realignment
As a result of the strategic review we completed during 2012 to identify opportunities to accelerate revenue growth and improve profitability, we have shifted our research and development investment and sales force to reflect this strategic realignment. During 2013 and 2012, we recorded a total of $31 million and $52 million, respectively, in charges to reorganization of business and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources, as further described below.
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
The following table displays a roll-forward from January 1, 2013 to December 31, 2013 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Usage	Accruals at December 31, 2013
Employee Separation Costs
Supply chain	$6	$3	$—	$(4)	$5
Selling, general and administrative	11	1	—	(10)	2
Research and development	13	—	—	(11)	2
Total	$30	$4	$—	$(25)	$9
Related headcount	270	120	—	(220)	170
Exit and Other Costs	$2	$28	$(2)	$(20)	$8
We incurred $4 million of additional employee separation charges related to the continued implementation of the strategic plan initiated during the 2012. The $25 million used reflects cash payments made to employees separated as part of the plan during 2013. The accrual of $9 million at December 31, 2013 reflects the estimated liability to be paid to the remaining 170 employees to be separated through the first quarter of 2015 based on current exchange rates.
Additionally, we recorded $28 million of exit and other costs related to (i) additional compensation for employees who were deemed crucial to the continuing implementation of the 2012 Strategic Realignment, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”), on which we recorded a $2 million adjustment during 2013. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our current president and CEO) employment agreement.
Other Charges
During 2013, we incurred a $4 million charge primarily related to the write-down of the net book value of certain manufacturing assets to their fair market values less the expected cost to sell in association with the classification of the assets as available for sale as of December 31, 2013 and also included a contract termination charge associated with similar manufacturing assets under a previous operating lease. These assets are no longer deemed necessary due to the strategic decision to eliminate certain processes for some of our next generation products.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets ("Reorganization of Business Program"). Since the inception of the plan, we have recorded $244 million in charges to reorganization of business and other. The only remaining actions relating to this reorganization program are demolishing the buildings and selling the land located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.

The following table displays a roll-forward from January 1, 2013 to December 31, 2013 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at December 31, 2013
Employee Separation Costs
Supply chain	$77	$—	$(1)	$(59)	$17
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(1)	$(59)	$21
Related headcount	520	—	—	(490)	30
The $59 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during 2013. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation, which reflects the strengthening of the U.S. dollar against the Euro during the first half of 2013. The accrual of $21 million at December 31, 2013 reflects the estimated liability to be paid through 2014 (i) to the remaining 30 employees to be separated, along with previously separated employees still receiving severance benefits and (ii) for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During 2013 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $6 million charge related to on-going closure and decommissioning costs. We also recorded a benefit of $5 million related to the sale of a portion of our former manufacturing facility located in Sendai, Japan, offset by a $1 million charge related to demolition costs incurred in preparation of the remaining site for sale.
Year Ended December 31, 2012
Chief Executive Leadership Transition
During the year ended of 2012, a charge of $13 million was recorded in reorganization of business and other related to the change in the executive leadership of the Company. The majority of this amount was related to indemnification and other provisions included in our current CEO's employment agreement along with other costs associated with his hiring. We also recognized costs related to the successful transition of duties of our former Chairman of the Board of Directors and CEO.
2012 Strategic Realignment
The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments	Used	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$—	$8	$—	$(2)	$6
Selling, general and administrative	—	14	—	(3)	11
Research and development	—	16	—	(3)	13
Total	$—	$38	$—	$(8)	$30
Related headcount	—	660	—	(390)	270
Exit and Other Costs	$—	3	—	(1)	$2
In 2012, we recorded $38 million in cash charges for severance costs of which $8 million were paid to employees separated as part of the 2012 Strategic Realignment. Additionally, we recorded $3 million in exit and other costs primarily related to additional compensation for employees who were deemed crucial to the implementation of the plan in accordance with ASC Topic 420. During 2012, we paid $1 million of these exit costs.
Accelerated Amortization Charge
In connection with the re-allocation of research and development resources under the 2012 Strategic Realignment, we stopped pursuing certain products and technologies. As a result and in accordance with ASC Topic 360, we recorded a charge of $11 million to reorganization of business and other based on the reassessment of useful lives and related acceleration of the remaining amortization for certain of our purchased licenses which had no future benefit due to being directly related to programs we canceled. (Refer to Note 2, “Other Financial Data,” for further details regarding this charge.)

Sendai, Japan Fabrication Facility and Design Center
In March 2011, an earthquake off the coast of Japan caused extensive infrastructure, equipment and inventory damage to our 150 millimeter fabrication facility and design center in Sendai, Japan. During 2012, we recorded a $90 million benefit for business interruption insurance recoveries, which was partially offset by $9 million of expenses related to on-going closure and other costs associated with the dissolution of the Sendai, Japan entity. We also recorded a benefit of $9 million related to proceeds received in connection with the sale of the Sendai, Japan design center. Additionally in 2012, the remaining $3 million of contract termination exit costs previously accrued in connection with the site closure were paid.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2012 to December 31, 2012 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2012	Charges	Adjustments & Currency Impact	Usage	Accruals at December 31, 2012
Employee Separation Costs
Supply chain	$106	$—	$1	$(30)	$77
Selling, general and administrative	8	—	(6)	—	2
Research and development	14	—	(12)	—	2
Total	$128	$—	$(17)	$(30)	$81
Related headcount	720	—	—	(200)	520
Exit and Other Costs	$6	$2	$(2)	$(6)	$—
The $30 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program in 2012. We adjusted our anticipated future severance payments by $14 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro partially offset by the weakening of the U.S. dollar against the Japanese Yen since the charges were originally recorded in 2009. Additionally, we reversed $3 million of accruals related to the finalization of the closure of the Sendai, Japan manufacturing facility. During 2012, we also (i) recorded and paid $2 million in exit costs related to the termination of various supply agreements in connection with the closure of our Toulouse, France manufacturing facility and (ii) restructured a lease agreement where we had previously recorded charges for vacant office space, resulting in an adjustment of $2 million and payments of $4 million during the year.
Other Contingencies
During 2012, we recorded a benefit of $16 million related to the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business and the expiration of contractual obligations associated with the wind down of our cellular handset business. Additionally, we incurred $18 million of on-going closure and decommissioning costs associated with the closure our Toulouse, France manufacturing facility and a net $5 million contract termination charge related to our corporate jet lease agreement accounted for in accordance with ASC Topic 420.
Year Ended December 31, 2011
During 2011 and in connection with the completion of our IPO, we recorded $71 million of cash costs attributable primarily to the termination of various management agreements with affiliates and advisors of the Sponsors. (Refer to Note 11, “Certain Relationships and Related Party Transactions,” for more information regarding this management agreement).
Additionally, we accelerated the closure our Sendai, Japan fabrication facility during 2011 due to extensive damage from the March 2011 earthquake off the coast of Japan. As a result of this closure, we incurred $118 million in charges associated with non-cash asset impairment and inventory charges along with cash costs for employee termination benefits, contract termination and other on-going closure costs. These charges were partially offset by benefits of $95 million attributable to earthquake-related insurance recoveries and $10 million related to the sale of certain tools and equipment at the site. We also recorded a benefit of a $2 million related to the settlement of the majority of our Sendai, Japan subsidiary’s pension plan liability.
(11) Certain Relationships and Related Party Transactions
Prior to the IPO, we had management agreements with affiliates or advisors of the Sponsors and other investors in Freescale LP pursuant to which the Sponsors and other investors in Freescale LP or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provided management and advisory services to us. Pursuant to the agreements, the Advisors received an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors could receive additional compensation for (i) investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction or (ii) other consulting services provided to the Company by the Advisors and out-of-pocket expenses incurred by the Advisors while providing such consulting services. The management agreements included customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements were terminated by us in connection with the completion of the IPO in the second quarter of 2011. Pursuant to the terms of the management agreements, the Advisors received a $68 million payment in 2011 from us in consideration for the termination of these services. (Refer to Note 10, “Reorganization of Business and Other,” for further discussion.) For the year ended December 31, 2011, we recorded management fees of $12 million in selling, general and administrative expense prior to the termination of the agreement.
Other Arrangements with Affiliates of our Sponsors
We have various agreements with affiliates of our Sponsors to provide certain administrative and support services under which we recognized $20 million, $15 million and $8 million in selling, general and administrative expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had an amount due to these related parties in connection with these arrangements of $5 million and $4 million, respectively.
(12) Supplemental Enterprise-Wide Information
Geographic Region Information
The following geographic region information includes net sales, as measured by each of our subsidiaries from which our products were sold to external customers, as well as property, plant and equipment based on physical location. Net sales by country for the years ended December 31, 2013, 2012, and 2011, as well as property, plant and equipment as of December 31, 2013 and 2012 were as follows:

	Net Sales
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Hong Kong	$1,191	$1,107	$1,403
United States	1,097	1,061	1,126
Switzerland	974	929	1,232
Malaysia	692	606	543
Japan	202	227	245
Other nations	30	15	23
Total net sales	$4,186	$3,945	$4,572

	Property, Plant and Equipment
	December 31, 2013	December 31, 2012
United States	$327	$346
Malaysia	202	211
China	88	85
Other nations	64	73
Total property, plant and equipment, net	$681	$715

Product Group Revenues
Our product revenues are aligned into five focused product groups: Microcontrollers, Digital Networking, Automotive MCUs, Analog and Sensors and Radio Frequency. We also derive net sales from “Other” which consists of product sales associated with end markets outside of target markets, including the cellular market, intellectual property licensing and sales, foundry wafer sales to other semiconductor companies and net sales from sources other than semiconductors. Net sales by product group for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Microcontrollers	$826	$707	$790
Digital Networking	915	852	928
Automotive MCUs	1,063	986	1,072
Analog and Sensors	736	722	785
Radio Frequency	352	303	418
Other	294	375	579
Total net sales	$4,186	$3,945	$4,572
Major Customers
Continental Automotive represented 15%, 15% and 13% of our total net sales in 2013, 2012 and 2011, respectively. No other end customer represented more than 10% of our total net sales in any of the last three years.
(13) Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2013 and 2012:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions(1)	Balance at end of period
As of December 31, 2013:
Allowance for doubtful accounts	$2	$1	$(1)	$2
Product and service warranties	$6	$—	$(1)	$5
As of December 31, 2012:
Allowance for doubtful accounts	$2	$—	$—	$2
Product and service warranties	$4	$2	$—	$6
(1) Accrual usage
(14) Supplemental Guarantor Condensed Consolidating Financial Statements
As a result of the Merger and subsequent debt refinancing transactions, we had $2,993 million aggregate principal amount of Senior Notes outstanding as of December 31, 2013, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of December 31, 2013, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation.”)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and December 31, 2012, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,363	$5,482	$(6,659)	$4,186
Cost of sales	—	—	3,885	5,173	(6,659)	2,399
Gross margin	—	—	1,478	309	—	1,787
Selling, general and administrative	7	—	640	194	(377)	464
Research and development	—	—	488	267	—	755
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of business and other	—	—	17	7	—	24
Operating (loss) earnings	(7)	—	320	(159)	377	531
Loss on extinguishment or modification of long-term debt	—	—	(217)	—	—	(217)
Other income (expense), net	218	220	119	387	(1,426)	(482)
Earnings (loss) before income taxes	211	220	222	228	(1,049)	(168)
Income tax expense	—	—	2	38	—	40
Net earnings (loss)	$211	$220	$220	$190	$(1,049)	$(208)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Year Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$211	$220	$220	$190	$(1,049)	$(208)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	—	—	—	(6)	—	(6)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(8)	—	—	(8)
Reclassification adjustment for items included in net earnings (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains arising during the period	—	—	44	3	—	47
Amortization of actuarial (losses) gains included in net earnings (loss)	—	—	(1)	3	—	2
Other comprehensive (loss) earnings	—	—	35	—	—	35
Comprehensive earnings (loss)	$211	$220	$255	$190	$(1,049)	$(173)

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,179	$5,339	$(6,573)	$3,945
Cost of sales	—	—	3,827	5,050	(6,573)	2,304
Gross margin	—	—	1,352	289	—	1,641
Selling, general and administrative	7	—	643	184	(396)	438
Research and development	—	—	471	271	—	742
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of business and other	—	—	(35)	20	—	(15)
Operating (loss) earnings	(7)	—	260	(186)	396	463
Loss on extinguishment or modification of long-term debt	—	—	(32)	—	—	(32)
Other income (expense), net	92	94	(141)	405	(981)	(531)
Earnings (loss) before income taxes	85	94	87	219	(585)	(100)
Income tax (benefit) expense	—	—	(7)	9	—	2
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Reclassification adjustment for items included in net earnings (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Losses arising during the period	—	—	(6)	(12)	—	(18)
Amortization of actuarial gains included in net earnings (loss)	—	—	—	—	—	—
Other comprehensive earnings (loss)	—	—	1	(12)	—	(11)
Comprehensive earnings (loss)	$85	$94	$95	$198	$(585)	$(113)

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$6,078	$6,298	$(7,804)	$4,572
Cost of sales	—	—	4,486	5,995	(7,804)	2,677
Gross margin	—	—	1,592	303	—	1,895
Selling, general and administrative	12	—	664	208	(374)	510
Research and development	—	—	504	293	—	797
Amortization expense for acquired intangible assets	—	—	232	—	—	232
Reorganization of business and other	1	—	58	23	—	82
Operating (loss) earnings	(13)	—	134	(221)	374	274
Loss on extinguishment or modification of long-term debt, net	—	—	(97)	—	—	(97)
Other (expense) income, net	(306)	(306)	(332)	386	(1)	(559)
(Loss) earnings before income taxes	(319)	(306)	(295)	165	373	(382)
Income tax expense	—	—	14	14	—	28
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)

Supplemental Condensed Consolidating Statement of Comprehensive (Loss) Earnings For the Year Ended December 31, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(319)	$(306)	$(309)	$151	$373	$(410)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(4)	—	—	(4)
Reclassification adjustment for items included in net (loss) earnings	—	—	—	—	—	—
Post-retirement adjustments:
Gains (losses) arising during the period	—	—	18	(11)	—	7
Amortization of actuarial gains included in net (loss) earnings	—	—	—	—	—	—
Other comprehensive earnings (loss)	—	—	14	(16)	—	(2)
Comprehensive (loss) earnings	$(319)	$(306)	$(295)	$135	$373	$(412)

Supplemental Condensed Consolidating Balance Sheet December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$235	$511	$—	$747
Inter-company receivable	169	—	445	504	(1,118)	—
Accounts receivable, net	—	—	91	297	—	388
Inventory, net	—	—	276	457	—	733
Other current assets	—	—	74	53	—	127
Total current assets	170	—	1,121	1,822	(1,118)	1,995
Property, plant and equipment, net	—	—	327	354	—	681
Investment in affiliates	(4,721)	(4,721)	1,364	—	8,078	—
Intangible assets, net	—	—	52	—	—	52
Inter-company note receivable	—	118	—	161	(279)	—
Other assets, net	—	—	156	163	—	319
Total Assets	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$93	$—	$—	$93
Inter-company payable	—	—	565	553	(1,118)	—
Accounts payable	—	—	241	157	—	398
Accrued liabilities and other	—	—	245	126	—	371
Total current liabilities	—	—	1,144	836	(1,118)	862
Long-term debt	—	—	6,386	—	—	6,386
Inter-company note payable	43	118	—	118	(279)	—
Other liabilities	—	—	211	182		393
Total liabilities	43	118	7,741	1,136	(1,397)	7,641
Total shareholders’ (deficit) equity	(4,594)	(4,721)	(4,721)	1,364	8,078	(4,594)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047

Supplemental Condensed Consolidating Balance Sheet December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$104	$606	$—	$711
Inter-company receivable	213	—	397	459	(1,069)	—
Accounts receivable, net	—	—	99	285	—	384
Inventory, net	—	—	280	517	—	797
Other current assets	—	—	105	61	—	166
Total current assets	214	—	985	1,928	(1,069)	2,058
Property, plant and equipment, net	—	—	346	369	—	715
Investment in affiliates	(4,717)	(4,717)	1,600	—	7,834	—
Intangible assets, net	—	—	64	—	—	64
Inter-company note receivable	—	114	—	157	(271)	—
Other assets, net	—	—	166	168	—	334
Total Assets	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$6	$—	$—	$6
Inter-company payable	—	—	697	372	(1,069)	—
Accounts payable	—	—	179	144	—	323
Accrued liabilities and other	—	—	337	206	—	543
Total current liabilities	—	—	1,219	722	(1,069)	872
Long-term debt	—	—	6,375	—	—	6,375
Inter-company note payable	43	114	—	114	(271)	—
Other liabilities	1	—	284	170	—	455
Total liabilities	44	114	7,878	1,006	(1,340)	7,702
Total shareholders’ (deficit) equity	(4,547)	(4,717)	(4,717)	1,616	7,834	(4,531)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,503)	$(4,603)	$3,161	$2,622	$6,494	$3,171

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$40	$—	$235	$465	$(419)	$321
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(68)	(83)	—	(151)
Proceeds from sale of property, plant and equipment	—	—	—	12	—	12
Payments for purchased licenses and other assets	—	—	(30)	(40)	—	(70)
Sales and purchases of short-term and other investments, net	—	—	(1)	—	—	(1)
Inter-company loans and capital transactions	(102)	(106)	26	(4)	186	—
Cash flow used for investing activities	(102)	(106)	(73)	(115)	186	(210)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(5,062)	—	—	(5,062)
Debt issuance proceeds, net of deferred financing costs	—	—	4,929	—	—	4,929
Proceeds from stock option exercises and ESPP share purchases	62	—	—	—	—	62
Inter-company loans, dividends and capital transactions	—	106	102	(441)	233	—
Cash flow provided by (used for) financing activities	62	106	(31)	(441)	233	(71)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	—	—	131	(95)	—	36
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	$1	$—	$235	$511	$—	$747

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$—	$(1)	$326	$228	$(203)	$350
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(58)	(65)	—	(123)
Proceeds from sale of property, plant and equipment	—	—	1	18	—	19
Payments for purchased licenses and other assets	—	—	(32)	(41)	—	(73)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Inter-company loans and capital transactions	(28)	(30)	37	(9)	30	—
Cash flow used for investing activities	(28)	(30)	(51)	(97)	30	(176)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(733)	(1)	—	(734)
Debt issuance proceeds, net of deferred financing costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	21	—	—	—	—	21
Inter-company loans, dividends and capital transactions	6	31	25	(235)	173	—
Cash flow provided by (used for) financing activities	27	31	(227)	(236)	173	(232)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(1)	—	48	(108)	—	(61)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772
Cash and cash equivalents, end of period	$1	$—	$104	$606	$—	$711

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2011
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$9	$2	$104	$81	$(97)	$99
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(83)	(52)	—	(135)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	55	13	—	68
Sales and purchases of short-term and other investments, net	—	—	3	—	—	3
Payments for purchased licenses and other assets	—	—	(36)	(26)	—	(62)
Contribution of proceeds from IPO of common shares and over-allotment exercise, net of offering costs	(838)	(838)	—	—	1,676	—
Proceeds from property and casualty insurance recoveries	—	—	—	37	—	37
Inter-company loan receivable and dividends	—	—	(1)	(10)	11	—
Cash flow used for investing activities	(838)	(838)	(62)	(38)	1,687	(89)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,850)	(3)	—	(1,853)
Debt issuance proceeds, net of deferred financing costs	—	—	724	—	—	724
Proceeds from IPO of common shares and over-allotment exercise, net of offering costs	838	—	—	—	—	838
Receipt of contribution of net proceeds from IPO of common shares and over-allotment exercise	—	838	838	—	(1,676)	—
Other	1	—	—	—	—	1
Inter-company loan payable, dividends and capital contributions	(8)	(2)	—	(76)	86	—
Cash flow provided by (used for) financing activities	831	836	(288)	(79)	(1,590)	(290)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
Net increase (decrease) in cash and cash equivalents	2	—	(246)	(27)	—	(271)
Cash and cash equivalents, beginning of period	—	—	302	741	—	1,043
Cash and cash equivalents, end of period	$2	$—	$56	$714	$—	$772

(15) Quarterly and Other Financial Data (unaudited)

2013 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,082	$1,085	$1,038	$981
Gross margin	$475	$473	$441	$398
Operating earnings	$145	$157	$125	$104
Net (loss) earnings	$(118)	$23	$(65)	$(48)
Net (loss) earnings per common share:
Basic	$(0.46)	$0.09	$(0.25)	$(0.19)
Diluted(1)	$(0.46)	$0.09	$(0.25)	$(0.19)
Weighted average common shares outstanding:
Basic	258	258	255	252
Diluted	262	261	259	256

2012 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$957	$1,009	$1,029	$950
Gross margin	$375	$424	$440	$402
Operating earnings	$56	$127	$112	$168
Net loss	$(35)	$(24)	$(34)	$(9)
Net loss per common share:
Basic	$(0.14)	$(0.10)	$(0.14)	$(0.04)
Diluted(1)	$(0.14)	$(0.10)	$(0.14)	$(0.04)
Weighted average common shares outstanding:
Basic	249	249	248	247
Diluted	251	251	250	251

(1) No dilutive securities have been included in the diluted net loss per share calculation in periods when a net loss was incurred.
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures:
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013. During the year ending on December 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
(c) Attestation Report of Independent Registered Public Accounting Firm:
Our independent registered accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included at the beginning of Part II, Item 8 of this Annual Report.
(d) Change in Internal Control over Financial Reporting:
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
Amendments to Plans
Our Board has approved amendments to our 2011 Omnibus Incentive Plan (“2011 Plan”) and our Employee Share Purchase Plan (“ESPP”).  These amendments, among other things, increase the number of common shares authorized for issuance by 22.5 million for the 2011 Plan and 6.6 million for the ESPP.  The amendments to these plans are each subject to shareholder approval at our next annual general meeting.  If approved by our shareholders, we expect these increases in common shares authorized for issuance to provide for three additional years of grants and purchases under the Omnibus Plan and the ESPP.
Amendments to Revolving Credit Facility
On February 10, 2014, Freescale Inc., our indirect subsidiary, and certain of our other indirect subsidiaries entered into an amendment (the “Amendment”) to their existing revolving credit facility. The Amendment is contingent upon, among other customary closing conditions, the consummation of a public offering of our common shares with a value of $400 million or more.  Pursuant to the Amendment, the existing revolving credit facility will be replaced with a new revolving credit facility with an aggregate of $400 million of commitments, which replacement revolving credit facility may be increased to up to $450 million of commitments prior to the effectiveness of the Amendment (with the first $25 million of any such increase constituting a replacement of a portion of the existing revolving credit facility, and any additional amount constituting incremental credit extensions). The Amendment will also extend the maturity of the new revolving credit facility to February 1, 2019. The new revolving credit facility will be comprised of the same pro rata split between United States Dollar availability and alternative currency availability as in the existing revolving credit facility. There can be no assurances that all of the conditions to closing the Amendment will be satisfied.
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

Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which owns approximately 76% of the Company's outstanding shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. We note that Blackstone's most recent Quarterly Report on Form 10-Q reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company, in connection with Travelport's activities during the third fiscal quarter of 2013.

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

The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2013 were approximately $164,000 and $122,000, respectively.”

No information was provided with respect to the gross revenues and net profits attributable to Blackstone regarding Travelport's activities.  Travelport is a portfolio company of Blackstone and may be deemed to be an affiliate of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, Travelport, through Blackstone's ownership of Freescale GP and Freescale LP, could potentially be deemed to be an affiliate of ours. Other than as described above, we have no knowledge of the activities of Travelport with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosure described above.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
Directors
Our directors, their ages, principal occupations or positions, experience and the year first elected as a director, are described below. None of the directors are related by blood, marriage or adoption to each other or to any other director or to any executive officer of Freescale or its subsidiaries. Except for Mr. Lowe, who began serving as our President and Chief Executive Officer on June 5, 2012, no director has been an employee of Freescale within the past five years.
Krishnan Balasubramanian, 71, joined our Board in May 2013. Mr. Balasubramanian is also a member of our Audit and Legal Committee. Prior to retiring in 2006, he worked for Texas Instruments for over thirty-seven years. From 2001 to 2006, he was the president and chairman of the board of Texas Instruments, Japan, a position in which he was responsible for executive management supervision, regulatory matters and technological operations. Prior to 2001, Mr. Balasubramanian held various senior positions at Texas Instruments. Mr. Balasubramanian previously served on the board of directors of MetroCorp Bancshares, Inc.
Mr. Balasubramanian brings to our board experience gained from holding senior leadership positions within a publicly traded company in the semiconductor industry. His experience in those senior leadership positions and service on the audit committee of another public company has given him the financial literacy to serve as a member our Audit and Legal Committee and provides experience, including risk management experience, that is particularly valuable to his service on the Audit and Legal Committee.
Chinh E. Chu, 47, joined our Board in February 2011. Mr. Chu is also a member of our Compensation and Leadership Committee and our Finance Committee. Mr. Chu is a Senior Managing Director in the Private Equity Group at The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu received a B.S. in Finance from the University of Buffalo, where he graduated summa cum laude. He currently serves as a director of BankUnited, BayView Financial Holdings, L.P., Biomet, Inc., Bluestar, Healthmarkets, Inc., DJO Incorporated and Catalent Pharma Solutions, Inc., and previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, Graham Packaging Company and SunGard Data Systems Inc.
Mr. Chu was selected to serve as a director in light of his affiliation with The Blackstone Group, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.
Daniel J. Heneghan, 58, has served as a member of our Board since July 2010. Mr. Heneghan is Chairman of our Audit and Legal Committee and a member of our Finance Committee. Mr. Heneghan brings more than 25 years of experience in financial and executive positions in semiconductor and high tech industries to the Board. Mr. Heneghan has been an independent consultant since 2005, advising technology companies and serving on multiple boards of directors. From 1999 to 2005, Mr. Heneghan served as Vice President and Chief Financial Officer at Intersil Corporation, which designs and manufactures high performance analog solutions. Prior to that, Mr. Heneghan was Vice President and Controller of the Semiconductor Business at Harris Corporation, an international communications and information technology company. Prior to that, Mr. Heneghan was Vice President and General Manager of the Digital Products Division at Harris. Mr. Heneghan also served at various times as Division Controller of the Semiconductor Business, Director of Planning and Director of Finance at Harris. He also serves on the boards of directors of Pixelworks, Inc., Micrel, Inc. and NTELOS Holdings Corp.
Mr. Heneghan brings to our Board experience gained from holding senior leadership and board positions with publicly traded companies in the semiconductor industry. His experience as Chief Financial Officer of Intersil Corporation and service on the audit committees of the three other public companies has given him financial expertise to serve as one of our Audit and Legal Committee financial experts and provides experience that is particularly valuable to his service on the Audit and Legal Committee. He has also gained experience in risk management through these leadership positions, which is an important function of the Audit and Legal Committee and the Board.
Thomas H. Lister, 49, became a member of our Board in December 2006. Mr. Lister is Chairman of our Finance Committee. Mr. Lister is Co-Managing Partner of the private equity firm Permira Holdings Limited and previously served as head of Permira’s North American business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co., a private equity firm, where he spent 13 years focused on investments in technology, media and telecom and healthcare. Mr. Lister serves on the Board and Audit Committee of Permira Holdings Limited, on the Advisory Committee of Legico, a debt investment fund advised by the Permira Funds, as Chair of the Audit Committee and member of the U.S. Operating Committee of Genesys, a Luxembourg based software business and on the boards of several private companies. He has previously served on the Boards and Audit Committees of Aearo Technologies, Community Health Systems, IMG Worldwide and 24 Hour Fitness. Mr. Lister received a dual degree in Chemistry and Political Science from Duke University where he was Phi Beta Kappa and magna cum laude. Mr. Lister received his MBA from Harvard Business School and was named a Baker Scholar and a John Loeb fellow in Finance.

Mr. Lister was selected to serve as a director in light of his affiliation with Permira, his financial expertise and his significant experience in working with companies controlled by private equity sponsors.
Gregg A. Lowe, 51, is a member of the Board and our President and Chief Executive Officer and has served in these roles since June 2012. Mr. Lowe joined Freescale from Texas Instruments, Inc. (“Texas Instruments”), a global semiconductor design and manufacturing company, where he managed the Analog business unit from 2006 to June 2012. Mr. Lowe began his career with Texas Instruments in 1984 and held a variety of management positions with increasing responsibility in Texas Instruments’ sales and business units. He currently serves on the Board of Directors of the Semiconductor Industry Association.
Mr. Lowe earned a Bachelor of Science degree in electrical engineering in 1984 from Rose-Hulman Institute of Technology in Terre Haute, Indiana. He later received the university’s Career Achievement Award to recognize his accomplishments in the community and within the semiconductor industry. He graduated from the Stanford Executive Program at Stanford University.
Mr. Lowe was selected to serve as a director because of his role as our Chief Executive Officer, the management perspective he brings to board deliberations, his extensive industry experience and because such appointment is required by his employment agreement and the Shareholders’ Agreement.
Joanne M. Maguire, 60, became a member of our Board in November 2013. Ms. Maguire is also a member of our Audit and Legal Committee. Ms. Maguire served as Executive Vice President of Lockheed Martin Space Systems Company (SSC), a provider of advanced-technology systems for national security, civil and commercial customers, from 2006 until she retired in May 2013. Ms. Maguire joined Lockheed Martin in 2003 and assumed leadership of SSC in 2006. Ms. Maguire’s experience spans three decades in the aerospace and defense industry. Ms. Maguire holds B.S. and M.S. degrees in electrical engineering and engineering from Michigan State University and the University of California, Los Angeles. Ms. Maguire is a graduate of the executive program in management at UCLA’s Anderson School of Management and completed the Harvard Program for Senior Executives in National and International Security. She was the first woman to receive the International von Karman Wings Award, presented by the California Institute of Technology and in 2012 received the National Defense Industrial Association’s distinguished Peter B. Teets Award from its Space Division. In 2011, she was elected to the National Academy of Engineering and is a fellow of the American Institute of Aeronautics and Astronautics. Ms. Maguire currently sits on the Board of Charles Stark Draper Laboratory, an independent not-for-profit research and development laboratory.
Ms. Maguire brings to our Board experience gained from holding senior leadership positions within a publicly traded company in the technology sector. Her experience in those senior leadership positions has given her the financial literacy to serve as a member our Audit and Legal Committee and provides experience, including risk management experience, that is particularly valuable to her service on the Audit and Legal Committee.
John W. Marren, 50, became a member of our Board in June 2007. Mr. Marren is Chair of our Nominating and Corporate Governance Committee and a member of our Compensation and Leadership Committee and our Finance Committee. Mr. Marren joined the private equity firm TPG Capital in 2000 as a Partner and leads TPG’s technology team. Prior to that, Mr. Marren was a Managing Director at the financial services firm Morgan Stanley, most recently as co-head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at the investment bank Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc., a designer, manufacturer and marketer of complex custom and semi-custom integrated chips (now part of NXP Semiconductors), and Vitesse Semiconductor Corporation. Mr. Marren currently serves on the Boards of SunGard Data Systems Inc., Aptina Imaging, and Avaya Inc. Mr. Marren previously served on the Boards of MEMC Electronic Materials, Inc., Conexant Systems, Inc. and ON Semiconductor Corporation.
Mr. Marren was selected to serve as a director in light of his affiliation with TPG Capital, his financial expertise and his background in the semiconductor industry, as well as his significant experience in working with companies controlled by private equity sponsors.
J. Daniel McCranie, 70, has served as a member of our Board since March 2011 and Chairman of the Board since June 2012. On January 27, 2014, Mr. McCranie notified the Board that he will not stand for re-election at the Company’s next annual general meeting. Mr.  McCranie is also a member of our Audit and Legal Committee. Since August 2002, Mr.  McCranie has served as Chairman of the Board and since November 2001 as a director of ON Semiconductor Corporation, a supplier of high performance silicon solutions for energy efficient electronics. Since May 2012, Mr. McCranie has served as a member of the board of directors of Mentor Graphics. From October 2008 to September 2010, Mr. McCranie served as Executive Chairman of Virage Logic, a provider of application optimized semiconductor intellectual property platforms. Previously, Mr. McCranie served at Virage Logic as President and Chief Executive Officer from January 2007 to October 2008, Executive Chairman from March 2006 to January 2007, and Chairman of the Board from August 2003 to March 2006. From 1993 until his retirement in 2001, Mr. McCranie was employed in various positions, including as Executive Vice President, Marketing and Sales, with Cypress Semiconductor Corporation, a supplier of diversified, broadline semiconductor products, focusing on the communications industry. Mr. McCranie has been a member of the Board of Cypress Semiconductor since

February 2005. From April 2004 to October 2010, Mr. McCranie served on the Board of Actel Corporation, a designer and provider of field programmable gate arrays and programmable system chips. From 1986 to 1993, Mr. McCranie was President, Chief Executive Officer and Chairman of SEEQ Technology, Inc., a manufacturer of semiconductor devices. In addition to On Semiconductor, Cypress Semiconductor, Virage Logic, Actel Corporation and SEEQ Technology, Inc., within the past ten years, Mr. McCranie has served on the Boards of Xicor, Inc., ASAT Holdings and California Microdevices.
Mr. McCranie brings to our Board nearly 40 years of sales and marketing experience in the semiconductor and communications industries, including management experience as a chief executive officer of two publicly held semiconductor corporations. His experience as a Chief Executive Officer of Virage Logic and SEEQ Technology and service on the Audit Committees of On Semiconductor, Virage Logic, Xicor, Inc., ASAT Holdings and California Microdevices has given him financial expertise to serve as one of our Audit and Legal Committee financial experts and provides experience that is particularly valuable to his service on the Audit and Legal Committee. He has also gained experience in risk management through these leadership positions, which is an important function of the Audit and Legal Committee and the Board.
James A. Quella, 64, became a member of our Board in August 2011. Mr. Quella is a member of our Nominating and Corporate Governance Committee. On June 30, 2013, Mr. Quella retired as a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone and currently serves as a Senior Advisor to the Blackstone Private Equity Group. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella is currently a member of the Boards of DJO Global, Michaels Stores, and Catalent Pharma Solutions, Inc. Mr. Quella previously served as a member of our Board from July 2008 to February 2011. He also formerly served on the Boards of Allied Waste, Columbia House, Houghton-Mifflin, Graham Packaging, Nielsen Group, Intelenet Global Services, Celanese Corporation, and Vanguard Health Services.
Mr. Quella was selected to serve as a director in light of his financial expertise, as well as his significant experience in working with companies controlled by private equity firms.
Peter Smitham, 71, became a member of our Board in June 2007. Mr. Smitham is a member of our Compensation and Leadership Committee and a member of our Nominating and Corporate Governance Committee. Mr. Smitham retired from his position as a Partner of the private equity firm Permira on December 31, 2009, but he remains a member of Permira Advisers LLP, which he joined in 1985, the year the London office was founded. Mr. Smitham was the Managing Partner of the London office from 1994 until 1998 and led Permira’s European business from 1996 until 2000. He has worked on numerous transactions focusing on electronics and turnarounds, including Memec Group Holdings Limited, The Roxboro Group, Solartron Group and Technology plc. He has a degree in Geography from Swansea University, Wales, and attended the Senior Executive Program at Stanford Business School.
Mr. Smitham was selected to serve as a director in light of his affiliation with Permira and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.
Gregory L. Summe, 57, has served as a member of our Board since September 2010. Mr. Summe is Chairman of our Compensation and Leadership Committee. Mr. Summe is a Managing Director and Vice Chairman of Global Buyout at The Carlyle Group, a private equity firm. He is also the founder and Managing Partner of Glen Capital Partners, an investment fund. Prior to joining Carlyle in September 2009, he was the Chairman and CEO of PerkinElmer, Inc., a designer, manufacturer and deliverer of advanced technology solutions addressing health and safety concerns, a company he led for eleven years from 1998 to September 2009. He joined PerkinElmer in January 1998 in the role of President and Chief Operating Officer and in 1999 was elected Chief Executive Officer and Chairman of the Board. He also served as a Senior Advisor to Goldman Sachs Capital Partners, a leader in private corporate equity investing, from 2008 to 2009. Prior to joining PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, an inventor and manufacturer of technologies addressing global macrotrend challenges such as safety, security, and energy, serving as the President of General Aviation Avionics, President of the Aerospace Engines Group and President of the Automotive Products Group. Before joining AlliedSignal, he was the General Manager of Commercial Motors at General Electric and was a Partner with the consulting firm of McKinsey & Company, Inc. Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is also in the Engineering Hall of Distinction at the University of Kentucky. Mr. Summe currently sits on the Boards of Automatic Data Processing Inc., and the State Street Corporation.
Mr. Summe was selected to serve as a director in light of his affiliation with The Carlyle Group and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.
Claudius E. Watts IV, 52, became a member of our Board in December 2006. Mr. Watts is a member of our Nominating and Corporate Governance Committee and our Finance Committee. Mr. Watts is currently a Managing Director with The Carlyle Group, a private equity firm. Mr. Watts is the head of Carlyle’s Technology Buyout Group and focuses on buyouts and growth equity investments in large companies providing semiconductors, electronic systems, software, and software enabled services. Prior to joining Carlyle in 2000, Mr. Watts was a Managing Director in the mergers and acquisitions group of First Union Securities, Inc. (now Wells Fargo Securities) from May 1998 to April 2000, where he led the firm’s defense, aerospace and technical services mergers and acquisitions efforts. Mr. Watts joined First Union in conjunction with First Union’s 1998 acquisition of Bowles Hollowell Conner & Co., an investment banking firm, where Mr. Watts was a principal and had been employed since June 1994. Prior to attending graduate school Mr. Watts was a fighter pilot in the United States Air Force. Mr. Watts earned a B.S. in electrical engineering from The Citadel in Charleston, South Carolina and an M.B.A. from The Harvard Graduate School of Business Administration. Mr. Watts currently sits on the Board of CommScope, Inc., and previously served on the Boards of SS&C Technologies, Inc., and CPU Technology, Inc.
Mr. Watts was selected to serve as a director in light of his affiliation with The Carlyle Group and his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors.
EXECUTIVE OFFICERS
In addition to Mr. Lowe, our President and Chief Executive Officer, whose biographical information is presented above, the following persons were the executive officers of the Company and Freescale Semiconductor, Inc. as of the date hereof. Our executive officers are employees of Freescale Semiconductor, Inc.
James Bates, 42, is our Senior Vice President and General Manager, Analog & Sensors and has served in this role since September 2012. Prior to joining Freescale, from August 2007 to July 2012, Mr. Bates was Vice President and General Manager at Maxim Integrated where he led the Signal Processing and Conditioning Group. From July 2001 to August 2007, Mr. Bates was Vice President of Asian Operations for Silicon Laboratories. Early in his career, Mr. Bates served as an RF and Mixed Signal Design engineer at Bell Laboratories and transitioned to several marketing roles in Lucent Technologies.
Alan Campbell, 55, is our Senior Vice President and Chief Financial Officer and has served in this role since May 2004. On January 12, 2014, Mr. Campbell announced his resignation and plans to leave the Company in 2014. Mr. Campbell served as Senior Vice President and Director of Finance of the SPS (semiconductors product sector) division of Motorola, Inc. from February 2003 to May 2004. From May 2001 to February 2003, he served as Corporate Vice President and Director of Finance of the SPS division. From October 2000 to May 2001, he served as Vice President and Director of Finance of the SPS division. Prior to that, he served as Vice President and Director of Finance of the SPS division’s Technology and Manufacturing Group.
Robert J. Conrad, 54, is our Senior Vice President and General Manager, Automotive MCUs and has served in this role since October 2012. Mr. Conrad joined Freescale from Fairchild Semiconductor, where he ran the analog and low-voltage discrete business, along with technology development and strategy, serving as Senior Vice President of Strategy from September 2011 to October 2012, Executive Vice President of Mobile, Computing, Consumer and Communications from December 2007 to September 2011, Executive Vice President of Analog from May 2006 to December 2007, and Senior Vice President of Analog and Integrated Circuits from September 2003 to May 2006. Prior to that, Mr. Conrad served as Chief Executive Officer, President and Board member of Trebia Networks from April 2001 to March 2003, Vice President and Product Line Director of the DSP business at Analog Devices Inc. from April 1995 to March 2001, and in various engineering and business management positions at Texas Instruments Inc. from September 1979 to March 1995. Mr. Conrad was a director of Mindspeed Technologies, Inc. from August 2010 until the sale of the company in December 2013.
Thomas Deitrich, 47, is our Senior Vice President and General Manager, Digital Networking and has served in this role since October 2012. Mr. Deitrich has also managed the Company’s strategy organization since October 2012 and our cellular products portfolio since April 2009. From January 2012 to October 2012, Mr. Deitrich served as our Senior Vice President and General Manager, Networking and Multimedia Solutions Group. From April 2009 to December 2011, Mr. Deitrich served as our Senior Vice President and General Manager, Radio Frequency, Analog and Sensor Group. From October 2007 to April 2009, Mr. Deitrich managed the Cellular Products Group and from September 2006 to October 2007, he was the division general manager for the Cellular Division. Prior to joining Freescale, Mr. Deitrich served as Senior Vice President, original design manufacturers, Design and Vertical Integration at Flextronics International, Inc., an electronics manufacturing services provider, from October 2003 to September 2006, and Senior Vice President, American Standards, Product Business Group at Sony Ericsson, a global mobile phone manufacturer, from October 2001 to September 2003.
Jeffrey R. Elson, 57, is our Senior Vice President of Human Resources and Security and has served in this role since September 2012. In February 2009, Mr. Elson took early retirement after a 28 year career at Texas Instruments and remained retired until joining Freescale in 2012. Mr. Elson served as the HR Director for the High Performance Analog division at Texas Instruments from May 2001 to February 2009.
Ritu Favre, 45, is our Senior Vice President and General Manager, Radio Frequency (RF) and has served in this role since October 2012. In this role, she is responsible for managing the RF business and identifying new market opportunities for growth. From October 2010 to October 2012, Ms. Favre served as our RF General Manager. From 2007 to 2010, Ms. Favre served as the Director of Virtual Supply Chain for the RF business. Ms. Favre joined Freescale in 1988.
Randy Hyzak, 44, is our Vice President and Chief Accounting Officer and has held this position since February 2009. From February 2005 to January 2009, Mr. Hyzak served in various other accounting capacities at Freescale, including as our

Corporate Controller. Prior to joining us in February 2005, Mr. Hyzak was a senior manager with the public accounting firm Ernst & Young LLP where he primarily served large global Fortune 500 clients during his eleven years with the firm.
Geoff Lees, 57, is our Senior Vice President and General Manager, Microcontrollers, and has served in this role since October 2012. From May 2011 to October 2012, he served as our Vice President and General Manager of the Industrial & Multi-Market division. From 2007 to May 2011, Mr. Lees was vice president and general manager of Product Line Microcontrollers at NXP and its predecessor, Philips Semiconductors. Prior to this, he held various positions in systems design, software and applications engineering and management in industrial, distribution and semiconductor companies.
David Reed, 55, is our Senior Vice President and General Manager, Manufacturing Operations, and has served in this role since October 2012. Mr. Reed has extensive international experience with global execution of fabs, assembly/test, packaging, R&D, foundries and joint ventures for Analog, Automotive, Logic and Wireless customers. From November 2010 to October 2012, he served as vice president and general manager at GLOBALFOUNDRIES, Inc., where he led the 28nm production in Dresden, Germany and turn-key, reticle and back-end operations. Prior to that, Mr. Reed spent more than 20 years at Texas Instruments leading fabs, assembly/test and other operations supporting the analog, digital and MEMs businesses of Texas Instruments. During 2008 to 2010, Mr. Reed’s global responsibilities included customer engineering, automotive, test, packaging and quality for Texas Instruments’ products and analog product delivery.
Brandon Tolany, 39, is our Senior Vice President, Chief Sales and Marketing Officer and has served in this role since September 2013. Mr. Tolany previously served as our Vice President of Global Marketing for Microcontrollers from April 2013 to September 2013. From August 2009 through March 2013, he served as director of sales and field application engineers for Freescale’s Americas West Region. Mr. Tolany started his career at Freescale (Motorola) in 2004 as a marketing manager for the i.MX applications processor product line. Prior to joining Freescale, he was director of sales & business development for Luminent where he led global marketing efforts, and he was a product manager at Mitsubishi Electric.
Jennifer Wuamett, 48, has served as our Senior Vice President, General Counsel and Secretary since January 2014. Previously, Ms. Wuamett served as Freescale’s Vice President & Chief Intellectual Property Counsel since 2004. Prior to that, she served as IP law director with Motorola’s global strategic IP counseling team. Before joining Motorola, Ms. Wuamett was an attorney in private practice with the national law firm Quarles & Brady, located in the firm’s Phoenix, Arizona office.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and officers and beneficial owners of more than 10% of any class of our equity securities to file with the SEC reports regarding their ownership and changes in ownership of our common shares. We are required to disclose whether we have knowledge that any person required to file such a report may have failed to do so in a timely manner. Based solely on our examination of the copies of Forms 3, 4 and 5 and the written representations of our directors and executive officers, we believe that all required Section 16(a) filings were made on a timely basis in 2013.
CORPORATE GOVERNANCE
Corporate Governance Guidelines
The Board has adopted written Corporate Governance Guidelines that form the framework for our governance policies and practices. All of our corporate governance materials, including the Corporate Governance Guidelines (which include the Company’s definition of director independence), Code of Business Conduct and Ethics and each of our Board committee charters, are posted on Freescale’s Investor Relations website at http://investors.freescale.com under the “Corporate Governance” section. Copies of our corporate governance materials are also available to shareholders who request them. Requests must be in writing and sent to: Secretary, Freescale Semiconductor, Ltd., 6501 William Cannon Drive West, MD OE62, Austin, Texas 78735.
Freescale has a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of conduct applicable to our officers, as well as the governance requirements of the New York Stock Exchange (“NYSE”). We will post any amendments to, or waivers from, our Code of Business Conduct and Ethics (to the extent applicable to any director or any of our executive officers, including the principal executive officer, principal financial officer or principal accounting officer) on our Investor Relations website at http://investors.freescale.com under the “Corporate Governance” section.
Audit and Legal Committee
Our Audit and Legal Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and currently consists of Ms. Maguire and Messrs. Heneghan (Chairman), Balasubramanian and McCranie, each of whom are independent for purposes of the NYSE listing standards, Rule 10A-3 of the Exchange Act and the Company’s corporate governance guidelines. Mr. John T. Dickson served on the Board and Audit and Legal Committee until his resignation from the Board and Audit and Legal Committee effective July 29, 2013. Mr. Balasubramanian was appointed to the Board and the Audit and Legal Committee effective May 15, 2013. Ms. Maguire was appointed to the Board and Audit and Legal Committee effective November 4, 2013.
Pursuant to its charter and the authority delegated to it by the Board, the Audit and Legal Committee has ultimate authority and direct responsibility to appoint (where the auditor is not appointed by the shareholders), compensate (where authorized by the shareholders, if appropriate), retain, oversee, evaluate and, where appropriate, replace the independent auditors. In addition, the Audit and Legal Committee reviews performance and independence of the independent auditors and also oversees internal audit activities, compliance with the Company’s Code of Business Conduct and Ethics and legal matters including intellectual property litigation.
Our Audit and Legal Committee reviews our annual audited financial statements and quarterly unaudited financial statements and certain other public disclosures prior to publication. The Audit and Legal Committee also meets periodically with senior management to discuss risk assessment and risk management policies.
The Board has determined that all Audit and Legal Committee members are financially literate in accordance with the NYSE listing standards and that Messrs. Heneghan and McCranie meet the SEC’s definition of “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K. As noted above, all Audit and Legal Committee members are independent for purposes of the NYSE listing standards, Rule 10A-3 of the Exchange Act and the Company’s corporate governance guidelines. For a description of the education and experience of each of Ms. Maguire and Messrs. Balasubramanian, Heneghan and McCranie, please refer to the “Directors” section above.
Item 11: Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis explains our compensation philosophy and the factors considered in establishing our executive compensation program in 2013 for the Chief Executive Officer, Chief Financial Officer and the three highest paid individuals who were executive officers in 2013 (collectively the Named Executive Officers):

Name	Title
Gregg A. Lowe	President and Chief Executive Officer
Alan Campbell	Senior Vice President and Chief Financial Officer
Robert J. Conrad	Senior Vice President and General Manager, Automotive MCUs
Thomas Deitrich	Senior Vice President and General Manager, Digital Networking
David Reed	Senior Vice President, Manufacturing Operations
On January 12, 2014, Mr. Campbell notified the Company of his decision to retire from the Company after a transition period.
Compensation and related matters are reviewed and approved by the Compensation and Leadership Committee of the Company and the Compensation and Leadership Committee of Freescale Semiconductor, Inc., which we refer to collectively as the Compensation Committee. The Compensation Committee of the Company and Freescale Semiconductor, Inc. consist of the same members. All of our Named Executive Officers are employees of Freescale Semiconductor, Inc.
The Compensation Committee is responsible for all aspects of compensation for our Named Executive Officers, except the Board approves equity awards for the executive officers and the non-management members of the Board have the sole authority to authorize and approve all elements of compensation paid to our Chief Executive Officer.
2013 Shareholder Advisory Vote on Executive Compensation
In April 2013, our shareholders cast an advisory vote on our executive compensation decisions and policies as disclosed in our proxy statement. Approximately 95 percent of the common shares were voted in support of the compensation decisions and policies as disclosed, including more than 76 percent of the common shares voted by our non-affiliate shareholders. The Compensation Committee determined not to make material changes to our compensation policies and practices in response to the advisory vote. However, for the reasons discussed in this compensation discussion and analysis, the Compensation Committee made the following changes in 2013:

•	reduced the number of performance objectives under the short-term cash incentive plan to focus management on revenue growth and profitability;

•
increased the proportion of at-risk and performance-based compensation under our long-term incentive annual grant through the introduction of performance-based restricted share units utilizing a three year relative performance metric based on Total Shareholder Return;

•
adopted new long-term incentive award agreements for our Named Executive Officers extending the term of non-compete and non-solicitation covenants post-termination and upon a breach of those covenants, requiring repayment of proceeds from options exercised within the three year period prior to termination or after termination and the value of common shares delivered in respect of vested restricted share units, within the three year period prior to termination or after termination; and

•
adopted an executive severance plan for senior vice presidents and discontinued the use of employment agreements for new Named Executive Officers going forward (Named Executive Officers with existing employment agreements will continue under their existing employment agreements).

Compensation Philosophy
The Compensation Committee believes that well-designed compensation programs are critical to attract and retain the right people, incentivize beneficial behaviors and create long-term returns for our shareholders. The Compensation Committee also embraces a pay-for-performance philosophy that provides increased levels of actual compensation for performance above expectations or lower levels of actual compensation for performance below expectations.
Guiding Principles
In accordance with this philosophy, the Compensation Committee is guided by the following principles in structuring and administering compensation programs:

•	align the interests of management with the long-term interests of shareholders, without encouraging excessive or inappropriate risk taking;

•	design programs that are fiscally sound and maximize the value to shareholders and management;

•	design programs that are equitable, reasonable and market-oriented in comparison to similar positions in comparable corporations;

•	motivate and reward management to maximize performance and enterprise value by focusing on measurable short- and long-term objectives;

•	generally establish target compensation levels at the median of the composite market data, with deviations from the median as appropriate based on individual circumstances;

•	incorporate an increasing proportion of variable and at-risk compensation as an individual’s level of responsibility and ability to affect our results increase; and

•
align compensation with our pay-for-performance philosophy and recognize individual contribution through application of specific performance criteria that, to the maximum extent possible, are quantifiable.

In 2013, the Compensation Committee reviewed, among other factors, composite market data from our peer group (described below) including the 25th percentile, 50th percentile (market median) and 75th percentile base salary, total target cash (base salary and target short-term cash incentive) and total target direct compensation (base salary, target short-term cash incentive and long-term incentive awards grant value), which reflect compensation opportunity provided to executives in similar positions at our peer group of companies. These market comparisons are considered by the Compensation Committee along with other factors such as the relative compensation of comparable positions within the Company, specific skill-sets or capabilities, scope of responsibilities and individual performance. The Compensation Committee also considers the Chief Executive Officer’s feedback regarding the compensation for the Named Executive Officers (excluding the Chief Executive Officer). The Compensation Committee exercises its discretion in determining the extent to which it will consider the composite market data and other factors when establishing the compensation of our Named Executive Officers.
Compensation Consultant
The Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Frederic Cook & Co.”) to provide independent, objective, third-party advice on the Company’s compensation programs, recommendations regarding program design and changes, and the Named Executive Officers’ compensation. The Compensation Committee has assessed the independence of Frederic Cook & Co. under NYSE listing standards and concluded that no conflict of interest exists. No additional services were provided by Frederic Cook & Co. to the Company.
 Peer Group Comparability
The Compensation Committee evaluates our peer group annually, considering the following factors for potential peer companies: (i) revenue range of 0.5x to 2.0x of the Company’s revenue; (ii) enterprise value range of 0.3x to 3.0x of the Company’s value; (iii) whether they engage in the semiconductor business or other electronics business; and (iv) whether they have executive positions similar to those at the Company. The Compensation Committee believes enterprise value to be a more appropriate measure than market capitalization in selecting peer companies, given our current capital structure, and thus enterprise value provides a more accurate total valuation in comparison to peer companies. For the 2013 peer group, the Compensation Committee approved the following peer group with no changes from the prior year:

Advanced Micro Devices, Inc.	Broadcom Corporation	Micron Technology, Inc.
Altera Corporation	Linear Technology Corporation	NVIDIA Corporation
Analog Devices, Inc.	LSI Corporation	On Semiconductor
Applied Materials, Inc.	Marvell Technology Group	Sandisk Corporation
Atmel Corporation	Maxim Integrated Products, Inc.	Texas Instruments, Inc.
Avago Technologies	Microchip Technology, Inc.	Xilinx, Inc.
Our twelve-month revenue (trailing) and enterprise value exceeded approximately 64 and 66 percent, respectively, of the companies in our peer group at the time the Compensation Committee approved the 2013 peer group in December 2012. The Compensation Committee considered our percentile position in comparison to the peer group when reviewing composite market data.
Elements of Compensation
The principal elements of total direct compensation paid to the Named Executive Officers, consists of:

•	base salary;

•	performance-based short-term cash incentive awards; and

•	time- and performance-based long-term incentive awards (equity and cash awards).
The Compensation Committee does not target a specific formulaic mix of compensation elements.
Base Salary
Base salaries provide our Named Executive Officers with compensation for their day-to-day responsibilities. The Compensation Committee may adjust a Named Executive Officer’s base salary, other than the Chief Executive Officer (whose base salary may be adjusted only by the Board), if warranted, during its annual review or upon special events including promotions or changes in duties. The Compensation Committee reviewed base salaries for our Named Executive Officers, and after considering the composite market data, internal comparable positions, scope of responsibilities, individual performance and the recommendation from the Chief Executive Officer (except for his own base salary), the Compensation Committee (and the non-management members of the Board for the Chief Executive Officer) approved the 2013 annual base salary for each Named Executive Officer as follows:

Name	2013 Base Salary ($)
Gregg Lowe	1,000,000
Alan Campbell	545,000
Robert Conrad	400,000
Thomas Deitrich	485,000
David Reed	400,000
Mr. Conrad received an increase in base salary of $15,000 on March 31, 2013. No other changes were made to Named Executive Officer base salaries for 2013. Mr. Conrad’s base salary was increased primarily due to the comparisons to composite market data and internal comparable positions.
Short-Term Cash Incentive Awards
In 2013, short-term cash incentive awards were established for our employees, including Named Executive Officers, under the 2013 First Half Bonus Plan and the 2013 Second Half Bonus Plan (“Bonus Plans”), in each case established under the 2011 Freescale Semiconductor, Inc. Incentive Plan (“Incentive Plan”). The Bonus Plans are designed to align corporate goals and results, as well as promote the achievement of short-term financial and other business objectives for a measurement period of six months. The Compensation Committee determined that six-month measurement periods were more appropriate than annual measurement periods due to transitions in the Company’s business and short-term visibility. Our short-term cash incentive awards are also designed to reward the individual job performance of employees against their established individual performance objectives.

2013 Bonus Plan Targets
The Compensation Committee reviewed the annual bonus targets for the Named Executive Officers, and after considering the composite market data, internal comparable positions, scope of responsibilities, individual performance and the recommendation from the Chief Executive Officer (except for his own bonus target), the Compensation Committee (and the non-management members of the Board for the Chief Executive Officer) approved the 2013 annual bonus target for each Named Executive Officer as follows:

Name	2013 Annual Bonus Target ($)
Gregg Lowe	1,500,000
Alan Campbell	475,000
Robert Conrad	400,000
Thomas Deitrich	485,000
David Reed	400,000
The 2013 annual bonus target for Mr. Conrad was increased in February 2013 by $69,000 primarily due to comparisons to composite market data and internal comparable positions. Additionally, the Compensation Committee reviewed the annual bonus target for Mr. Conrad in July 2013 and determined it should be increased by an additional $100,000, primarily due to internal comparisons. This increase was effective in July 2013, and only applied to the 2013 Second Half Bonus Plan. Both of these increases are included in the 2013 Annual Bonus Target above. No other changes were made to Named Executive Officer bonus targets in 2013.
2013 First Half Bonus Plan and 2013 Second Half Bonus Plan
Both of the Bonus Plans consisted of a business performance factor and an individual performance factor. The business performance factor was calculated based on performance against pre-established performance objectives for each six-month plan, and ranged from 0.16 to 2.00 for the Bonus Plans. The individual performance factor for the Bonus Plans was established for each employee based upon an evaluation of their contribution to the Company and could range from 0.00 to 2.00. The maximum payment under the Bonus Plans was two times the bonus target. Funding of the Bonus Plans was contingent upon the achievement of a minimum earnings before interest and taxes (“EBIT”) threshold. The formula for individual bonus plan payments under each of the six-month Bonus Plans was:
Bonus Target X Business Performance Factor X Individual Performance Factor = Bonus Plan Payment
The individual bonus targets for each of the six-month Bonus Plans was 50% of each Named Executive Officer’s annual bonus target and is set forth in column (d) of the 2013 Grants of Plan-Based Awards Table.
After considering the recommendation of the Chief Executive Officer, the Compensation Committee determined that the pre-established performance objectives for the Bonus Plans would be revenue and gross margin, with funding of the Bonus Plans contingent upon the achievement of a minimum EBIT threshold. The Compensation Committee generally established performance range for threshold and maximum performance targets under the Bonus Plans as follows: (i) revenue of 90% to 113% of target; and (ii) gross margin of 95% to 104% of target. The Compensation Committee believes these to be good measures of company performance and profitability, and that these performance objectives incentivize employees to support our goals for profitable growth, which ultimately enhances shareholder value.
For purposes of the Bonus Plans, EBIT is calculated as net earnings (loss) excluding (i) net interest expense, (ii) tax expense (benefit), (iii) items related to our reorganization of business programs and other charges, (iv) gains (losses) on extinguishments and modifications of our long-term debt, (v) amortization expense for the effects of purchase price accounting, (vi) foreign exchange translation gains and losses, and (vii) the hedge results for foreign currency, interest rate or commodity contracts which are not accounted for as cash flow hedges.
As certified by the Compensation Committee, under the Bonus Plans (i) the EBIT threshold target was $222 million for the First Half Bonus Plan and was $306 million for the Second Half Bonus Plan, with actual EBIT performance of $244 million and $324 million for the First Half and Second Half Bonus Plans, respectively; (ii) the revenue target for the First Half and Second Half Bonus Plans was $2,170 million and $2,220 million, respectively, with certified revenue performance under the First Half and Second Half Bonus Plans of $2,019 million and $2,166 million, respectively; and (iii) the gross margin target under the First Half and Second Half Bonus Plans was 43.3% and 45.0%, with certified performance under the First Half and Second Half Bonus Plans of 41.5% and 43.6%, respectively.

The Compensation Committee considers the Company’s ability to fund the Bonus Plan pool based on the revenue and gross margin levels represented by the pre-established performance objectives. Because of this, the revenue and gross margin targets set forth above are more aggressive and harder to achieve than comparable targets utilized by awards that are not cash based. As a result of performance above the minimum EBIT threshold under the Bonus Plans, the actual business performance factors were 0.34 and 0.55 for the First Half and Second Half Bonus Plans, respectively. The Compensation Committee expected actual performance in 2013 to result in payments below target for the Bonus Plans, while still providing an opportunity for performance to fund payments at and above the Named Executive Officer’s target bonus.
The Compensation Committee certifies the Company’s results for each bonus period against the pre-established performance objectives prior to any bonus payments being made. Based on the Company’s performance against the pre-established performance objectives, and after considering individual performance and the recommendation from the Chief Executive Officer (except for his own bonus payment), the Compensation Committee (and the non-management members of the Board for the Chief Executive Officer) approved the following 2013 First Half and Second Half Bonus Plan Payments for each Named Executive Officer, shown below with the respective bonus target for each bonus period:

Name	2013 First Half Bonus Target ($)	2013 First Half Bonus Payment ($)	2013 Second Half Bonus Target ($)	2013 Second Half Bonus Payment ($)
Gregg Lowe	750,000	255,000	750,000	412,500
Alan Campbell	237,500	80,750	237,500	130,625
Robert Conrad	150,000	51,000	200,000	110,000
Thomas Deitrich	242,500	121,250	242,500	133,375
David Reed	200,000	100,000	200,000	110,000
Payments made under the Bonus Plans are included in column (g) of the 2013 Summary Compensation Table.
Long-Term Incentive Awards
Our long-term incentive awards are designed to align the individual interests of our employees with the interests of shareholders and reward them for the creation of long-term shareholder value. These programs directly support the Company’s at-risk, retention and pay-for-performance compensation goals, which are key elements of our compensation philosophy. In 2013, the Compensation Committee granted a mix of time- and performance-based awards to our Named Executive Officers.
Our long-term incentive awards consist of options to purchase our common shares, time- and performance-based restricted share unit awards payable in our common shares and restricted cash awards, and may be granted annually or upon special events including commencement of employment, promotion and changes in duties. Awards are granted in accordance with the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (“2011 Omnibus Plan”) and the policies adopted by the Compensation Committee. Because the Compensation Committee does not consist of non-employee directors under Rule 16b-3 of the Exchange Act, the Board approves all equity awards for our Named Executive Officers.
Prior Year Long-Term Incentive Awards
In February 2012, the Compensation Committee recommended and the Board approved a grant of performance-based restricted share unit awards to Mr. Campbell and Mr. Deitrich in order to incentivize them to achieve our strategic goals for profitable growth (the “Select Grant”). The Select Grant vests 33% on the first and second anniversary of the date of grant and 34% on the third anniversary of the date of grant, subject to the achievement of performance objectives and the terms and conditions of the award agreement. The number of common shares underlying each Select Grant is determined by comparing the Company’s annual revenue and adjusted earnings per share (“EPS”) against goals established by the Compensation Committee for each of the three annual performance periods (2012, 2013 and 2014). Each performance-based restricted share unit award entitles Messrs. Campbell and Deitrich to receive from 0 to 1.5 times the target number of common shares based on the Company’s revenue and EPS for each annual performance period. The target units awarded in 2013 for the annual performance period were: Mr. Campbell - 29,185 and Mr. Deitrich - 25,320. The Compensation Committee believes that annual revenue and EPS are good measures of our performance and profitability, and that these performance objectives incentivize the award recipient to support our goals for profitable growth, which ultimately enhances shareholder value. Performance objectives are established to be aggressive, but achievable in the context of the business environment in each performance period.
In July 2012, Mr. Lowe received a performance-based restricted share unit award as part of his prorated 2012 Annual Grant, which was made upon the commencement of his employment with the Company. The performance-based restricted share unit award vests 100% on the third anniversary of the date of grant, subject to achievement of performance objectives established by the Compensation Committee for each of the three annual performance periods. The performance objectives and annual performance periods are consistent with the Select Grant described above. On the third anniversary of the date of grant, each performance-based restricted share unit entitles Mr. Lowe to receive from 0 to 1.0 times the target number of common shares based on the Company’s revenue and EPS for each annual performance period.
For the 2013 performance period, the pre-established performance objectives, relative weightings, performance scale and performance as certified by the Compensation Committee are set forth in the following table:

		Select Grant - 2013 Performance Period
Pre-established Performance Objective	Weight	Minimum	Target	Maximum	Actual	Performance Factor
2013 Revenue ($ in millions)	50%	$3,950	$4,020	$4,250	$4,185	1.344
2013 EPS (1)	50%	$0.23	$0.39	$0.93	$0.45	1.055
Aggregate Performance – Share Delivery Factor						1.199

(1)
Adjusted EPS is calculated by dividing adjusted net earnings (loss) by the number of shares outstanding for the period of the calculation.  Adjusted net earnings (loss) is defined as net earnings (loss) excluding (i) amortization expense for the effects of purchase price accounting, (ii) non-cash shared-based compensation expense, (iii) the hedge results for interest rate or commodity contracts which are not accounted for as cash flow hedges, (iv) the impact of deferred and non-current income taxes, (v) gains (losses) on extinguishments and modifications of our long-term debt, and (vi) items related to our reorganization of business programs and other charges.

As a result of 2013 revenue and EPS, the second 33% of the Select Grant vested, and the number of common shares calculated based on the performance factor shown above were delivered as follows: Mr. Campbell - 35,012 and Mr. Deitrich - 30,375. In addition, Mr. Lowe is entitled to receive 24,580 common shares under his award subject to his continued employment through the third anniversary of the date of grant.
As part of his offer of employment in October 2012, the Company granted Mr. Conrad a restricted cash award of $450,000 to compensate him for long-term incentive value that was forfeited to his former employer. The cash award vests in three equal installments on the first, second and third anniversary of the commencement of Mr. Conrad’s employment with the Company. The restricted cash award will be forfeited if Mr. Conrad’s employment terminates for any reason. The first installment of this award vested in 2013 and is included in column (d) of the 2013 Summary Compensation Table.
Annual Grant
The Company made an annual long-term incentive grant in 2013, with target award amounts determined by the Compensation Committee (and the non-management members of the Board for our Chief Executive Officer) after considering the composite market data for comparative positions from our peer group, internal comparable positions, scope of responsibilities, individual performance and the recommendation from the Chief Executive Officer (except for his own annual grant). The target award amounts were converted into actual units on the date of grant using the Company’s Black-Scholes value for the options to purchase our common shares and the closing price of a share, at the market close, on the NYSE on the date of grant for the time- and performance-based restricted share units. For a discussion of the assumptions used for our Black-Scholes values, please refer to note 6 of our consolidated financial statements included in this Annual Report on Form 10-K.

In 2013, the Annual Grant was comprised of:

Vehicle	Proportion of Award Value	Strategy	Terms
Options to purchase our common shares	1/3	Risk-based long-term compensation element with award value being realized upon an increase in the price of our common shares	Vests and exercisable in four equal installments on the first, second, third and fourth anniversary of the date of grant; term of seven years
Time-based restricted share units	1/3	Retention-based long-term compensation element	Vests in four equal installments on the first, second, third and fourth anniversary of the date of grant and payable in our common shares
Performance-based restricted share units	1/3	Performance-based long-term compensation element, comparing our relative Total Shareholder Return (TSR) as compared to the TSR of 21 peer companies over a three year performance period	Vests in one installment on the third anniversary of the date of grant, with the number of shares received based on the Company’s relative TSR performance, and payable in our common shares
The Compensation Committee implemented a new design described in the table above for our annual long-term incentive awards in 2013, which increased the at-risk and performance-based components of the Company’s long-term incentive program. The TSR performance-based restricted share unit award compares the Company’s relative TSR over a three year period beginning on January 1, 2013, to a select group of 21 peer companies over the same three year period. The 21 peer companies contain the companies included in our peer group for composite market data plus Infineon Technologies AG, NXP Semiconductors N.V. and ST Microelectronics N.V. These three additional companies are not included in our compensation peer group because their publicly available executive compensation information is limited, but they do meet the peer group comparability criteria established by the Compensation Committee. The TSR performance-based award vests on the third anniversary of the date of grant and the Named Executive Officer can receive 0 to 1.5 times the target number of restricted share units based on our relative TSR performance. The Compensation Committee believes this long-term incentive design increases the alignment of our program with the interest of our shareholders and further reinforces our pay-for-performance philosophy. In addition, the three year performance period and three year vesting period promotes retention.
The Compensation Committee recommended, and the Board approved target annual grant award amounts for our Named Executive Officers, which resulted in the following units granted on April 2, 2013:

Name	Options	Time-based Restricted Share Units	Performance-based Restricted Share Units (Target)
Gregg Lowe	253,647	125,809	125,809
Alan Campbell	48,314	23,964	23,964
Robert Conrad	48,314	23,964	23,964
Thomas Deitrich	62,808	31,153	31,153
David Reed	48,314	23,964	23,964
Benefits and Perquisites
Benefits
Named Executive Officers are eligible to receive benefits provided to all U.S. employees including medical, dental, vision, disability, life insurance and are eligible to participate in the Freescale 401(k) Retirement Savings Plan (“401(k) Plan”). The 401(k) Plan provides for employer matching contributions which may be made in amounts up to a 100% match of each participant’s pre and / or post-tax contributions to the Plan, not to exceed 5% of the participant’s eligible earnings. These benefits are intended to be competitive with benefits offered within our peer group and other electronics companies. Named Executive Officers are also eligible for an annual executive comprehensive physical exam paid for by the Company. Matching contributions under the 401(k) Plan are included in column (i) of the 2013 Summary Compensation Table.

Perquisites
Certain Named Executive Officers received perquisites in 2013 including payment of certain relocation and commuting expenses, gross-up for taxes related to certain relocation and commuting expenses and the reimbursement of a payment made to a former employer. Each of these, as they pertain to certain Named Executive Officers, is described below.
Messrs. Conrad and Reed received relocation benefits in 2013 pursuant to the Company’s executive relocation policy, including certain gross-up payments related to the reimbursement of relocation expenses. Additionally, the Compensation Committee approved the reimbursement of certain expenses related to Mr. Conrad’s commuting travel between Portland, Maine and our office in Austin, Texas, including air travel, lodging and other transportation services. We also made a gross-up payment to Mr. Conrad for the tax liability associated with the reimbursement of these commuting expenses. We do not expect to pay any additional commuting expenses for Mr. Conrad. The amounts received by Messrs. Conrad and Reed are included in column (i) of the 2013 Summary Compensation Table.
The Company provided Mr. Lowe relocation benefits pursuant to the Company’s executive relocation policy and his employment agreement, as approved by the non-management members of the Board, in connection with his employment. In August 2012 to quickly transition his residence to our office in Austin, Texas, Mr. Lowe made an election under the terms of his employment agreement to have a relocation service provider purchase his primary residence in Dallas, Texas at an appraised value. When Mr. Lowe’s residence was sold in 2013, we reimbursed the relocation service provider for costs associated with the sale, including $242,500 for the service provider’s loss on the sale of Mr. Lowe’s residence and $159,000 for real estate commissions. Prior to the sale the Company also paid for certain interim carrying costs associated with the residence. We do not expect any additional payments related to Mr. Lowe’s relocation.
To incentivize Mr. Lowe to join the Company as President and Chief Executive Officer in 2012, the Company agreed to indemnify Mr. Lowe, on an after-tax basis, for any amounts required to be repaid by him to his former employer under the terms of his nonqualified stock option and restricted stock unit awards. In 2013, we paid $1,364,698 to Mr. Lowe representing the remaining balance of indemnification payments required to make him whole on an after tax basis for the amounts actually paid by him to his former employer. We do not expect any additional payments under these indemnification provisions.
Amounts related to Mr. Lowe’s perquisites described above, are included in column (i) of the 2013 Summary Compensation Table.
Policies and Decisions Regarding the Adjustment or Recovery of Awards
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup any improper payments from our Chief Executive Officer and Chief Financial Officer.
During 2013, the Company adopted new long-term incentive award agreements for Named Executive Officers extending the term of non-compete and non-solicitation covenants to two years post termination. Upon a breach of these covenants: (i) vested but unexercised options terminate; (ii) the executive must repay to the Company any gain from options exercised within the three years prior to termination or after termination; and (iii) the executive must repay to the Company the fair market value of common shares acquired upon the vesting of any time- or performance-based restricted share units within three years prior to termination.
We will review our policies regarding the recovery of awards for compliance with the clawback policy requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act when the final regulations are issued.
Trading Restrictions
Freescale’s insider trading policy promotes compliance with applicable securities laws by Freescale, its directors and employees by prohibiting short-term or speculative transactions in Freescale’s securities or in other transactions that may lead to violations of the insider trading laws. The policy also prohibits covered persons from engaging in short sales or pledging of Freescale’s securities, or from transacting in publicly-traded options involving Freescale securities (such as puts, calls and other derivative securities).
Tax Considerations
Section 162(m) of the Internal Revenue Code limits the deductibility of the annual compensation of our Named Executive Officers to $1,000,000 per individual to the extent that such compensation is not “performance-based” (as defined in Section 162(m)). In 2013, the Company relied on transitional relief that is available under Section 162(m) of the Internal Revenue Code that exempts compensation plans adopted prior to a company’s initial public offering from the deduction limit under Section 162(m). This transitional relief for our compensation plans will be available to us until the date of our annual meeting that occurs in 2015, unless prior to that date, we materially modify the plans or issue all of the shares and other compensation allocated under the compensation plans that are subject to that transitional relief (at which point, the transitional relief will expire). We intend to consider the implications of Section 162(m) and the limits of deductibility of compensation in excess of $1,000,000 as we design our compensation programs going forward. However, the Compensation Committee’s primary focus is applying our guiding principles in attracting, retaining and motivating our Named Executive Officers, and we reserve the right to determine whether to make use of the performance-based compensation exception.
Additional Information Regarding Named Executive Officer Compensation
The base salary, total target cash and total target direct compensation of our Named Executive Officers was determined in 2013 based on our compensation philosophy and the policies and practices described in this compensation discussion and analysis. Total target cash consists of annual base salary plus the annual bonus target. Total target direct compensation represents the sum of annual base salary, annual bonus target and the grant date fair value of long-term incentive awards. The following provides additional information about the factors considered by the Compensation Committee and the Board in their review of our Named Executive Officers’ 2013 compensation.
Gregg Lowe. Mr. Lowe joined Freescale as our President and Chief Executive Officer in 2012 at a time when the Company wished to attract a highly regarded senior executive with substantial experience in the semiconductor industry to grow the Company. In light of these circumstances, the Board approved Mr. Lowe’s base salary, bonus target, and long-term incentive awards, and provided Mr. Lowe other compensation in order to incentivize him to join the Company. The Board approved an increase to Mr. Lowe’s long-term incentive award in 2013, which resulted in an increase to Mr. Lowe’s total target direct compensation. Mr. Lowe’s base salary is in the upper quartile of the composite market data, total target cash is approximately at the 75th percentile of the composite market data and total target direct compensation is approximately at the 50th percentile of the composite market data.
Alan Campbell. Mr. Campbell’s base salary and total target cash are set forth in his employment agreement, which was entered into over five years ago, and have not been increased since then. Mr. Campbell’s base salary and total target cash are in the 50th to 75th percentile of the composite market data, which reflects his extensive tenure with the Company and our predecessor, the significant contributions Mr. Campbell has made to our business, and the broad scope of his responsibilities. Mr. Campbell’s total target direct compensation is at approximately the 50th percentile of the composite market data.
Robert Conrad. The Compensation Committee approved an increase to Mr. Conrad’s base salary and annual bonus target in 2013, primarily due to the composite market data and based on the compensation for similar positions in the Company. The base salary and bonus target change increased the performance-based compensation as a percentage of Mr. Conrad’s total target cash. The Compensation Committee also approved an increase in Mr. Conrad’s long-term incentive awards which resulted in an increase to Mr. Conrad’s total target direct compensation. Mr. Conrad’s base salary, total target cash and total target direct compensation are at approximately the 50th percentile of the composite market data.
Thomas Deitrich. None of Mr. Deitrich’s base salary, total target cash or total target direct compensation was adjusted in 2013. The base salary is at approximately the 75th percentile, total target cash and total target direct compensation for Mr. Deitrich are in the 50th to 75th percentile of the composite market data, which reflects the broad scope of his responsibilities and the contributions Mr. Deitrich has made to our business.
David Reed. Mr. Reed’s base salary and total target cash were not adjusted in 2013. The Compensation Committee approved an increase in Mr. Reed’s long-term incentive award, which resulted in an increase to Mr. Reed’s total target direct compensation. The base salary, total target cash and total target direct compensation for Mr. Reed are in the 50th to 75th percentile of the composite market data, which reflects the broad scope of his responsibilities managing our operations, quality and technology solutions organizations.
Compensation Practices and Risk
We believe our compensation programs balance an appropriate mix of short and long-term performance objectives, cash- and equity-based compensation, and risks and rewards for our employees. Our programs incorporate key design features to mitigate the likelihood of excessive risk-taking behavior, including:

•
reasonable performance goals are established by the Compensation Committee for short-term cash incentive programs, incorporating top-line (e.g., revenue) and bottom-line (e.g., EBIT and gross margin) business performance factors;

•	all Freescale employees, including Named Executive Officers, are measured against the same business performance factors for our short-term cash incentive programs;

•	our short-term cash incentive programs include maximum payout limitations of 200% and the maximum individual bonus payment under our Bonus Plans is two times the bonus target;

•	the Compensation Committee retains ultimate discretion for payments made to our employees, including Named Executive Officers, under our short-term cash incentive program; and

•
long-term incentive equity grants for our Named Executive Officers contain a mix of performance-based and time-based vesting, and in 2013, included absolute and relative market-based performance metrics over a three year performance period.

Additionally, we have a strong internal control environment, including ethics and compliance training for all employees. Based on a review of our compensation program design, we believe that there are no significant risks and our policies and practices do not create risks that are reasonably likely to have a material negative impact on our Company.
2013 Summary Compensation Table
The following Summary Compensation Table sets forth information regarding the compensation provided by Freescale Semiconductor, Inc. and the Company to the Chief Executive Officer, the Chief Financial Officer, and each of the three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving at the end of 2013.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Share Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)		All Other Compensation ($) (i)		Total ($) (j)
Gregg Lowe, President and Chief Executive Officer	2013	1,000,000	—		4,246,916	(2)	1,750,164	(4)	667,500	(5)	1,846,025	(6)	9,510,605
	2012	553,846	1,000,000		3,388,057		7,143,998		—		8,659,186		20,745,087
Alan Campbell, Senior Vice President and Chief Financial Officer	2013	545,000	—		1,164,733	(3)	333,367	(4)	211,375	(5)	15,250	(6)	2,269,725
	2012	545,000	—		1,264,855		562,831		—		12,500		2,385,186
	2011	545,000	—		—		—		3,283,250		12,250		3,840,500
Robert Conrad, Senior Vice President and General Manager	2013	395,961	150,000	(1)	740,967	(3)	333,367	(4)	161,000	(5)	96,841	(6)	1,878,136

Thomas Deitrich, Senior Vice President and General Manager	2013	485,000	—		1,330,897	(3)	433,375	(4)	254,625	(5)	15,250	(6)	2,519,147
	2012	482,115	—		1,255,495		844,208		—		12,500		2,594,318
	2011	450,577	—		—		—		2,419,750		12,250		2,882,577
David Reed, Senior Vice President, Manufacturing Operations	2013	400,000	—		740,967	(3)	333,367	(4)	210,000	(5)	97,277	(6)	1,781,611

(1)	Represents the first installment of a restricted cash award that became payable within 30 days of the first anniversary of the commencement of Mr. Conrad's employment.

(2)
Amount shown does not reflect compensation actually received in 2013 by Mr. Lowe. Instead, the amount shown reflects the grant date fair value of awards calculated in accordance with ASC Topic 718 in connection with Mr. Lowe's (i) 2013 Annual Grant of 125,809 market-based performance restricted share units payable in the Company's common shares; (ii) 2013 Annual Grant of 125,809 time-based restricted share units payable in Company's common shares; and (iii) 24,580 performance restricted share units payable in the Company's common shares granted in connection with the second distinct performance period of Mr. Lowe's 2012 Annual Grant. The 2013 Annual Grant of market-based performance restricted share units vest on the third anniversary of the date of grant subject to the achievement of specified performance goals and the terms and conditions of the award agreement. Each performance restricted share unit entitles Mr. Lowe to receive between 0 to 1.5 times the target number of common shares contingent on Company performance based on relative total shareholder return compared to a peer group. The grant date fair value for this award was determined using the Monte Carlo valuation model. The 2013 time-based restricted share units vest in four equal installments on the first, second, third and fourth anniversary of the date of grant. The 2012 Annual Grant performance restricted share units vest on the third anniversary of the date of grant, subject to performance achievement and the terms and conditions outlined in the award agreement. The ultimate number of common shares underlying this award is contingent on Company performance measured against annual revenue and EPS goals established by the Compensation Committee for each of the three distinct annual performance periods (2012, 2013 and 2014). Each performance restricted share unit entitles Mr. Lowe to receive from 0 to 1 times the target number of common shares. For a discussion of the ASC Topic 718 assumptions utilized, please refer to note 6 of our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Amounts shown do not reflect compensation actually received in 2013 by the Named Executive Officer. Instead the amounts shown reflect the grant date fair value of awards calculated in accordance with ASC Topic 718 in connection with (i) the 2013 Annual Grant of market-based performance restricted share units payable in the Company's common shares; (ii) 2013 Annual Grant of time-based restricted share units payable in Company's common shares; and (iii) 2013 Select Grant of performance restricted share units payable in the Company's common shares granted in connection with the second distinct performance period of the Named Executive Officers’ 2012 Select Grant (Mr. Campbell and Mr. Deitrich

only). Grants of market-based performance restricted share units under the 2013 Annual Grant for each officer were as follows: Mr. Campbell - 23,964; Mr. Conrad - 23,964; Mr. Deitrich - 31,153; and Mr. Reed - 23,964. These awards of market-based performance restricted share units vest on the third anniversary of the date of grant subject to the achievement of specified performance goals based on relative total shareholder return compared to a peer group and the terms and conditions of the award agreement. Each performance restricted share unit entitles the Named Executive Officer to receive between 0 to 1.5 times the target number of common shares. The grant date fair value for this award was determined using the Monte Carlo valuation model. Grants of time-based restricted share units under the 2013 Annual Grant for each officer were as follows: Mr. Campbell - 23,964; Mr. Conrad - 23,964; Mr. Deitrich - 31,153; and Mr. Reed - 23,964. These grants of time-based restricted share units vest in four equal installments on the first, second, third and fourth anniversary of the date of grant. Grants of performance restricted share units for 2013 under the 2012 Select Grant were made on February 6, 2013 as follows: Mr. Campbell - 29,185 and Mr. Deitrich - 25,320. Assuming maximum achievement of performance metrics in the second performance period, the maximum value at the date of grant would be: Mr. Campbell - $635,649 and Mr. Deitrich - $551,470. The performance restricted share units vest 33% on the first and second anniversary of the date of grant and 34% on the third anniversary of the date of grant, subject to performance achievement and the terms and conditions outlined in the award agreement. The ultimate number of common shares underlying this award is contingent on Company performance measured against annual revenue and EPS goals established by the Compensation Committee for each of the three distinct annual performance periods (2012, 2013 and 2014). Each performance restricted share unit entitles the grant recipient to receive from 0 to 1.5 times the target number of common shares. For a discussion of the ASC Topic 718 assumptions utilized, please refer to note 6 of our consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Amounts shown do not reflect compensation actually received in 2013 by the Named Executive Officer. Instead the amounts shown reflect the grant date fair value of awards calculated in accordance with ASC Topic 718 in connection with our 2013 Annual Grant of options to purchase the Company’s common shares. Each officer was awarded an option to purchase the number of the Company’s common shares as follows: Mr. Lowe - 253,647; Mr. Campbell - 48,314; Mr. Conrad - 48,314; Mr. Deitrich - 62,808; and Mr. Reed - 48,314. Each option to purchase the Company’s common shares vest 25% on the first, second, third and fourth anniversary of the date of grant and has a term of seven years. For a discussion of the ASC Topic 718 assumptions utilized, please refer to note 6 of our consolidated financial statements included in this Annual Report on Form 10-K.

(5)
Represents (i) payments under the 2013 First Half Bonus Plan to the Named Executive Officers: Mr. Lowe - $255,000; Mr. Campbell - $80,750; Mr. Conrad - $51,000; Mr. Deitrich - $121,250; and Mr. Reed - $100,000; and (ii) payments under the 2013 Second Half Bonus Plan to Named Executive Officers: Mr. Lowe - $412,500; Mr. Campbell - $130,625; Mr. Conrad - $110,000; Mr. Deitrich - $133,375; and Mr. Reed - $110,000.

(6)	The table represents the aggregate value during 2013 of perquisites and other compensation provided to the Named Executive Officers.

Name	Relocation Services		Commuting		Executive Wellness	401(k) Company Match	Other		Total
Gregg Lowe	465,957	[a]	—		2,620	12,750	1,364,698	[c]	1,846,025
Alan Campbell	—		—		2,500	12,750	—		15,250
Robert Conrad	45,881	[b]	50,960	[b]	—	—	—		96,841
Thomas Deitrich	—		—		2,500	12,750	—		15,250
David Reed	84,527	[b]	—		—	12,750	—		97,277

a.
Includes the Company’s $242,500 reimbursement to the service provider for the loss on the sale of Mr. Lowe’s Dallas, Texas home and real estate commissions charges in the amount of $159,000 paid by the Company on Mr. Lowe’s behalf related to the Dallas, Texas home sale.

b.	Relocation Services and Commuting payments include a gross-up payment of (i) $4,297 for Mr. Conrad’s relocation, (ii) $10,194 for Mr. Reed’s relocation and (iii) $13,938 for Mr. Conrad’s commuting.

c.	Amount represents an indemnification payment made to Mr. Lowe in connection with clawback claims from his former employer.

2013 Grants of Plan-based Awards Table
The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by the Company in 2013 to our Named Executive Officers.

		Estimated future payouts under non-equity incentive plan awards						Estimated future payouts under equity incentive plan awards						All other share awards: Number of shares or units (#) (i)		All other option awards: Number of securities underlying options (#) (j)		Exercise of base price of option awards ($) (k)	Grant date fair value of share and option awards ($) (l) (1)
Name (a)	Grant Date (b)	Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)		Threshold (#) (f)		Target (#) (g)		Maximum (#) (h)
Gregg Lowe	2/5/2013	—	(2)	750,000	(2)	1,500,000	(2)	—		—		—		—		—		—	—
	7/30/2013	—	(3)	750,000	(3)	1,500,000	(3)	—		—		—		—		—		—	—
	2/5/2013	—		—		—		—	(4)	24,580	(4)	24,580	(4)	—		—		—	356,902
	4/2/2013	—		—		—		—	(5)	125,809	(5)	188,713	(5)	—		—		—	2,140,011
	4/2/2013	—		—		—		—		—		—		125,809	(7)	—		—	1,750,003
	4/2/2013	—		—		—		—		—		—		—		253,647	(8)	13.91	1,750,164
Alan Campbell	2/5/2013	—	(2)	237,500	(2)	475,000	(2)	—		—		—		—		—		—	—
	7/30/2013	—	(3)	237,500	(3)	475,000	(3)	—		—		—		—		—		—	—
	2/5/2013	—		—		—		—	(6)	29,185	(6)	43,777	(6)	—		—		—	423,766
	4/2/2013	—		—		—		—	(5)	23,964	(5)	35,946	(5)	—		—		—	407,628
	4/2/2013	—		—		—		—		—		—		23,964	(7)	—		—	333,339
	4/2/2013	—		—		—		—		—		—		—		48,314	(8)	13.91	333,367
Robert Conrad	2/5/2013	—	(2)	150,000	(2)	300,000	(2)	—		—		—		—		—		—	—
	7/30/2013	—	(3)	200,000	(3)	400,000	(3)	—		—		—		—		—		—	—
	4/2/2013	—		—		—		—	(5)	23,964	(5)	35,946	(5)	—		—		—	407,628
	4/2/2013	—		—		—		—		—		—		23,964	(7)	—		—	333,339
	4/2/2013	—		—		—		—		—		—		—		48,314	(8)	13.91	333,367
Thomas Deitrich	2/5/2013	—	(2)	242,500	(2)	485,000	(2)	—		—		—		—		—		—	—
	7/30/2013	—	(3)	242,500	(3)	485,000	(3)	—		—		—		—		—		—	—
	2/5/2013	—		—		—		—	(6)	25,320	(6)	37,980	(6)	—		—		—	367,646
	4/2/2013	—		—		—		—	(5)	31,153	(5)	46,729	(5)	—		—		—	529,913
	4/2/2013	—		—		—		—		—		—		31,153	(7)	—		—	433,338
	4/2/2013	—		—		—		—		—		—		—		62,808	(8)	13.91	433,375
David Reed	2/5/2013	—	(2)	200,000	(2)	400,000	(2)	—		—		—		—		—		—	—
	7/30/2013	—	(3)	200,000	(3)	400,000	(3)	—		—		—		—		—		—	—
	4/2/2013	—		—		—		—	(5)	23,964	(5)	35,946	(5)	—		—		—	407,628
	4/2/2013	—		—		—		—		—		—		23,964	(7)	—		—	333,339
	4/2/2013	—		—		—		—		—		—		—		48,314	(8)	13.91	333,367

(1)
Amounts in this column represent the grant date fair value of shares and options granted in fiscal 2013 calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, please refer to note 6 of our consolidated financial statement included in this Annual Report on Form 10-K.

(2)
Amounts represent target and maximum bonus awards under the 2013 First Half Bonus Plan. The minimum payment under the 2013 First Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. See footnote 5 of the 2013 Summary Compensation Table for actual payments made under this award.

(3)
Amounts represent target and maximum bonus awards under the 2013 Second Half Bonus Plan. The minimum payment under the 2013 Second Half Bonus Plan was $0 for each Named Executive Officer and the maximum payment was two times the target amount. See footnote 5 of the 2013 Summary Compensation Table for actual payments made under this award.

(4)
Amounts represent performance restricted share units granted to Mr. Lowe on February 5, 2013 in connection with the second distinct performance period of Mr. Lowe's 2012 Annual Grant, under the 2011 Omnibus Plan. See footnote 2 of the 2013 Summary Compensation Table for a more detailed description of the award.

(5)
Amounts represent performance-based restricted share units granted to Messrs. Lowe, Campbell, Conrad, Deitrich and Reed on April 2, 2013 as part of the 2013 Annual Grant under the 2011 Omnibus Plan. See footnote 2 of the 2013 Summary Compensation Table for a more detailed description of Mr. Lowe’s award. See footnote 3 of the 2013 Summary Compensation Table for a more detailed description of Messrs. Campbell, Conrad, Deitrich and Reed’s award.

(6)
Amounts represent grants of performance share units awarded to Messrs. Campbell and Deitrich on February 5, 2013 in connection with the second distinct performance period of the 2012 Select Grant under the 2011 Omnibus Plan. These awards vested on February 6, 2014, the second anniversary of the Board approval date of the award. See footnote 3 of the 2013 Summary Compensation Table for a more detailed description of this award.

(7)
Amounts represent grants of restricted share units to Messrs. Lowe, Campbell, Conrad, Deitrich and Reed as part of the 2013 Annual Grant under the 2011 Omnibus Plan. See footnote 2 of the 2013 Summary Compensation Table for a more detailed description of Mr. Lowe’s award. See footnote 3 of the 2013 Summary Compensation Table for a more detailed description of Messrs. Campbell, Conrad, Deitrich and Reed’s award.

(8)
Amounts represent grants of options to purchase the Company's common shares awarded to Messrs. Lowe, Campbell, Conrad, Deitrich, and Reed as part of the 2013 Annual Grant under the 2011 Omnibus Plan. See footnote 4 of the 2013 Summary Compensation Table for a more detailed description of these awards.

Employment Agreements of Certain Named Executive Officers
We have employment agreements in place for certain Named Executive Officers. Each employment agreement with a Named Executive Officer was approved by the Compensation Committee and the non-management members of the Board in the case of the Chief Executive Officer. Instead of continuing to offer employment agreements to new named executive officers, in 2013, the Company adopted an Executive Severance Plan for Senior Vice Presidents (“Executive Severance Plan”), including certain Named Executive Officers, providing severance benefits upon a qualifying termination. With the adoption of the Executive Severance Plan, the Company grandfathered employment agreements that had been previously provided to certain Named Executive Officers.
Gregg Lowe. On May 31, 2012, Freescale Semiconductor, Inc. entered into an employment agreement with Mr. Lowe, President and Chief Executive Officer. In addition to his base salary, short-term and long-term incentives, Mr. Lowe’s employment agreement also provides for certain executive benefits and perquisites as described above in “Benefits and Perquisites.” Mr. Lowe’s employment agreement also provides him with severance upon a qualifying termination of employment.
Alan Campbell and Thomas Deitrich. Freescale Semiconductor, Inc. entered into an employment agreement with each of Messrs. Campbell and Deitrich, providing for a minimum base salary level and total target cash, as well as certain benefits under a qualifying termination. The dates of each employment agreement are as follows: Mr. Campbell - July 1, 2008 and Mr. Deitrich - April 29, 2009.
Robert Conrad and David Reed. Messrs. Conrad and Reed are eligible to receive severance benefits upon a qualifying termination under the Executive Severance Plan.
For more information regarding payments made to our Named Executive Officers upon termination or change in control, please see the “2013 Potential Payments upon Termination or Change in Control” section below.

2013 Outstanding Awards at Fiscal Year-end Table

	Option Awards							Share Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units that Have Not Vested (#) (g)		Market Value of Shares or Units that Have Not Vested ($) (h) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (j) (1)
Gregg Lowe	95,024	(2)	285,074	(2)	—	10.06	7/2/2019	—		—	—		—
	208,532	(2)	625,599	(2)	—	10.06	7/2/2022	—		—	—		—
	—		253,647	(5)	—	13.91	4/2/2020	—		—	—		—
	—		—		—	—	—	156,103	(2)	2,505,453	—		—
	—		—		—	—	—	125,809	(5)	2,019,234	—		—
	—		—		—	—	—	24,580	(6)	394,509	—		—
	—		—		—	—	—	—		—	188,713	(9)	3,028,844
Alan Campbell	66,441	(3)	—		—	6.40	4/6/2019	—		—	—
	18,297	(4)	54,893	(4)	—	15.41	4/2/2019	—		—	—
	—		48,314	(5)	—	13.91	4/2/2020	—		—	—
	—		—		—	—	—	19,752	(7)	317,020	—		—
	—		—		—	—	—	12,165	(4)	195,248	—		—
	—		—		—	—	—	23,964	(5)	384,622	—		—
	—		—		—	—	—	35,012	(8)	561,943	—		—
	—		—		—	—	—	—		—	35,946	(9)	576,933
Robert Conrad	20,000	(4)	60,000	(4)	—	9.32	11/5/2019	—		—	—		—
	—		48,314	(5)	—	13.91	4/2/2020	—		—	—		—
	—		—		—	—	—	37,500	(4)	601,875	—		—
	—		—		—	—	—	23,964	(5)	384,622	—		—
	—		—		—	—	—	—		—	35,946	(9)	576,933
Thomas Deitrich	108,876	(3)	—		—	6.40	4/6/2019	—		—	—		—
	27,445	(4)	82,335	(4)	—	15.41	4/2/2019	—		—	—		—
	—		62,808	(5)	—	13.91	4/2/2020	—		—	—		—
	—		—		—	—	—	17,139	(7)	275,081	—		—
	—		—		—	—	—	18,248	(4)	292,880	—		—
	—		—		—	—	—	31,153	(5)	500,006	—		—
	—		—		—	—	—	30,375	(8)	487,519	—		—
	—		—		—	—	—	—		—	46,729	(9)	750,000
David Reed	31,250	(4)	93,750	(4)		9.32	11/5/2019	—
	—		48,314	(5)	—	13.91	4/2/2020	—
	—		—		—	—	—	52,500	(4)	842,625
	—		—		—	—	—	23,964	(5)	384,622
	—		—		—	—	—	—		—	35,946	(9)	576,933

(1)	Amounts in columns (h) and (j) are calculated by multiplying the number of units by the fair market value per common share of $16.05 on December 31, 2013.

(2)
Amounts represent options and restricted share unit awards granted under the 2011 Omnibus Incentive Plan on July 2, 2012. The options awards vest in equal installments on the first, second, third and fourth anniversary of the date of grant and the restricted share unit vests in equal installments on the first and second anniversary of the date of grant.

(3)
Options granted under the terms of the 2006 Management Incentive Plan (MIP) on April 6, 2009. The options vested in equal installments on the first, second, third and fourth anniversary of the date of the grant.

(4)
Amounts represent options and restricted share unit awards granted under the 2011 Omnibus Incentive Plan on April 2, 2012 for Messrs. Campbell and Deitrich and November 5, 2012 for Messrs. Conrad and Reed. These awards vest in equal installments on the first, second, third and fourth anniversary of the date of grant.

(5)
Options and restricted share unit awards granted under the 2011 Omnibus Incentive Plan on April 2, 2013. These awards vest in equal installments on the first, second, third and fourth anniversary of the date of grant.

(6)
Performance-based restricted share unit award granted under the 2011 Omnibus Incentive Plan on February 5, 2013. As a result of 2013 performance against pre-established performance measures and the Compensation Committee's certification of performance on February 4, 2014, Mr. Lowe will receive this award provided he remains employed with the Company through the vesting date of July 2, 2015.

(7)
Restricted share unit awards granted under the 2011 Omnibus Incentive Plan on February 5, 2012. These awards vest 33% on the first and second anniversary of the date of grant and 34% on the third anniversary of the date of grant.

(8)
Performance-based restricted share unit award granted under the 2011 Omnibus Incentive Plan on February 5, 2013. As a result of 2013 performance against pre-established performance measures and the Compensation Committee's certification of performance on February 4, 2014, these awards vested on February 6, 2014, the second anniversary of the Board approval date of the award.

(9)
Performance-based restricted share unit award granted under the 2011 Omnibus Incentive Plan on April 2, 2013. This award vests 100% on the third anniversary of the date of grant subject to performance achievement based on relative Total Shareholder Return compared to a peer group of companies. As results indicate achievement between target and maximum performance, the amounts reflected are the maximum amounts.

2013 Option Exercises and Stock Vested Table

	Option Awards		Share Awards
Name (a)	Number of Share Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c) (1)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e) (1)
Gregg Lowe	—	—	156,102	2,141,719
Alan Campbell	996,632	8,623,715	13,783	201,839
Robert Conrad	—	—	12,500	185,500
Thomas Deitrich	92,468	934,075	14,523	210,794
David Reed	—	—	17,500	259,700

(1)
The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of the Company’s common shares to which the exercise of the option related by (ii) the difference between the per share closing price of the Company’s common shares on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for share awards are determined by multiplying the number of restricted share units that vested by the per-share closing price of the Company’s common shares on the vesting date.

2013 Nonqualified Deferred Compensation Table

Name (a)	Executive Contribution in Last Fiscal Year ($) (b)	Registrant Contribution in Last Fiscal Year ($) (c)	Aggregate Earnings in Last Fiscal Year ($) (d) (1)	Aggregate Withdrawal/ Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End ($) (f) (2)
Gregg Lowe	—	—	—	—	—
Alan Campbell	—	—	133,862	—	426,288
Robert Conrad	—	—	—	—	—
Thomas Deitrich	—	—	108,940	—	346,921
David Reed	—	—	—	—	—

(1)
Aggregate earnings in the last fiscal year is based on the change in our share price from $11.01 on January 1, 2013 to $16.05 on December 31, 2013, multiplied by the vested number of restricted share units.

(2)
Aggregate balance at last fiscal year end is based on the number of vested restricted share units multiplied by the share price of $16.05 on December 31, 2013. Common shares will become deliverable upon the earlier to occur of termination, death, disability, a change in control or the seventh anniversary of the date of grant. The restricted share units were granted under the 2006 MIP in 2007 and 2008.

2013 Potential Payments upon Termination or Change in Control Table

Name	Termination By Company (without cause) ($)		Termination By Employee For Good Reason ($)		Qualifying Termination After Change in Control ($)		Voluntary Termination ($)		Death/ Disability ($)		Change in Control (Assumption of Equity Awards) ($)		Change in Control (No Assumption of Equity Awards) ($)
Gregg Lowe	9,951,685	(1)	10,520,879	(1)	24,368,669	(5)	—	(8)	6,127,651	(9)	2,685,582	(11)	14,403,522	(12)
Alan Campbell	964,726	(2)	701,350	(4)	4,692,674	(6)	—	(8)	823,352	(10)	1,462,587	(11)	2,498,000	(12)
Robert Conrad	925,548	(3)	335,225	(4)	3,938,558	(7)	—	(8)	457,227	(10)	511,548	(11)	2,005,237	(12)
Thomas Deitrich	883,454	(2)	657,045	(4)	4,851,798	(6)	—	(8)	815,645	(10)	1,490,138	(11)	2,745,209	(12)
David Reed	924,567	(3)	491,188	(4)	4,404,979	(7)	—	(8)	613,190	(10)	511,548	(11)	2,473,124	(12)

(1)
Amount represents estimated payments to be made under Mr. Lowe's Employment Agreement including two times the sum of Mr. Lowe's base salary and target bonus, plus the 2013 Second Half Bonus Payment, the estimated value of medical and life insurance benefits over a period of two years following termination of employment and the value of the second cash portion of his make whole award otherwise payable upon the third anniversary of the commencement of his employment. Amount also includes the estimated value of the accelerated vesting of equity awards per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(2)
Amount represents estimated payments to be made under Executive's Employment Agreement including one and a half times the executive's base salary, plus the 2013 Second Half Bonus Payment, and the estimated value of medical and life insurance benefits over a period of eighteen months following termination of employment. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(3)
Amount represents estimated payments to be made under Executive Severance Plan including the sum of the executive's base salary and target bonus, plus the 2013 Second Half Bonus Payment, and the estimated value of medical and life insurance benefits over a period of one year following termination of employment. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(4)
Amount represents the estimated value of the accelerated vesting of equity awards as per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(5)
Amount represents estimated payments to be made under Mr. Lowe's Employment Agreement including three times the sum of Mr. Lowe's base salary and target bonus, plus the 2013 Second Half Bonus Payment, the estimated value of medical and life insurance benefits over a period of three years following termination of employment and the value of the second cash portion of his make whole award otherwise payable upon the third anniversary of the commencement of his employment. Amount also includes the estimated value of the accelerated vesting of equity awards per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(6)
Amount represents estimated payments to be made under Executive's Employment Agreement including two times the executive's base salary, plus the 2013 Second Half Bonus Payment, and the estimated value of health, medical and life and long-term disability benefits over a period of two years following termination of employment. Amount also includes the estimated value of the accelerated vesting of equity awards per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(7)
Amount represents estimated payments to be made under Executive Severance Plan including the one and a half times the sum of the executive's base salary and target bonus, plus the 2013 Second Half Bonus Payment, and the estimated value of medical and life insurance benefits over a period of one and a half years following termination of employment. Amount also includes the estimated value of the accelerated vesting of equity awards per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(8)
Upon voluntary termination, Named Executive Officers are eligible for a payment of accrued but unpaid base salary, accrued but unused paid time off through the date of termination and unreimbursed business expenses.

(9)
Amount represents estimated payments to be made under Mr. Lowe's Employment Agreement including the value of the second cash portion of his make whole award otherwise payable upon the third anniversary of the commencement of his employment. Amount also includes the estimated value of the accelerated vesting of equity awards per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.

(10) Amount represents the estimated value of the accelerated vesting of equity awards as per the terms of the award agreements. Amount does not include payment for accrued but unused paid time off and unreimbursed business expenses.
(11) Amount represents the value of accelerated vesting of equity awards per the terms of the award agreements and assumes that each outstanding equity award was assumed or substituted in connection with the Change in Control, except for the performance restricted share units which vest upon a Change in Control.
(12) Amount represents the value of accelerated vesting of equity awards per the terms of the award agreements and assumes that each outstanding equity award was not assumed or substituted in connection with the Change in Control.
2013 Potential Payments upon Termination or Change in Control
Mr. Lowe
Under the terms of the employment agreement for Mr. Lowe, in the event that his employment is terminated by the Company other than for Cause, death or Disability, or it is terminated by Mr. Lowe for Good Reason (as those terms are defined in his employment agreement), he will be entitled to receive, subject to his execution of a release: (1) payment of all unpaid base salary, accrued paid time off through the date of termination, unreimbursed business expenses, and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a prorated portion of his annual bonus based on actual performance for the calendar year in which the date of termination occurs; (3) a cash payment equal to two times the sum of annual base salary and annual target bonus; (4) continued medical and life insurance for him and, if applicable, any dependents who had received benefits under his coverage prior to the termination date, for two years or until the same type of benefits are received or made available to Mr. Lowe; (5) any other amounts or benefits required to be paid or provided which he is eligible to receive, based on accrued benefits through the date of termination; and (6) to the extent unpaid, the accelerated payment of $2,000,000, the remaining portion of Mr. Lowe’s make whole cash bonus. In the event that his employment is terminated due to disability or death, Mr. Lowe or his legal representatives, in the case of his death, will be entitled to receive: (1) payment of all unpaid base salary, accrued paid time off through the date of termination, unreimbursed business expenses, and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a prorated portion of his annual bonus based on actual performance for the calendar year in which the date of termination occurs; (3) any other amounts or benefits required to be paid or provided which Mr. Lowe was eligible to receive, based on accrued benefits through the date of termination; and (4) to the extent unpaid, the accelerated payment of $2,000,000, the remaining portion of Mr. Lowe’s make whole cash bonus.
If, within a period of two years immediately following a Change in Control (as defined in his employment agreement), Mr. Lowe’s employment is terminated by the Company other than for Cause, death or Disability, or if Mr. Lowe terminates employment for Good Reason (as those terms are defined in the employment agreement), he will be entitled to receive similar payments as described above in the event that his employment is terminated by the Company other than for Cause, death or Disability, or it is terminated by Mr. Lowe for Good Reason except that he will receive a cash payment equal to three times the sum of base salary and annual target bonus instead of two times that amount and continued medical and life insurance for three years instead of two years.
Under the terms of the make whole restricted share unit award agreement granted to Mr. Lowe at the commencement of his employment, if Mr. Lowe’s employment is terminated by the Company without Cause, or due to death or Disability, or it is terminated by Mr. Lowe for Good Reason (as those terms are defined in the award agreement), the restricted share units become fully vested and deliverable. Under the terms of the nonqualified share option award agreement granted to Mr. Lowe at the commencement of his employment associated with his prorated annual grant, if the Mr. Lowe’s employment is terminated by the Company, due to death or Disability, or it is terminated by Mr. Lowe for Good Reason (as those terms are defined in the award agreement), an additional number of options, equal to the number of options that would have vested on the next anniversary of the date of grant, vest and become exercisable subject to the terms and conditions outlined in the award agreement.
Under the terms of the make whole restricted share unit award agreement, if Mr. Lowe’s employment is terminated by the Company following a Change in Control without Cause, or due to death or Disability, or it is terminated by Mr. Lowe for Good Reason, the restricted share units become fully vested and deliverable. If the restricted share unit award is not assumed or substituted in connection with a Change in Control, all unvested restricted share units vest and become deliverable immediately upon the effective date of the Change in Control. Under the terms of the performance-based restricted share unit award agreement, if Mr. Lowe’s employment is terminated by the Company without Cause, or if Mr. Lowe terminates employment for Good Reason within two years following a Change in Control or a period of nine months prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, all unvested restricted share units vest with a share delivery factor of 1.0 and become deliverable. If the performance-based restricted share unit award is not assumed or substituted in connection with a Change in Control, all unvested restricted share units vest with a share delivery factor of 1.0 and become deliverable immediately upon the effective date of the Change in Control. Under the terms of his nonqualified stock option award agreement given to him as a sign-on award, if Mr. Lowe’s employment is terminated by the Company without Cause, or it is terminated by Mr. Lowe for Good Reason within two years following a Change in Control or a period of nine months prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, all unvested options vest and become exercisable. If the option award is not assumed or substituted in connection with a Change in Control, any unvested portion of the option shall vest and become exercisable upon the effective date of the Change in Control. Under the terms of the nonqualified share option award agreement associated with his prorated annual grant, if Mr. Lowe’s employment is terminated by the Company following a Change in Control due to death or Disability, or it is terminated by Mr. Lowe for Good Reason, he will receive an additional number of options, equal to the number of options that would have vested on the next anniversary of the date of grant, subject to terms and conditions outlined in the award agreement. If the option award is not assumed or substituted in connection with a Change in Control, any unvested portion of the option shall vest and become exercisable upon the effective date of the Change in Control.
In the event any payments and benefits received by Mr. Lowe in connection with a Change in Control would be subject to excise taxes imposed under Section 4999 of the IRC, the amount of such payments and benefits provided to Mr. Lowe will be reduced, but only to the extent such reduction results in a greater after-tax benefit to Mr. Lowe.
Mr. Lowe is subject to restrictive covenants including non-solicitation and non-competition provisions that remain in effect during the two-year period following termination of his employment. Mr. Lowe also agrees to assist us in any litigation or dispute to the extent such litigation or claim relates to his employment or the period of his employment with us.
Mr. Lowe’s make whole long-term incentive award is subject to a recovery provision where if Mr. Lowe voluntarily terminates his employment without Good Reason (as defined in his employment agreement) or he is terminated by the Company for Cause (as defined in his employment agreement), Mr. Lowe is required to repay the Company an amount equal to the cash payments and the fair market value of shares received within a one-year period immediately following any such termination date. Mr. Lowe has also agreed to repay the Company all unrealized, prorated relocation expenses that have been incurred by the Company if his employment terminates, other than a termination of employment by the Company without Cause, death or Disability, within twenty-four months of June 5, 2012.
For a description of the potential payments upon termination or change in control associated with the equity awards granted to Mr. Lowe in 2013, see the section below entitled “Awards Granted Under the 2011 Omnibus Incentive Plan After April 2, 2013.”
Mr. Campbell and Mr. Deitrich
Named Executive Officers Mr. Campbell and Mr. Deitrich are entitled to benefits under the Executive Employment Agreement (the “Executive Agreement”) upon termination of employment. The Executive Agreement provides the following payments and benefits in the event that employment of one of these Named Executive Officers is terminated by the Company for any reason other than for Cause, death or Disability (as those terms are defined in the Executive Agreement): (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off and unreimbursed business expenses; (3) the Named Executive Officer’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated bonus payment for the year of termination at the Named Executive Officer’s annual bonus target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter ((1), (2), (3) and (4) are collectively known as the “Executive Agreement Obligations”); (5) cash payment equal to one and a half times the Named Executive Officer’s annual base salary; and (6) continuation of medical and life insurance benefits for a period of up to eighteen months after termination date.
Under the Executive Agreement, if within a period of one year following a Change in Control, employment is terminated by the Company other than for Cause, death or Disability, or it is terminated by one of these Named Executive Officers for Good Reason (as those terms are defined in the Executive Agreement), the Named Executive Officer will be entitled to receive: (1) the Executive Agreement Obligations; (2) a cash payment equal to two times the Named Executive Officer’s annual base salary on the date of termination; (3) a cash payment equal to two times the Named Executive Officer’s target bonus for the year of termination; and (4) continued health, medical, life insurance and long-term disability benefits for a period of two years following the date of termination at the same cost as active employees. If the executive is terminated by us (other than for Cause) within the six-month period prior to a Change in Control, but subsequent to such time as negotiations or discussions which ultimately lead to a Change in Control have commenced, then the executive will be entitled to receive the benefits outlined above.
The Executive Agreement contains a Section 280G tax gross-up provision in the event of a Change in Control that occurs other than at a time when our common shares or the common shares of any of our affiliates is not readily tradable on an established securities market or otherwise. However, if it is determined that the payment does not exceed 110% of the safe harbor amount, which equals the maximum payment that one of these Named Executive Officers may receive without the payment constituting an “excess parachute payment” within the meaning of 280G of the IRC, then no gross-up payment will be made and the amounts payable following a Change in Control will be reduced so that the payment equals the safe harbor amount.
Mr. Conrad and Mr. Reed
Named Executive Officers Mr. Conrad and Mr. Reed are entitled to benefits under the Executive Severance Plan for Senior Vice Presidents upon termination of employment. The Executive Severance Plan provides the following payments and benefits in the event that employment of one of these Named Executive Officers is terminated by the Company for any reason other than termination for Cause, death or Disability (as those terms are defined in the Executive Severance Plan): (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off; (3) the Named Executive Officer’s short-term cash bonus for the performance period immediately preceding the performance period in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a prorated portion of the Participant’s short-term cash bonus based on actual Company performance payable in respect of the performance period in which the termination date occurs ((1), (2), (3) and (4) are collectively known as the “Severance Plan Obligations”); (5) cash payment equal to the sum of the Named Executive Officer’s annual base salary and target bonus; and (6) continuation of medical and life insurance benefits for a period of up to one year after termination date.
Under the Executive Severance Plan, if within a period of two years following a Change in Control, employment is terminated by the Company other than for Cause, death or Disability, or it is terminated by one of these Named Executive Officers for Good Reason (as those terms are defined in the Executive Severance Plan), the Named Executive Officer will be entitled to receive: (1) the Severance Plan Obligations; (2) a cash payment equal to one and a half times the Named Executive Officer’s annual base and target bonus for the year of termination; and (3) continued medical and life insurance benefits for a period of one and a half years following the date of termination at the same cost as active employees.
The Executive Agreement and the Executive Severance Plan contain restrictive covenants including non-solicitation and non-competition provisions. For the Executive Agreement, these provisions remain in effect during a period of eighteen months following termination of employment. For the Executive Severance Plan, these provisions remain in effect during the period of either one year following termination of employment in the case of a termination by the Company other than for Cause, death or Disability and one and a half years in the case of an involuntary or Good Reason termination in connection with a change in control.
We structured the Executive Agreement and the Executive Severance Plan to require both a Change in Control and an involuntary or Good Reason termination of employment, in order to minimize the risk of providing excessive severance compensation without an actual termination of employment. We have, in the Executive Agreement, limited payment terms under a Change in Control to a two times multiple and limited the period for Good Reason to twelve months after considering market data from our peer group. We have, in the Executive Severance Plan, limited payment terms under a Change in Control to a one and a half multiple and limited the period for Good Reason to two years after considering market data from our peer group.
Equity Awards Granted Under the 2011 Omnibus Incentive Plan Prior to April 2, 2013
Under the terms of the restricted share unit award agreements, if the employment of Messrs. Campbell, Conrad, Deitrich or Reed is terminated due to death, Disability or it is terminated by one of these Named Executive Officers for Good Reason (as those terms are defined in the award agreement), an additional number of restricted share units, equal to the number of restricted share units that would have vested on the next anniversary of the date of grant, vest and become deliverable subject to the terms and conditions outlined in award agreement. Under the terms of the performance-based restricted share unit award agreement, if the employment of one of these Named Executive Officers is terminated due to death, Disability or for Good Reason by the Named Executive Officer (as those terms are defined in the award agreement), the restricted share units vest and become deliverable for an additional number of shares equal to the number of shares that would have vested on the next anniversary of the date of grant with a share delivery factor of 1.0 for the performance period subject to the terms and conditions outlined in the award agreement. Under the terms of the nonqualified share option award agreement, if the employment of one of these Named Executive Officers is terminated due to death or Disability or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), an additional number of options, equal to the number of options that would have vested on the next anniversary of the date of grant, vest and become exercisable subject to the terms and conditions outlined in the award agreement.
Under the terms of the restricted share unit award agreement, in the event that one of these Named Executive Officer’s employment is terminated by the Company following a Change in Control due to death or Disability or it is terminated by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), all unvested restricted share units vest and become deliverable. If the restricted share unit award is not assumed or substituted in connection with a Change in Control, all unvested restricted share units vest and become deliverable immediately upon the effective date of the Change in Control. Under the terms of the performance-based restricted share unit award agreement, in the event of a Change in Control that occurs during a performance period, the unvested restricted share units vest with a share delivery factor of 1.0 and become deliverable. Under the terms of the nonqualified share option award agreement, if the employment of one of these Named Executive Officers is terminated following a Change in Control due to death or Disability or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), any unvested portion of the option shall vest and become exercisable. If the option award is not assumed or substituted in connection with a Change in Control, any unvested portion of the option shall vest and become exercisable upon the effective date of the Change in Control.
Equity Awards Granted Under the 2011 Omnibus Incentive Plan After April 2, 2013
Under the terms of the restricted share unit award agreements, if the employment of Messrs. Lowe, Campbell, Conrad, Deitrich or Reed is terminated due to death or Disability, an additional number of restricted share units, equal to the number of restricted share units that would have vested on the next anniversary of the date of grant, vest and become deliverable subject to the terms and conditions outlined in award agreement. Under the terms of the performance-based restricted share unit award agreement, if the employment of one of these Named Executive Officers is terminated due to death or Disability after the first anniversary of the date of grant, the performance restricted share units vest and the award will become vested for a prorated portion of restricted share units based on the number of days elapsed from the date of grant with a deemed share delivery factor of 1.0. Under the terms of the nonqualified share option award agreement, if the employment of one of these Named Executive Officers is terminated due to death or Disability, an additional number of options, equal to the number of options that would have vested on the next anniversary of the date of grant, vest and become exercisable subject to the terms and conditions outlined in the award agreement.
Under the terms of the restricted share unit award agreement, in the event that one of these Named Executive Officer’s employment is terminated by the Company following a Change in Control due to death or Disability or it is terminated by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), all unvested restricted share units vest and become deliverable. If the restricted share unit award is not assumed or substituted in connection with a Change in Control, all unvested restricted share units vest and become deliverable immediately upon the effective date of the Change in Control. Under the terms of the performance-based restricted share unit award agreement, in the event of a Change in Control that occurs during a performance period, the performance period will terminate on the date of the Change in Control and the actual total shareholder return for the performance period will be used to calculate the share delivery factor for the award. Under the terms of the nonqualified share option award agreement, if the employment of one of these Named Executive Officers is terminated following a Change in Control due to death or Disability or by the Named Executive Officer for Good Reason (as those terms are defined in the award agreement), any unvested portion of the option shall vest and become exercisable. If the option award is not assumed or substituted in connection with a Change in Control, any unvested portion of the option shall vest and become exercisable upon the effective date of the Change in Control.

The award agreements also contain covenants regarding confidential information, non-solicitation and non-competition that are effective following termination. If a Named Executive Officer breaches any of these covenants during the one year period following the date of termination, any vested portion of the award and any shares acquired pursuant to the award will be forfeited and any proceeds from the sale of those shares must be immediately repaid to the Company.
Compensation and Leadership Committee Report
The Compensation and Leadership Committee of the Board is primarily responsible for reviewing, approving and overseeing Freescale’s compensation plans and practices, and works with management to establish Freescale’s executive compensation philosophy and programs. The members of the Compensation and Leadership Committee for the 2013 fiscal year were Gregory L. Summe, Chinh E. Chu, John W. Marren and Peter Smitham. The Compensation and Leadership Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on this review and discussion has recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
2013 Director Compensation Table
The Nominating and Corporate Governance Committee (the “Nominating Committee”) has responsibility for reviewing and considering any revisions to compensation for non-employee directors. The Board reviews the Nominating Committee’s recommendations and makes the final determination regarding compensation for non-employee directors. It is our policy to reimburse all directors for reasonable expenses incurred in performing their duties as a director.
Cash Compensation
Our independent directors each receive an annual director fee of $60,000. Mr. McCranie receives an additional fee of $60,000 for serving as non-executive chairman of the board. Mr. Heneghan receives an additional fee of $20,000 for serving as chairman of our Audit and Legal Committee. None of our other committee chairmen are independent. Directors receive cash fees in quarterly installments and forfeit unpaid portions of cash upon termination, retirement, disability, or death.
Equity Compensation
Each independent director receives a restricted share unit award issued under terms of the 2011 Omnibus Plan with a grant date fair market value equaling $175,000 upon nomination to the Board and annually thereafter. Annual equity grants for directors who have served less than one year are prorated based on time served between initial nomination to the Board and the annual grant date of the restricted share unit award. The restricted share units fully vest on the first anniversary of the date of grant.
On October 29, 2013, the Board, upon the recommendation of the Compensation and Leadership Committee, adopted share ownership guidelines to cover independent directors. The guidelines provide that the independent directors must retain 100% of their vested shares until they accumulate a minimum share ownership of a number of shares equal to the quotient of (1) an amount equal to five times the annual cash retainer for service on the Board (excluding retainers for chair service, except for the additional compensation given to the chairman of the board), divided by (2) the average of the closing prices on the last trading day of each month in the prior year.

The tables below provide information concerning compensation paid to non-management directors who served during 2013.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c) (5)	All Other Compensation ($) (g)		Total ($) (h)
Krishnan Balasubramanian	37,582	(2)	174,985	—		212,567
Richard Beyer	—		—	100,000	(6)	100,000
Chinh E. Chu(1)	—		—	—		—
John T. Dickson	34,780	(3)	175,002	—		209,782
Daniel J. Heneghan	80,000		175,002	—		255,002
Thomas Lister(1)	—		—	—		—
Joanne M. Maguire	9,457	(4)	174,989	—		184,446
John W. Marren(1)	—		—	—		—
J. Daniel McCranie	120,000		175,002	—		295,002
James A. Quella(1)	—		—	—		—
Peter Smitham(1)	—		—	—		—
Gregory L. Summe(1)	—		—	—		—
Claudius E. Watts IV(1)	—		—	—		—

(1)	Non-management directors who are associated with our Sponsors do not receive compensation as a member of our Board.

(2)	Mr. Balasubramanian received a prorated portion of his $60,000 annual fees as a result of his appointment to the Board on May 15, 2013.

(3)	Mr. Dickson received a prorated portion of his $60,000 annual fees as a result of his resignation from the Board on July 15, 2013.

(4)	Ms. Maguire earned a prorated portion of her $60,000 annual fees as a result of her appointment to the Board on November 4, 2013.

(5)
On April 2, 2013, Messrs. Dickson, Heneghan and McCranie received an annual grant of 12,581 restricted share units under the terms of the 2011 Omnibus Plan and the restricted share unit award agreement for directors. On June 3, 2013, Mr. Balasubramanian was granted 11,068 restricted share units under the terms of the 2011 Omnibus Plan and the restricted share unit award agreement for directors in connection with his appointment to the Board. On December 5, 2013, Ms. Maguire was granted 12,002 restricted share units under the terms of the 2011 Omnibus Plan and the restricted share unit award agreement for directors in connection with her appointment to the Board. These restricted share units vest on the first anniversary of the date of grant. Mr. Dickson’s restricted share units were cancelled upon his resignation. The grant date fair values associated with these restricted share unit awards are $175,002 for the April 2, 2013 grants to Messrs. Dickson, Heneghan and McCranie, $174,985 for the June 3, 2013 grant to Mr. Balasubramanian and $174,989 for the December 5, 2013 grant to Ms. Maguire, as calculated in accordance with ASC Topic 718. For a discussion of the ASC Topic 718 assumptions utilized, please refer to note 6 of our consolidated financial statements included in this Annual Report on Form 10-K. The aggregate number of outstanding restricted share units and options held by our directors on December 31, 2013 are as follows:

Name	Restricted Share Units Outstanding on December 31, 2013	Options Outstanding on December 31, 2013
Krishnan Balasubramanian	11,068	—
Daniel J. Heneghan	14,711	12,810
J. Daniel McCranie	14,711	12,810
Joanne M. Maguire	12,002	—

(6)
Effective June 5, 2012, Mr. Beyer stepped down as Chief Executive Officer of the Company, but remained on the Board until April 29, 2013. In connection with the orderly and successful transition of his duties and responsibilities as Chief Executive Officer to Mr. Lowe, Mr. Beyer, Freescale Holdings GP, Ltd., and the Company entered into a Transition and Release Agreement dated June 6, 2012 (the “Transition Agreement”). The Transition Agreement provided for among other things consulting fees totaling $200,000, paid in quarterly installments over a period of one year. The amount included in “All Other Compensation” represents the portion of those consulting fees paid to Mr. Beyer in 2013.

Compensation and Leadership Committee Interlocks
The members of the Compensation and Leadership Committee during the fiscal year ended December 31, 2013, were Chinh E. Chu, John W. Marren, Peter Smitham and Gregory L. Summe. None of the members have ever been an employee or officer of Freescale. None of our executive officers serve, or in the fiscal year ended December 31, 2013, served, as a member of the board of directors or compensation committee of any other entity that has executive officers who have served on our Board or Compensation and Leadership Committee.
Mr. Chu may have indirect pecuniary interests in the transactions with affiliates of Blackstone described below, and Mr. Marren may have indirect pecuniary interests in the transaction with affiliates of TPG Capital described below. Please refer to Item 13, “Certain Relationships and Related Party Transactions,” below for more details on these transactions.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial Ownership
The following table presents information regarding beneficial ownership of our common shares as of February 3, 2014, by:

•	each person who is known by us to beneficially own more than 5% of our common shares,

•	each of our directors,

•	each of the Named Executive Officers, and

•	all of our directors and executive officers as a group.
The Sponsors and members of our management own our common shares indirectly through their holdings in Freescale Holdings L.P. (“Freescale LP”), and members of our management also hold our common shares directly. Freescale Holdings GP, Ltd. (“Freescale GP”) is the general partner of Freescale LP and, as such, exercises voting and investment power with respect to all shares held by Freescale LP. As of February 3, 2014, Freescale GP was owned equally and controlled by investment funds associated with or advised by our Sponsors, as set forth in more detail in note (1) to the table below. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or investment power over our common shares held by Freescale LP. However, in the event that Freescale LP were to liquidate, our common shares then held by Freescale LP would be distributed to the limited partners of Freescale LP based on their respective ownership of limited partnership interests in Freescale LP at the time of liquidation. Our Sponsors may at any time elect to liquidate Freescale LP, and Freescale GP is required to liquidate Freescale LP at such time as Freescale LP owns less than 20% of our outstanding common shares, unless a majority of the Sponsors elect not to liquidate Freescale LP. The respective ownership of Freescale LP limited partnership interests by the principal stockholders is set forth in the notes to the table below. As of February 3, 2014, Freescale LP owned 76% of our common shares.
Percentage computations are based on 259,739,795 common shares outstanding as of February 3, 2014.
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

Name of Beneficial Owner	Common Shares Beneficially Owned	% of Common Shares Beneficially Owned
Freescale LP(1)	205,671,482	76.38%
Freescale GP(1)	205,671,482	76.38%
Blackstone Funds(1)(2)	205,671,482	76.38%
Carlyle Funds(1)(3)	205,671,482	76.38%
Permira Funds(1)(4)	205,671,482	76.38%
TPG Funds(1)(5)	205,671,482	76.38%
Krishnan Balasubramanian	-	-
Chinh E. Chu(1)(2)	-	-
Daniel J. Heneghan (6)	30,094	*
Thomas H. Lister(1)(4)	-	-
Gregg A. Lowe (7)	154,547	*
Joanne M. Maguire	-	-
John W. Marren(1)(5)	-	-
J. Daniel McCranie(8)	70,394	*
James A. Quella(1)(2)	-	-
Peter Smitham (1)(4)	-	-
Gregory L. Summe (1)(3)	-	-
Claudius E. Watts IV (1)(3)	-	-
Alan Campbell (9)	288,657	*
Robert Conrad (10)	47,149	*
Tom Deitrich (11)	171,720	*
David Reed (12)	62,024	*
Directors and executive officers as a group (13)	1,054,844	*
* Represents less than 1%.

(1)
Includes 9,534,587 common shares subject to a currently exercisable warrant (the “Warrant”). Freescale GP is the general partner of Freescale LP and as such exercises voting and investment power (or has “beneficial ownership”) with respect to our common shares held by Freescale LP. The address of both Freescale GP and Freescale LP is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (each as defined in notes (2) through (5) below, and collectively, the “GP Funds”). The GP Funds exercise control over Freescale GP and have the right to appoint a majority of its board of directors. Each of Stephen A. Schwarzman, Nigel Carey, Thomas H. Lister, Paul Cutts, Peter Gibbs, Alistair Boyle, John Marren, David Bonderman and James G. Coulter (the “Applicable Individuals”) are listed in notes (2) through (5) below as a person who may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the applicable GP Fund. Each Applicable Individual may also be deemed to have beneficial ownership of our common shares held by Freescale LP due to each such person’s relationship to the applicable GP Fund, as described in notes (2) through (5) below. Each of the GP Funds and each Applicable Individual disclaims beneficial ownership of our common shares held by Freescale LP. Holders of limited partnership interests in Freescale LP have limited voting rights and no voting or investment power over our common shares held by Freescale LP. As of February 3, 2014, Freescale LP had outstanding 7,069,672 Class A limited partnership interests and 129,749 Class B limited partnership interests. Holders of Class B limited partnership interests are solely entitled to receive a percentage of all distributions, if any, made by Freescale LP after the holders of the Class A limited partnership interests have received a return of their invested capital. None of our principal stockholders hold any Class B limited partnership interests.

(2)
Represents shares held by Freescale LP and includes 9,534,587 shares subject to the Warrant. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. The information included below regarding Freescale LP Ownership relates solely to the Blackstone Class A Funds’ (defined below) economic interest in Freescale LP. Mr. Chu and Mr. Quella were appointed to the Board by the Blackstone Funds.

Freescale GP Ownership: The Blackstone Funds (as defined below) hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 88 shares held by Blackstone Capital Partners (Cayman) V L.P.

(“BCP V”), whose general partner is Blackstone Management Associates (Cayman) V L.P. (“BMA V”); (ii) 82 shares held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V-A”), whose general partner is BMA V; (iii) 70 shares held by BCP (Cayman) V-S L.P. (“BCP V-S”), whose general partner is BMA V; (iv) 7 shares held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“BFIP V-SMD”), whose general partner is Blackstone Family GP L.L.C.; (v) 2 shares held by Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”), whose general partner is BCP V GP L.L.C.; and (vi) 1 share held by Blackstone Participation Partnership (Cayman) V L.P. (“BPP V” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD and BFIP V, the “Blackstone Funds”), whose general partner is BCP V GP L.L.C.
Freescale LP Ownership: The Blackstone Class A Funds hold 3,395,055 Class A limited partnership interests in Freescale LP, representing 48.02% of the total Class A limited partnership interests outstanding, as follows: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 31,793.46 Class A limited partnership interests held by BFIP V-SMD, whose general partner is Blackstone Family GP L.L.C.; (v) 12,378.17 Class A limited partnership interests held by BFIP V, whose general partner is BCP V GP L.L.C.; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BCP V GP L.L.C.; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD, BFIP V, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. Blackstone LR Associates (Cayman) V Ltd. (“BLRA”) and BCP V GP L.L.C. are the general partners of BMA V. Blackstone Holdings III L.P. is the sole member of BCP V GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn, wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. In addition, Mr. Schwarzman is a director and controlling person of BLRA. Blackstone Family GP L.L.C. is controlled by its founding member, Mr. Schwarzman.
Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the common shares attributable to the interests in Freescale Holdings L.P. and Freescale Holdings GP, Ltd. held by the Blackstone Funds or the Blackstone Class A Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such interests.
Mr. Chu is a Senior Managing Director of and Mr. Quella is a senior advisor to The Blackstone Group and neither is deemed to beneficially own the shares beneficially owned by the Blackstone Funds or the Blackstone Class A Funds beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Blackstone Funds or the Blackstone Class A Funds.

(3)
Represents shares held by Freescale LP and includes 9,534,587 shares subject to the Warrant. The address of CEP II Participations S.à r.l. SICAR is 2, avenue Charles de Gaulle, L-1653 Luxembourg, Luxembourg. The address of each of the other entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, DC 20004. The information included below regarding Freescale LP Ownership relates solely to the Carlyle Funds’ economic interest in Freescale LP.

Mr. Summe and Mr. Watts were appointed to the Board by the Carlyle Funds. Mr. Summe and Mr. Watts are each Managing Directors at The Carlyle Group. Mr. Summe and Mr. Watts each disclaims beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Carlyle Funds.
Freescale GP Ownership: The Carlyle Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 167 shares held by Carlyle Partners IV Cayman, L.P. (“CP IV”); (ii) 7 shares held by CP IV Coinvestment Cayman, L.P. (“CP IV Co-Investment” and, together with CP IV, the “CP IV Funds”); (iii) 33 shares held by CEP II Participations S.à r.l. SICAR (“CEP II P”); (iv) 27 shares held by Carlyle Asia Partners II, L.P. (“CAP II”); (v) 1 share held by CAP II Co-Investment, L.P. (“CAP II Co-Investment” and, together with CAP II, the “CAP II Funds”); (vi) 14 shares held by Carlyle Japan Partners, L.P. (“CJP”) and (vii) 1 share held by CJP Co-Investment, L.P. (“CJP Co-Investment” and, together with CJP, the “CJP Funds”). The shares of Freescale GP beneficially owned by the CP IV Funds, CEP II P, the CAP II Funds and the CJP Funds (together, the “Carlyle Funds”) are collectively referred to as the “Carlyle Shares.” The general partner of each of the CP IV Funds is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The sole shareholder of CEP II P is Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP,

L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The general partner of each of the CAP II Funds is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The general partner of each of the CJP Funds is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P.
Freescale LP Ownership: The Carlyle Funds hold 1,125,000 Class A limited partnership interests in Freescale LP, representing 15.91% of the total Class A limited partnership interests outstanding, as follows: (i) 754,527.16 Class A limited partnership interests held by CP IV; (ii) 30,472.84 Class A limited partnership interests held by CP IV Co-Investment; (iii) 150,000.00 Class A limited partnership interests held by CEP II P; (iv) 121,585.87 Class A limited partnership interests held by CAP II; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment; (vi) 61,494 Class A limited partnership interests held by CJP; and (vii) 3,506 Class A limited partnership interests held by CJP Co-Investment. The Class A limited partnership interests beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle LP Interests.” The general partner of each of the CP IV Funds is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The sole shareholder of CEP II P is Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The general partner of each of the CAP II Funds is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings Sub LP. The general partner of each of the CJP Funds is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings Sub LP. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P.

(4)
Represents shares held by Freescale LP and includes 9,534,587 shares subject to the Warrant. Nigel Carey, Paul Cutts, Thomas Lister, Peter Gibbs and Alistair Boyle are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the Permira Funds, as described below. Each of Mr. Carey, Mr. Cutts, Mr. Lister, Mr. Gibbs and Mr. Boyle disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. The information included below regarding Freescale LP Ownership relates solely to the Permira Class A Funds’ and Co-Investors’ (defined below) economic interest in Freescale LP.

Mr. Lister and Mr. Smitham were appointed to the Board by the Permira Funds. Mr. Lister is a Co-Managing Partner of Permira. As of December 31, 2009, Mr. Smitham retired as a Partner of Permira but remains a member of Permira Advisers, LLP. Each of Mr. Lister and Mr. Smitham disclaims beneficial ownership of any shares of Freescale GP or interests of Freescale LP held or controlled by the Permira Funds or the Permira Class A Funds and Co-Investors.
Freescale GP Ownership: The Permira Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 196 shares held by Permira IV L.P. 2 (“P IV 2”), whose manager is Permira IV Managers L.P.; (ii) 49 shares held by P4 Sub L.P. 1 (“P4 1”), whose manager is Permira IV Managers L.P.; (iii) 4 shares held by Permira Investments Limited (“PIL”); and (iv) 1 share held by P4 Co-Investment L.P. (“P4 Co-Investment” and, together with P IV 2, P4 1, and PIL, the “Permira Funds” ), whose general partner is Permira IV G.P. L.P. P4 1 and P IV 2 are together known as “Permira IV.” Permira IV Managers L.P. may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Permira Funds by virtue of being manager of Permira IV and by virtue of co-investment arrangements between the entities comprising the Permira Funds, but disclaims beneficial ownership of such shares. Nigel Carey, Paul Cutts, Thomas Lister, Peter Gibbs and Alistair Boyle are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership with respect to the shares of Freescale GP held or controlled by the Permira Funds, but each of them disclaims beneficial ownership of such shares.
Freescale LP Ownership: The Permira Class A Funds and Co-Investors hold 1,363,749 Class A limited partnership interests in Freescale LP, representing 19.29% of the outstanding Class A limited partnership interests, as follows: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.; (iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by

P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is SL Capital Partners LLP; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is SL Capital Partners LLP; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is SL Capital Partners LLP; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is SL Capital Partners LLP; (xiv) 53.21 Class A limited partnership interests held by ESP Co-Investment Limited Partnership (“ESP Co-Investment”), whose manager is SL Capital Partners LLP; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is SL Capital Partners LLP; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is SL Capital Partners LLP; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is SL Capital Partners LLP; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is SL Capital Partners LLP; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is SL Capital Partners LLP; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is SL Capital Partners LLP; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and, together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have beneficial ownership with respect to the Class A limited partnership interests held or controlled by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests. Nigel Carey, Paul Cutts, Thomas Lister, Peter Gibbs and Alistair Boyle are directors of Permira IV Managers Limited, the general partner of Permira IV Managers L.P., and, as such, may be deemed to have beneficial ownership with respect to the Class A limited partnership interests in Freescale LP held or controlled by the Permira Class A Funds and Co-Investors, but each of them disclaims beneficial ownership of such interests.

(5)
Represents shares held by Freescale LP and includes 9,534,587 shares subject to the Warrant. David Bonderman and James G. Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”) and may therefore be deemed to have beneficial ownership of the shares of Freescale GP held or controlled by the TPG Funds, as described below. Each of Mr. Bonderman and Mr. Coulter disclaims beneficial ownership of our common shares held by Freescale LP. The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The information included below regarding Freescale LP Ownership relates solely to the TPG Funds’ economic interest in Freescale LP. Mr. Marren was appointed to the Board by the TPG Funds. Mr. Marren is a TPG partner. Mr. Marren does not have voting or investment power over, and disclaims beneficial ownership of, the shares of Freescale GP or interests of Freescale LP owned by the TPG Funds and disclaims beneficial ownership of our common shares held by Freescale LP.

Freescale GP Ownership: The TPG Funds hold 250 shares of Freescale GP, representing 25% of the total shares outstanding, as follows: (i) 75 shares held by TPG Partners IV-AIV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV-AIV, L.P., whose general partner is TPG GenPar IV-AIV Advisors, Inc., whose sole shareholder is TPG Holdings I, L.P. (“TPG Holdings”); (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“Partners V”), whose general partner is TPG GenPar V-AIV, L.P., whose general partner is TPG GenPar V-AIV Advisors, Inc., whose sole shareholder is TPG Holdings; (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”) and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B” and, together with Partners IV, Partners V and TPG FOF A, the “TPG Funds”). The general partner of each of TPG FOF A and TPG FOF B is TPG GenPar V, L.P., whose general partner is TPG GenPar V Advisors, LLC, whose sole member is TPG Holdings, whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose general partner is Group Advisors. David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore be deemed to have beneficial ownership of the shares held or controlled by the TPG Funds. Each of Mr. Bonderman, Mr. Coulter and Group Advisors disclaims beneficial ownership of our common shares held by Freescale LP.
Freescale LP Ownership: The TPG Funds hold 999,999 Class A limited partnership interests of Freescale LP (the “TPG Interests”), representing 14.14% of the Class A limited partnership interests outstanding, as follows: (i) 300,000 Class A limited partnership interests held by Partners IV; (ii) 696,706 Class A limited partnership interests held by Partners V; (iii) 1,823 Class A limited partnership interests held by TPG FOF A; and (iv) 1,470 Class A limited partnership interests held by TPG FOF B. David Bonderman and James G. Coulter, as officers and sole shareholders of the ultimate general partner of each of the TPG Funds, may be deemed to have beneficial ownership of the TPG Interests. Each of Mr. Bonderman, Mr. Coulter and Group Advisors disclaims beneficial ownership of the TPG Interests.

(6)
Includes (i) 6,404 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 13,291 restricted share units vested and that will vest within 60 days of February 3, 2014.

(7)
Includes (i) 100,556 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 31,452 restricted share units vested and that will vest within 60 days of February 3, 2014.

(8)
Includes (i) 6,404 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 13,291 restricted share units vested and that will vest within 60 days of February 3, 2014.

(9)
Includes (i) 115,113 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 81,346 restricted share units vested and that will vest within 60 days of February 3, 2014. Mr. Campbell also holds 742 Class A limited partnership interests in Freescale LP, representing less than 1% of the Class A limited partnership interests outstanding.

(10)
Includes (i) 32,078 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 5,991 restricted share units vested and that will vest within 60 days of February 3, 2014.

(11)
Includes (i) 87,000 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 74,301 restricted share units vested and that will vest within 60 days of February 3, 2014.

(12)
Includes (i) 43,328 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014 and (ii) 5,991 restricted share units vested and that will vest within 60 days of February 3, 2014.

(13)
Includes (i) 556,298 common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of February 3, 2014, and (ii) 277,164 restricted share units vested and that will vest within 60 days of February 3, 2014.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes Freescale’s compensation plan information (including individual compensation arrangements) as of the fiscal year ended December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	15,848,461	$11.28(2)	12,015,541(3)
Equity compensation plans not approved by security holders	-	-	-
Total	15,848,461	$11.28(2)	12,015,541(3)

(1)
Includes restricted share units and options to purchase the Company’s common shares awarded under the 2011 Omnibus Plan and 2006 Management Incentive Plan and options to purchase the Company’s common shares awarded under the 2007 Employee Incentive Plan but excludes purchase rights under the Employee Share Purchase Program.

(2)	Restricted share units are settled in the Company’s common shares on a one-for-one basis; therefore, this weighted-average exercise price does not include outstanding restricted share units.

(3)
This includes 2,459,365 shares available for issuance under the Company’s Employee Share Purchase Plan, 902,215 of which were subject to purchase at 85% of the market price at the close of the purchase period ended December 31, 2013.

Item 13: Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS
We describe below transactions and series of similar transactions, since January 1, 2013, to which we were a party or will be a party other than compensation arrangements which are described under "Item 11: Executive Compensation,” in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our common shares or any member of their immediate family had or will have a direct or indirect material interest.
Arrangements with Our Sponsors
Shareholders’ Agreement
The Company is party to a shareholders’ agreement with our Sponsors and Freescale Holdings L.P. (“Freescale LP”). The shareholders agreement provides, among other things, our Sponsors with the contractual right to nominate one or more designees for election to the Company’s Board based on the percentage of the outstanding common shares owned by Freescale LP and our Sponsors. As long as Freescale LP and our Sponsors collectively hold more than 50% of the issued and outstanding common shares, the Board will consist of not more than twelve (12) directors, comprised as follows: (i) each of our Sponsors will have the right, but not the obligation, to nominate up to two (2) directors for election to our board, (ii) the Company’s Chief Executive Officer and (iii) the remaining directors will be nominated by the Company’s Nominating and Corporate Governance Committee and will be independent directors within the meaning of the corporate governance rules of the NYSE. When Freescale LP and our Sponsors collectively own, in the aggregate, 50% or less, but greater than or equal to 20%, of the then issued and outstanding common shares, its board will be comprised as follows: (i) each of our Sponsors will have the right, but not the obligation, to nominate one (1) director for election to the Board (provided that such Sponsor owns, directly or indirectly, at least 2.8% of the issued and outstanding common shares), (ii) the Company’s Chief Executive Officer and (iii) such number of additional directors chosen by the Company’s Nominating and Corporate Governance Committee so that the Board and its committees satisfy the applicable independence requirements of the NYSE. At such time as Freescale LP and our Sponsors collectively own, in the aggregate, less than 20% of the then issued and outstanding common shares, Freescale LP will be liquidated and the common shares owned by Freescale LP will be distributed to the limited partners of Freescale LP, including our Sponsors, unless a majority of our Sponsors elect not to dissolve Freescale LP, and each Sponsor that beneficially owns at least 5% of the then outstanding common shares will have the right, but not the obligation, to nominate one director for election to the Board. Any director who is nominated by a Sponsor may only be removed by the affirmative vote or written consent of the nominating Sponsor. If Freescale LP or our Sponsors provide notice of their desire to remove one of the directors nominated by such Sponsor, the Company and Freescale LP agree to take all reasonable action necessary to effect such removal.
The shareholders agreement provides our Sponsors with certain contractual rights to designate directors to the committees of the Board, subject to the applicable independence requirements of the NYSE. Each Sponsor who has nominated at least one director for election to the Board and does not have a director nominated by such Sponsor on a particular committee is entitled to designate an “observer” on such committee. In order to satisfy applicable NYSE independence requirements, any such board committee may request, and such “observer” shall comply with such request, that the “observer” remove him or herself from all or any portion of a meeting of the board committee to the extent the board committee determines removal is appropriate, which may be for any reason or no reason. In addition, no committee will be comprised of more than one director nominated by a particular Sponsor.
The shareholders agreement also provides that for so long as Freescale LP and our Sponsors collectively own, in the aggregate, at least 50% of the then issued and outstanding common shares, certain actions by the Company or its subsidiaries, including the Company, will require the approval of at least a majority of our Sponsors acting through their respective director designees in addition to any other vote by the Company’s Board or shareholders. The actions requiring Sponsor approval include change of control transactions, the acquisition or sale of any asset in excess of $150 million, the incurrence of indebtedness in excess of $250 million, making any loan, advance or capital contribution in excess of $150 million, equity issuances in excess of $25 million, the approval and registration of equity securities in connection with a public offering, changes in the nature of the Company or its subsidiaries’, including the Company’s business, changes to our jurisdiction of incorporation, hiring or removing the Company’s Chief Executive Officer, the commencement or settlement of any litigation over $50 million, any dissolution, liquidation, reorganization or bankruptcy proceeding involving the Company or its subsidiaries, and changing the number of directors on the Board.
The shareholders agreement also provides that, to the maximum extent permitted by law, no Sponsor shall have a fiduciary or similar duty to, and no Sponsor or any of its representatives, nominees and designees shall have any liability for breach or alleged breach of fiduciary or similar duty to, the Sponsors, Freescale LP, the Company and our subsidiaries or any shareholder, creditor, employee or other stakeholder of any member of Freescale LP, and its subsidiaries, including the Company. Each Sponsor, Freescale LP and the Company agrees to waive any and all claims relating to any such breach or alleged breach of fiduciary or similar duty. In addition, each Sponsor and Freescale LP agrees to waive all claims relating to a breach of fiduciary or similar duty in connection with any action or inaction by a director nominated by a Sponsor.
Investors Agreement
The Company is party to an investors agreement that provides, among other things, that our Sponsors may not transfer their equity interests in us or Freescale LP without the consent of the general partner of Freescale LP, Freescale Holdings GP, Ltd. (“Freescale GP”). The investors agreement also provides certain current and former members of management with the right to “tag-along” and sell a pro rata portion of their equity interests if other investors propose to sell all or a portion of their equity interests.
Registration Rights
The Company is party to an amended and restated registration rights agreement with Freescale LP, the limited partners of Freescale LP, including the members of the Consortium, and certain current and former members of our management. Pursuant to this registration rights agreement, Freescale LP and a majority of our Sponsors will collectively have the right to an unlimited number of demand registrations, which may be underwritten; provided, that if a Sponsor ceases to own, directly or indirectly, at least 2.8% of the issued and outstanding common shares, such Sponsor will no longer be counted in determining such majority. The demand rights may be exercised at any time. Pursuant to such demand registration rights, the Company is required to register with the SEC for sale to the public the common shares owned by our Sponsors directly or through Freescale LP. Any demand for registration may only be made if the shares requested to be sold by the demanding holders in such offering are reasonably expected to have an aggregate market value of at least $100 million. In addition, in the event that the Company is registering additional common shares for sale to the public, whether on the Company’s own behalf or on behalf of our Sponsors or other holders, our Sponsors and the other parties to the amended and restated registration rights agreement will have “piggyback” registration rights providing them the right to have the Company include the common shares owned by them in any such registration. A holder’s right to include shares in an underwritten registration is subject to the ability of the underwriters to limit the number of shares included in such offering. All expenses of such registrations (including both demand and “piggyback” registrations), other than underwriting discounts and commissions incurred in connection with registrations, filings or qualifications, will be borne by the Company.
Equity Healthcare
Freescale Semiconductor, Inc. is party to an agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group (“Blackstone”). Equity Healthcare negotiates with providers of administrative services for health benefit plans and other related services for cost discounts. Equity Healthcare also provides quality-of-service monitoring capability for health care plans. Because of the combined purchasing power of its client participants, we believe that Equity Healthcare is able to negotiate pricing terms from providers that are more favorable than we could otherwise obtain on an individual basis. Freescale Semiconductor, Inc. paid Equity Healthcare approximately $207,000 under this agreement for the year ended December 31, 2013. The agreement expires on December 31, 2014 and automatically renews for a one-year period unless either party provides notice of non-renewal 90 days prior to the scheduled expiration date.
Equity Healthcare is an affiliate of Blackstone, one of our Sponsors, on behalf of which Mr. Chu is a member of our Board. Because Blackstone and Mr. Chu are affiliated with Equity Healthcare, they may have an indirect pecuniary interest in the payments made by us to Equity Healthcare. In addition, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone until his retirement on June 30, 2013.
Equity Office Properties/MWest
In October 2011, we entered into a commercial lease with Equity Office Properties, an affiliate of Blackstone, for office space in San Jose, California. The lease commencement date was February 2, 2012, and the aggregate amount of all periodic payments over the life of the five year lease is approximately $4.2 million. In October 2013, MWest Propco XXV LLC (“MWest”), affiliated with TPG Capital, acquired the commercial property that is the subject of this commercial lease. Our remaining contractual commitment at the time of this acquisition was approximately $2.9 million.
Equity Office Properties is an affiliate of Blackstone, one of our Sponsors, on behalf of which Mr. Chu is a member of our Board. Because Blackstone and Mr. Chu are affiliated with Equity Office Properties, they may have an indirect pecuniary interest in the payments made by us to Equity Office Properties. In addition, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone until his retirement on June 30, 2013. MWest is affiliated with TPG Capital, one of our Sponsors on behalf of which Mr. Marren is a member of our Board. Because TPG Capital and Mr. Marren are affiliated with MWest, they may have an indirect pecuniary interest in the payments made by us to MWest.
GCA Services Group, Inc.
Freescale Semiconductor, Inc. has contracted with GCA Services Group, Inc. (“GCA”) to provide janitorial services since 2004 and other supplemental staffing since early 2012. On November 1, 2012, an affiliate of Blackstone completed the acquisition of GCA. For the year ended December 31, 2013, Freescale paid GCA approximately $17 million for janitorial and supplemental staffing. Because Blackstone and Mr. Chu are affiliated with GCA, they may have an indirect pecuniary interest in the payments made by us to GCA. In addition, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone until his retirement on June 30, 2013.
Avaya, Inc.
Freescale Semiconductor, Inc. and Avaya, Inc. ("Avaya") have entered into a license agreement under which we receive royalties, maintenance and support fees for certain software modules that we license to Avaya. We received approximately $125,000 under this agreement in 2013. Avaya. is affiliated with TPG Capital, one of our Sponsors on behalf of which Mr. Marren is a member of our Board.
Warrant
On December 1, 2006, we issued to Freescale LP a warrant to purchase approximately 9.5 million common shares from us with an exercise price equal to $36.12 per share. The warrant was issued pursuant to a warrant agreement containing customary anti-dilution and other provisions. The warrant may be exercised in whole or in part at any time and from time to time.
Indemnification Agreements
The Company is a party to indemnification agreements with its directors and certain officers. These indemnification agreements provide, among other things, that Freescale will indemnify such officers and directors, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements that they may be required to pay in actions or proceedings which they are or may be made a party by reason of any such person’s position as a director, officer or other agent of the Company, subject to, and to the maximum extent permitted by, applicable law.
 Statement of Policy Regarding Transactions with Related Persons
The Board has adopted a written policy that requires our Nominating and Corporate Governance Committee to review and approve or ratify all related party transactions that involve a value of $120,000 or more (excluding employment relationships). The Compensation and Leadership Committee is responsible for reviewing and approving or ratifying any employment relationship with a related party that involves compensation of $120,000 or more. In determining whether to approve or ratify, as applicable, a related party transaction, these committees are guided by our Code of Business Conduct and Ethics which, among other things, requires that business decisions and actions be based on the best interests of Freescale and not be motivated by personal considerations or relationships. The transactions with Equity Office Properties, GCA and Avaya described above were reviewed and approved under these policies. The other transactions described above were entered into prior to the adoption of our related party policies, and, as a result, were not reviewed under these polices.
In addition, the Board has adopted a written policy under which the Board must review and approve any transactions with our Sponsors or their affiliates in excess of $5 million. The transaction with GCA described above was approved under this policy. The other transactions described above either were entered into prior to the adoption of this policy or do not exceed $5 million.
Director Independence
We are a “controlled company” under the corporate governance rules of the NYSE. Our Sponsors beneficially own a majority of our issued and outstanding common shares through our largest shareholder, Freescale Holdings L.P. As a controlled company, we are eligible for an exemption from the requirements (i) that a majority of our Board consist of independent directors and (ii) that we have a nomination and governance committee and a compensation committee, in each case composed entirely of independent directors.
Our Board has determined that Ms. Maguire and Messrs. Heneghan, Balasubramanian and McCranie are each independent under the listing standards of the NYSE, our corporate governance guidelines and Rule 10A-3 of the Exchange Act. The Company’s definition of director independence is included in our Corporate Governance Guidelines which are posted on Freescale’s Investor Relations website at http://investors.freescale.com under the “Corporate Governance” section.
Item 14: Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KPMG LLP served as Freescale’s independent public accountants for the fiscal year ended December 31, 2013, and has audited our annual financial statements since 2006.
The aggregate fees for professional services rendered by KPMG LLP to Freescale were $2.3 million for 2013 and $1.9 million for 2012.

Auditors’ Fees
The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for 2013 and 2012, and fees for other services rendered by KPMG LLP for 2013 and 2012:

Fees	Year ended December 31, 2013	Year ended December 31, 2012
Audit Fees (1)	$1,800,000	$1,850,000
Audit-Related Fees (2)	425,000	—
Tax Fees	—	—
All Other Fees (3)	41,000	7,500
Total Fees	$2,266,000	$1,857,500
(1) In 2013 and 2012, consists of services rendered primarily in connection with the audit of our annual financial statements and statutory audits.
(2) In 2013, consists of services rendered in connection with reviews of our debt refinancing transactions.
(3) In 2013 and 2012, consists of services rendered in connection with local attestation requirements and other miscellaneous fees.
Audit and Legal Committee Pre-Approval Policies
In addition to retaining KPMG LLP to audit Freescale’s consolidated financial statements for 2013, KPMG LLP was retained to provide auditing and attestation services in 2013. The Audit and Legal Committee is required to pre-approve all audit and non-audit services and fees charged by KPMG LLP.
The Audit and Legal Committee has formal policies and procedures in place with regard to the approval of all professional services provided by KPMG LLP to Freescale. Below is a summary of the 2013 policies and procedures.
The Audit and Legal Committee provided approval to authorize payment for any “Audit”, “Audit-Related”, and “Tax” services up to an approved budget. At each regular Audit and Legal Committee meeting, the Audit and Legal Committee reviews, and if necessary, approves an updated estimate of the annual Audit and Audit-Related fees in comparison to the overall budget. The Audit and Legal Committee provided Freescale’s Chief Accounting Officer with the authority to pre-approve non-budgeted fees of less than $25,000, so long as the services were included in the list of services approved by the Audit and Legal Committee up to an aggregate amount of $150,000. The Chief Accounting Officer is required to report any approval decisions to the Audit and Legal Committee at its next regular meeting. At each regular Audit and Legal Committee meeting, the Audit and Legal Committee reviews and approves any other fees and services.
In 2013, management did not approve any services that were not on the list of services pre-approved by the Audit and Legal Committee.
PART IV
Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The information required by this Item is included in Item 8 of Part II of this report.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
See Item 15(b) below.
(b) Exhibits:

Exhibit No.	Exhibit Title
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

4.7*
Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006.

4.8*
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

4.13
Indenture, dated as of May 21, 2013, by and among Freescale Semiconductor, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

4.14
Indenture, dated as of November 1, 2013, by and among Freescale, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

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

10.7
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

10.8
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

10.9+
Form Employment Agreement (incorporated by reference to Exhibit 10.15 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.10*
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

10.11
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

10.12+*	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan.
10.13+*	Form of Indemnification Agreement between Freescale Semiconductor, Inc. and the Directors and certain officers.
10.14+*	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009.
10.15+
Form of Amendment to the Employment Agreement for certain officers (incorporated by reference to Exhibit 10.30 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.16+
Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.17+
Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 9, 2009).

10.18+
Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.19+
Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on November 2, 2009).

10.20+
Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement (incorporated by reference to Exhibit 10.37 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.21
Security Agreement, dated February 19, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 10.125% Senior Secured Notes (incorporated by reference to Exhibit 10.38 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.22
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

10.23
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

10.24
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

10.25
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

10.26
Security Agreement, dated April 13, 2010, by and between Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 9.25% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 14, 2010).

10.27
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

10.28+
Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.51 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.29+
Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.52 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.30
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

10.31
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

10.32
Form of officer and director indemnification agreement (incorporated by reference to Exhibit 10.59 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.33
Employer Health Program Agreement, dated July 1, 2008, between Equity Healthcare LLC and Freescale Semiconductor, Inc (incorporated by reference to Exhibit 10.60 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.34
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.35
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.36
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and Permira Advisors LLC (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.37
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C. (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.38
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar IV – AIV, L.P. (incorporated by reference to Exhibit 10.8 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.39
Agreement Relating to Termination of Management Fee Agreement dated June 1, 2011, between Freescale Semiconductor, Inc. and TPG GenPar V – AIV, L.P. (incorporated by reference to Exhibit 10.9 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.40+
Form of Freescale Semiconductor, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.41+
Freescale Semiconductor Holdings I 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.42
Freescale Semiconductor Holdings I, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-8, filed with the SEC on June 29, 2011 (File No. 333-175194)).

10.43+
Form Nonqualified Stock Option Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.61 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.44+
Form Nonqualified Stock Option Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.45+
Form Restricted Share Unit Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.63 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.46+
Form Restricted Share Unit Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.47+
Form Performance Restricted Share Unit Award Agreement to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.48+
Form Restricted Share Unit Award Agreement (select) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.49
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

10.50+
Transition and Release Agreement, dated as of June 6, 2012, between the Company, Freescale Holdings GP, Ltd. and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 6, 2012).

10.51+
Employment Agreement, dated as of May 31, 2012, between the Company and Gregg Lowe (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 6, 2012).

10.52+
Freescale Semiconductor Holdings 2011 Omnibus Plan Performance Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.53+
Freescale Semiconductor Holdings 2011 Omnibus Plan Nonqualified Stock Option Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.54+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Make Whole Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.55+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement—Director (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.56
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

10.57
Third Amended and Restated Credit Agreement, dated as of March 1, 2013, among Freescale Semiconductor, Inc., Freescale Semiconductor Holdings V., Inc., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C Issuer (incorporated by reference to Exhibit A of Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.58+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.59+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.60+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.61+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.62+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.63+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.64
Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.65
Intellectual Property Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.66+
Freescale Semiconductor, Inc. Executive Severance Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on August 5, 2013).

10.67
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

10.68
Security Agreement, dated November 1, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 6.000% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.69*
Intellectual Property Security Agreement, dated November 1, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 6.000% Senior Secured Notes.

10.70+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Senior Management) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.71+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Senior Management) (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.72+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Senior Management) (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.73+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Vice President)
10.74+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Vice President)
10.75+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Vice President)
10.76+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant)
10.77+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Participant)
10.78+*	Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Participant)
12.1*	Statement of Computation of Ratios.
21.1*	Subsidiaries of Freescale Semiconductor, Ltd.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1#	Section 1350 Certification (Chief Executive Officer).
32.2#	Section 1350 Certification (Chief Financial Officer).
101.ins*	Instance Document.
101.sch*	XBRL Taxonomy Extension Schema Document.
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.def*	XBRL Taxonomy Extension Definition Linkbase Document.
101.lab*	XBRL Taxonomy Extension Label Linkbase Document.
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan arrangement.
*	Filed herewith.
#	Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.

Dated:	February 10, 2014	By:	/s/ GREGG A. LOWE
Gregg A. Lowe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Director, President and Chief Executive Officer	February 10, 2014
Gregg A. Lowe	(Principal Executive Officer)

/s/ ALAN CAMPBELL	Chief Financial Officer	February 10, 2014
Alan Campbell	(Principal Financial Officer)

/s/ RANDY A. HYZAK	Chief Accounting Officer	February 10, 2014
Randy A. Hyzak	(Principal Accounting Officer)

/s/ KRISHNAN BALASUBRAMANIAN	Director	February 10, 2014
Krishnan Balasubramanian

/s/ CHINH E. CHU	Director	February 10, 2014
Chinh E. Chu

/s/ DANIEL J. HENEGHAN	Director	February 10, 2014
Daniel J. Heneghan

/s/ THOMAS H. LISTER	Director	February 10, 2014
Thomas H. Lister

/s/ JOANNE M. MAGUIRE	Director	February 10, 2014
Joanne M. Maguire

/s/ JOHN W. MARREN	Director	February 10, 2014
John W. Marren

/s/ J. DANIEL MCCRANIE	Chairman of the Board	February 10, 2014
J. Daniel McCranie

/s/ JAMES A. QUELLA	Director	February 10, 2014
James A. Quella

/s/ PETER SMITHAM	Director	February 10, 2014
Peter Smitham

/s/ GREGORY L. SUMME	Director	February 10, 2014
Gregory L. Summe

/s/ CLAUDIUS E. WATTS IV	Director	February 10, 2014
Claudius E. Watts IV