Form 10-Q
period 2014-04-04
Freescale Semiconductor, Ltd.
filed 2014-04-25
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2014 there were 302,521,836 shares of the registrant’s common shares outstanding.

PART I
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share amounts)	April 4, 2014	March 29, 2013
Net sales	$1,127	$981
Cost of sales	622	583
Gross margin	505	398
Selling, general and administrative	126	111
Research and development	210	182
Amortization expense for acquired intangible assets	3	3
Reorganization of business and other	11	(2)
Operating earnings	155	104
Loss on extinguishment or modification of long-term debt	(59)	(22)
Other expense, net	(103)	(120)
Loss before income taxes	(7)	(38)
Income tax expense	16	10
Net loss	$(23)	$(48)

Net loss per share:
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)
Weighted average common shares outstanding:
Basic	280	252
Diluted	285	256
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2014	March 29, 2013
Net loss	$(23)	$(48)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	—	(4)
Derivative instruments adjustments:
Unrealized gains (losses) arising during the period	3	(1)
Reclassification adjustment for items included in net loss	1	—
Post-retirement adjustments:
Gains arising during the period	—	2
Amortization of actuarial gains included in net loss	—	1
Other comprehensive earnings (loss)	4	(2)
Comprehensive loss	$(19)	$(50)
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

(in millions)	April 4, 2014 (unaudited)	December 31, 2013
ASSETS
Cash and cash equivalents	$709	$747
Accounts receivable, net	464	388
Inventory, net	724	733
Other current assets	147	127
Total current assets	2,044	1,995
Property, plant and equipment, net	693	681
Intangible assets, net	51	52
Other assets, net	312	319
Total assets	$3,100	$3,047

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$35	$93
Accounts payable	447	398
Accrued liabilities and other	318	371
Total current liabilities	800	862
Long-term debt	5,758	6,386
Other liabilities	393	393
Total liabilities	6,951	7,641

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at April 4, 2014 and December 31, 2013	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 302 and 258 issued and outstanding at April 4, 2014 and December 31, 2013, respectively	3	3
Additional paid-in capital	9,088	8,326
Accumulated other comprehensive earnings	53	49
Accumulated deficit	(12,995)	(12,972)
Total shareholders’ deficit	(3,851)	(4,594)
Total liabilities and shareholders’ deficit	$3,100	$3,047
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2014	March 29, 2013
Cash flows from operating activities:
Net loss	$(23)	$(48)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	68
Reorganization of business and other	11	(2)
Share-based compensation	17	12
Excess tax benefits from share-based compensation plans	(4)	—
Deferred incomes taxes	10	6
Loss on extinguishment or modification of long-term debt, net	59	22
Deferred intellectual property revenue	—	11
Other non-cash items	(20)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(55)	(4)
Inventory, net	13	32
Accounts payable and accrued liabilities	(11)	(37)
Other operating assets and liabilities	(37)	6
Net cash provided by operating activities	26	70

Cash flows from investing activities:
Purchases of property, plant and equipment	(56)	(22)
Proceeds from the sale of property, plant and equipment	—	5
Purchases and sales of short-term and other investments, net	1	—
Payments for purchased licenses and other assets	(20)	(16)
Net cash used for investing activities	(75)	(33)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations(1)	(1,324)	(2,711)
Debt issuance proceeds, net of debt issuance costs(1)	590	2,707
Proceeds from equity offering, net of offering costs	717	—
Proceeds from stock option exercises and ESPP share purchases	23	27
Excess tax benefits from share-based compensation plans	4	—
Net cash provided by financing activities	10	23

Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net (decrease) increase in cash and cash equivalents	(38)	56
Cash and cash equivalents, beginning of period	747	711
Cash and cash equivalents, end of period	$709	$767

(1) As discussed in Note 4, "Debt," Freescale Inc. issued a $2.7 billion term loan in the first quarter of 2014, of which $2.1 billion was a non-cash exchange with existing lenders and is not reflected in the above presentation.

See accompanying notes.

Freescale Semiconductor, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(1) Overview and Basis of Presentation
Overview: Freescale Semiconductor, Ltd. (“Freescale Ltd.”), based in Austin, Texas, is a global leader in microcontrollers and digital networking processors, commonly referred to as embedded processors. Embedded processors are the backbone of electronic systems, providing essential control and intelligence, while enhancing performance and power efficiency. We combine our embedded processors with our complementary analog, sensor and radio frequency (RF) devices, as well as a full suite of software and design tools, to provide highly integrated embedded processing solutions that streamline customer development efforts, lower their costs and shorten their time to market.
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
On February 18, 2014, we completed an equity issuance in which we sold 40,250,000 of our common shares, including the exercise of the underwriters' option, at a public offering price of $18.50 per share (the "Q1 2014 Equity Offering"). The net proceeds of this offering were approximately $717 million, after deducting the costs directly attributable to the transaction including underwriters’ discounts and commissions and offering expenses. We contributed the net proceeds to Freescale Inc. to redeem, along with cash on hand, an aggregate of approximately $680 million in outstanding indebtedness and to pay approximately $38 million in call premiums associated with the debt extinguishment. (Refer to Note 4, “Debt,” for further discussion of the redemption and related transactions referenced in this section.)
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of April 4, 2014 and December 31, 2013, and for the three months ended April 4, 2014 and March 29, 2013 are unaudited, with the December 31, 2013 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 4, 2014 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2014 (the "Annual Report"). The results of operations for the three months ended April 4, 2014 are not necessarily indicative of the operating results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. In addition to the items described below, our significant accounting policies and critical estimates are disclosed in our Annual Report. Refer to “Significant Accounting Policies and Critical Estimates” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for more information.

(2) Other Financial Data
Statements of Operations Supplemental Information
Loss on Extinguishment or Modification of Long-Term Debt
During the first quarter of 2014, we recorded charges totaling $59 million in the Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendments to our senior secured credit facilities. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for definitions and discussion of the transactions referenced in this section.)
During the first quarter of 2013, we recorded a charge of $22 million in the Condensed Consolidated Statement of Operations associated with the extinguishment and modification of existing debt and the issuance of new term loans. This charge consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2014	March 29, 2013
Interest expense	$(105)	$(122)
Interest income	3	1
Interest expense, net	(102)	(121)
Other, net	(1)	1
Other expense, net	$(103)	$(120)
Cash paid for interest was $124 million and $119 million during the first quarter of 2014 and 2013, respectively. The payments for the first quarter of 2014 were inclusive of the acceleration of $11 million of interest payments associated with the debt redemption transaction described in Note 4, “Debt."
Net Loss Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted-average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. During the first quarter of 2014 and 2013, approximately 12 million and 15 million, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended
(in millions, except per share amount)	April 4, 2014	March 29, 2013
Basic net loss per share:
Numerator:
Net loss	$(23)	$(48)
Denominator:
Weighted average common shares outstanding (1)	280	252
Basic net loss per share	$(0.08)	$(0.19)
Diluted net loss per share:
Numerator:
Net loss	$(23)	$(48)
Denominator:
Number of shares used in basic computation (1)	280	252
Add: Incremental shares for dilutive effect of warrants (2)	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	3
Add: Incremental shares for dilutive effect of unvested RSUs (4)	3	1
Adjusted weighted average common shares outstanding	285	256
Diluted net loss per share (5)	$(0.08)	$(0.19)

(1)
Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs. The increase in weighted average common shares outstanding during the first quarter of 2014 is largely the result of the Q1 2014 Equity Issuance.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during both periods presented but was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average estimated fair value of the common shares.

(3)
Stock options to purchase an aggregate of 2 million and 5 million common shares that were outstanding during the first quarter of 2014 and 2013, respectively, were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average estimated fair value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)	There were no unvested RSUs that were anti-dilutive during either period presented.

(5)	No dilutive securities have been included in the diluted net loss per share calculations, as a net loss was incurred in both periods presented.
Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	April 4, 2014	December 31, 2013
Work in process and raw materials	$498	$497
Finished goods	226	236
Inventory, net	$724	$733
As of April 4, 2014 and December 31, 2013, we had $58 million and $61 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $43 million and $45 million during the first quarter of 2014 and 2013, respectively. Accumulated depreciation and amortization was $2,776 million and $2,781 million at April 4, 2014 and December 31, 2013, respectively.

Accumulated Other Comprehensive Earnings

	Unrealized (Loss) Gain on Derivatives	Unrealized Gain on Post-retirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2014	$(6)	$36	$19	$49
Current period net change	4	—	—	4
Balance at April 4, 2014	$(2)	$36	$19	$53
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The tables below set forth, by level, the fair value of these financial assets and liabilities as of April 4, 2014 and December 31, 2013, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first quarter of 2014 and 2013, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at April 4, 2014 or December 31, 2013.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of April 4, 2014	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$347	$347	$—
Money market mutual funds (1)	57	57	—
Foreign currency derivative contracts (2)	1	—	1
Interest rate swap agreements (3)	1	—	1
Total Assets	$406	$404	$2
Liabilities
Foreign currency derivative contracts (2)	$3	$—	$3
Interest rate swap agreements (3)	5	—	5
Total Liabilities	$8	$—	$8

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2013	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$339	$339	$—
Money market mutual funds (1)	5	5	—
Foreign currency derivative contracts (2)	2	—	2
Interest rate swap agreements (3)	1	—	1
Total Assets	$347	$344	$3
Liabilities
Foreign currency derivative contracts (2)	$5	$—	$5
Interest rate swap agreements (3)	6	—	6
Commodity derivative contracts (4)	3	—	3
Total Liabilities	$14	$—	$14
The following footnotes indicate where the noted items are reported in our Condensed Consolidated Balance Sheets at April 4, 2014 and December 31, 2013:

(1)
Time deposits and money market mutual funds are reported as cash and cash equivalents. Funds invested in money market mutual funds increased from December 31, 2013 to April 4, 2014 to maximize a combination of fee offsets on bank account holdings and interest income.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as current assets, accrued liabilities and other or other liabilities.

(4)
Commodity derivative contracts are reported as current assets and accrued liabilities and other. The total fair value of our commodity derivatives at April 4, 2014 was a net obligation of less than $1 million.

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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was $5,969 million, exclusive of $35 million of current maturities, at April 4, 2014, and $6,566 million, exclusive of $93 million of current maturities, at December 31, 2013 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values on those dates.

(4) Debt
The carrying value of our long-term debt at April 4, 2014 and December 31, 2013 consisted of the following:

	April 4, 2014	December 31, 2013
2016 Term Loan	$—	$347
2020 Term Loan	—	2,349
Amended 2020 Term Loan	2,692	—
2021 Term Loan	788	790
2019 Revolver	—	—
Senior secured 5.00% notes due 2021	500	500
Senior secured 6.00% notes due 2022	960	960
Senior unsecured floating rate notes due 2014	—	57
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	380	739
Senior subordinated 10.125% notes due 2016	—	264
Total debt	5,793	6,479
Less: current maturities	(35)	(93)
Total long-term debt	$5,758	$6,386
First Quarter of 2014 Revolver Amendment and Debt Redemption Transactions
On February 10, 2014, Freescale Inc. entered into an amendment to its existing revolving credit facility which became effective on February 18, 2014 (the" Q1 2014 Revolver Amendment"). Pursuant to the amendment, the existing revolving credit facility was replaced with a new revolving credit facility with an aggregate of $400 million of commitments (the "2019 Revolver"). The amendment also extends the maturity of the new revolving credit facility to February 1, 2019. Except as described above, the 2019 Revolver is subject to substantially the same terms and conditions as the existing revolving credit facility, including the same pro rata split between United States Dollar availability and alternative currency availability.
On March 20, 2014, after the requisite notice period, Freescale Inc. utilized approximately $717 million of net proceeds from the Q1 2014 Equity Offering, which were contributed by Freescale Ltd., along with cash on hand, to redeem the remaining $264 million of senior subordinated 10.125% notes due 2016, the remaining $57 million of senior unsecured floating rate notes due 2014 and a portion of the senior unsecured 8.05% notes due 2020 consisting of $359 million of the outstanding principal amount ("8.05% Unsecured Notes") and to pay call premiums of $38 million and accrued interest of $11 million. Because cash proceeds were used for the redemption of debt, which relieved Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with the aforementioned liabilities outstanding under these notes, the transaction was accounted for as an extinguishment of debt in accordance with ASC Subtopic 470-50.
In connection with these transactions, we recorded a charge of $48 million in the Condensed Consolidated Statement of Operations comprised of call premiums totaling $38 million along with the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization under ASC Topic 470-50 totaling $10 million.
First Quarter of 2014 Term Loan Refinancing Transaction
On March 4, 2014, Freescale, Inc. entered into an amendment and refinancing agreement to its senior secured term loan facilities, which effectively (i) lowered the interest rate of our existing $347 million senior secured term loan facility maturing in December 2016 (the “2016 Term Loan”), (ii) extended the maturity of the 2016 Term Loan to March 2020 to coincide with the maturity of its existing $2.37 billion senior secured term loan facility maturing in March 2020 (the “2020 Term Loan”) and (iii) lowered the interest rate applicable to the 2020 Term Loan. This transaction is referred to as the "Q1 2014 Term Loan Refinancing Transaction."
In connection with this transaction, (i) a portion of the existing lenders under the 2016 Term Loan agreed to the lower interest rate and extended maturity, (ii) a portion of the existing lenders under the 2020 Term Loan agreed to the lower interest rate, and (iii) Freescale used the proceeds of new senior secured term loans to refinance in full the 2016 Term Loan lenders and the 2020 Term Loan lenders who did not agree to the amendment. As a result, the amended 2016 Term Loan, the amended 2020 Term Loan and the new senior secured term loans, now have identical terms and will be treated as a single tranche of senior secured term loans with an aggregate outstanding principal amount of $2.72 billion, which we refer to collectively as the “Amended 2020 Term Loan.” (Refer to further discussion of the key terms of this instrument described in the Credit Facility discussion below.)
The Amended 2020 Term Loan was issued at par, but has been recorded at a $21 million discount, reflecting a portion of the remaining OID previously attributable to the 2020 Term Loan which was deemed exchanged for the Amended 2020 Term

Loan. A portion of the proceeds from the issuance of the Amended 2020 Term Loan was used to prepay portions of the 2016 and 2020 Term Loans, thus relieving Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with that liability. This portion of the Q1 2014 Term Loan Refinancing Transaction constitutes an extinguishment of debt under ASC Subtopic 470-50 and was accounted for accordingly. A significant portion of our lenders under the Amended 2020 Term Loan consisted of lenders under the 2016 and 2020 Term Loans. Effectively, a portion of the previous loans was exchanged by these lenders for the Amended 2020 Term Loan. This portion of the transaction was accounted for as an exchange that is a non-substantial modification of debt under ASC Subtopic 470-50, as the difference between the present value of the cash flows under the Amended 2020 Term Loan and the present value of the cash flows under each of the 2016 and 2020 Term Loans held by these lenders was less than 10%. A portion of the Amended 2020 Term Loan related to new funds committed and was accounted for as a new debt issuance.
In connection with this transaction, we incurred approximately $6 million of fees and expenses, of which $1 million was capitalized and will be amortized over the term of the Amended 2020 Term Loan. We recorded a charge of $11 million in the Condensed Consolidated Statement of Operations associated with this transaction, which consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization under ASC Subtopic 470-50.
Credit Facility
At April 4, 2014, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) the Amended 2020 Term Loan, (ii) the senior secured term loan facility maturing in 2021 ("2021 Term Loan") and (iii) the 2019 Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The interest rate on the Amended 2020 Term Loan and the 2021 Term Loan was 4.25% and 5.00% at April 4, 2014, respectively. The available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit at April 4, 2014.
Amended 2020 Term Loan
At April 4, 2014, $2,713 million was outstanding under the Amended 2020 Term Loan, which will mature on March 1, 2020. The Amended 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The third amended and restated credit agreement as of March 1, 2013 as amended by the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing transaction (the "Credit Agreement") governs the terms of the Credit Facility and based on our total leverage ratio provides that the spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the Amended 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance of the Amended 2020 Term Loan, or $27 million annually. Additionally, prepayment of the Amended 2020 Term Loan prior to September 4, 2014 is subject to a fee of 1% of the principal amount prepaid. At April 4, 2014, the Amended 2020 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $21 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At April 4, 2014, $796 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our total leverage ratio, the Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or $8 million annually. Additionally, prepayment of the 2021 Term Loan is subject to a fee of 1% of the principal amount prepaid until September 11, 2014. At April 4, 2014, the 2021 Term Loan was recorded on the Condensed Consolidated Balance Sheet at an $8 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing Transaction.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,313 million in senior notes outstanding at April 4, 2014, consisting of (i) $500 million of 5.00% senior secured notes due 2021 ("5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 ("6.00% Secured Notes"), (iii) $473 million of 10.75% senior unsecured notes due 2020 ("10.75% Unsecured Notes) and (iv) $380 million of 8.05% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th commencing on May 15, 2014 for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; and (iv) every February 1st and August 1st for the 8.05% Unsecured Notes.
Covenant Compliance
The Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures") contain restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates and merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Agreement and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
As of April 4, 2014, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge ratio of 2.00:1 or greater and the total leverage ratio of 6.50:1 or lower but did not meet the senior secured first lien leverage ratio of 4.00:1 or lower or the consolidated secured debt ratio of 3.25:1 or lower. As of April 4, 2014, Freescale Inc.’s fixed charge coverage ratio was 2.91:1, total leverage ratio was 5.42:1, senior secured first lien leverage ratio was 4.49:1 and consolidated secured debt ratio was 5.24:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Agreement and Indentures. The fact that we do not meet some of these ratios does not result in any default under the Credit Agreement or the Indentures.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. In connection with the refinancing transaction in the first quarter of 2013, under which the majority of our debt essentially became fixed rate debt as long as LIBOR rates remain below the respective LIBOR floors on our variable rate term loans, we effectively terminated all of these agreements. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of April 4, 2014, future obligated debt payments are $27 million during the remainder of 2014, $35 million in 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019 and $5,620 million thereafter.
(5) Risk Management
Foreign Currency Risk
The functional currency for all of our foreign operations is the U.S. dollar. Accordingly, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.
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
At April 4, 2014 and December 31, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $104 million and $112 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at both April 4, 2014 and December 31, 2013. Forward contract gains (losses) of less than $1 million and $(5) million for the first quarter of 2014 and 2013, respectively, were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of April 4, 2014 and December 31, 2013:

Buy (Sell)	April 4, 2014	December 31, 2013
Japanese Yen	$27	$15
Chinese Renminbi	$22	$30
Euro	$16	$29
Malaysian Ringgit	$16	$16
Indian Rupee	$(5)	$(5)
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, selling, general and administrative expenses and research and development expenses. These forward contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815 as of April 4, 2014 and December 31, 2013:

Buy (Sell)	April 4, 2014	December 31, 2013	Hedged Exposure
Malaysian Ringgit	$81	$80	Cost of sales
Chinese Renminbi	$81	$93	Cost of sales
	$22	$23	Selling, general and administrative
	$21	$23	Research and development
Japanese Yen	$26	$35	Cost of sales
Euro	$(24)	$(33)	Net sales
At April 4, 2014 and December 31, 2013, we had cash flow designated forward contracts with a total fair value of net unrealized losses of $1 million and $2 million, respectively. (Losses) gains of $(1) million and $1 million during the first quarter of 2014 and 2013, respectively, were recorded in the Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
We use gold swap contracts to hedge our exposure to increases in the price of gold which are designated as cash flow hedges under ASC Topic 815. At April 4, 2014 and December 31, 2013, these contracts had net outstanding notional amounts totaling 19,500 ounces and 27,500 ounces, respectively, which are accounted for at fair value. All of these outstanding gold swap contracts had original maturities of 15 months or less. The fair value of these contracts was a net unrealized loss of less than $1 million and $3 million at April 4, 2014 and December 31, 2013, respectively. During the first quarter of 2014 and 2013, (losses) gains of less than $(1) million and less than $1 million, respectively, were recorded in cost of sales related to our realized results attributable to these gold swap contracts. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We have historically used interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In connection with the debt refinancing transaction that occurred during the first quarter of 2013, under which the majority of our debt became effectively fixed rate debt as long as LIBOR rates remain below the respective LIBOR floors on our variable rate term loans, we either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements which resulted in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. The balance of this obligation at April 4, 2014 was $12 million after payment of $1 million of this liability during the first quarter of 2014. The change in fair value arising from the offsetting swap agreements along with the existing agreements are recorded in other expense, net in the Condensed Consolidated Statements of Operations.

In the first quarter of 2013, we recognized a gain of $1 million prior to the termination of the interest rate swap agreements in other expense, net in the Condensed Consolidated Statement of Operations associated with the realized results and change in fair value of our interest rate swaps in accordance with ASC Topic 815.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of April 4, 2014, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
Non-qualified Options
During the first quarter of 2014, we granted approximately 2.2 million stock options under the 2011 Omnibus Incentive Plan (the "2011 Plan") to certain executives and employees. Included in this amount were 2.1 million stock options granted on January 5, 2014 as part of the annual long-term incentive grants ("2014 Annual Grant"). These awards have a grant date fair value of $6.67 per share and an exercise price of $15.37 per share, which was equal to the stock price on January 3, 2014, the last trading day before the award date. Total compensation costs associated with the stock options under the 2014 Annual Grant was $11 million, net of estimated forfeitures.
Pursuant to the 2011 Plan, we have issued approximately 7.4 million non-qualified stock options in Freescale Ltd. (“2011 Options”) with exercise prices ranging from $8.74 to $23.37 per share, to certain qualified participants, which remain outstanding as of April 4, 2014. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of April 4, 2014, we had approximately $34 million of unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Three Months Ended
	April 4, 2014	March 29, 2013
Weighted average grant date fair value per share	$6.74	$7.86
Weighted average assumptions used:
Expected volatility	50%	70%
Expected lives (in years)	4.75	4.75
Risk free interest rate	1.40%	0.68%
Expected dividend yield	—%	—%
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

A summary of changes in the 2011 Options outstanding during the three months ended April 4, 2014 is presented below:

	Stock Options (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2014	5,807	$13.09	6	$17
Granted	2,152	$15.53
Terminated, canceled or expired	(116)	$14.48
Exercised	(487)	$11.77
Balance at April 4, 2014	7,356	$13.87	6	$72
Exercisable options at April 4, 2014	1,302	$14.09	5	$12
The intrinsic value of options exercised under this plan during the first quarter of 2014 and 2013 was $3 million and less than $1 million, respectively.
Restricted Share Units
During the first quarter of 2014, we granted approximately 3.9 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount were 3.8 million RSUs granted in connection with the 2014 Annual Grant with a grant date fair value of $15.37 per RSU and total compensation cost of $45 million, net of estimated forfeitures. While RSUs generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, some RSUs vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant, or other vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. RSUs are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.
Also, in connection with the 2014 Annual Grant, we granted approximately 0.9 million performance-based RSUs ("TSR") to certain executives, which cliff vest on the third anniversary of the date of grant. Each TSR entitles the grant recipient to receive from 0 to 1.50 common shares for each of the target units awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for the TSRs granted in connection with the Annual Grant was $15.98 per TSR, and the total compensation cost of $12 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital. The assumptions, in addition to projections of market results, used in the Monte Carlo model are outlined in the following table:

Three Months Ended
April 4, 2014
Weighted average grant date fair value per share	$15.98
Weighted average assumptions used:
Expected volatility	48.45%
Expected lives (in years)	2.99
Risk free interest rate	0.80%
Expected dividend yield	—%
We also granted performance-based RSUs ("PRSUs") to certain executives of the Company under the 2011 Plan during 2012. The PRSUs granted, to the extent earned, vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant for certain executives or vest fully on the third anniversary of the date of grant for PRSUs granted to our Chief Executive Officer ("CEO"). The number of common shares underlying each PRSU is contingent on Company performance measured by annual revenue and earnings per share goals established by the Compensation and Leadership Committee of the Board of Directors for each annual performance period. Each PRSU entitles the grant recipient to receive from 0 to 1.50 common shares for certain executives or 0 to 1.0 common shares for PRSUs granted to our CEO based on the Company’s achievement of the performance goals for each performance period.
As of April 4, 2014 we had approximately $108 million of unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for TSRs and PRSUs. Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on the passage of time for the RSUs and based on both the passage of time and performance results for the TSRs and PRSUs.

A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during the three months ended April 4, 2014 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. Grant Date Fair Value Per Share
Non-vested RSU, TSR and PRSU balance at January 1, 2014	7,291	$14.04
Granted	4,765	$15.55
Issued	(1,479)	$14.69
Terminated, canceled or expired	(150)	$14.94
Non-vested RSU, TSR and PRSU balance at April 4, 2014	10,427	$14.89
The weighted average grant date fair value of RSUs, TSRs and PRSUs granted during the first quarter of 2014 and 2013 was $15.55 per share and $14.02 per share, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during the first quarter of 2014 and 2013 was $36 million and less than $1 million, respectively.
2006 Management Incentive Plan and 2007 Employee Incentive Plan
During the three months ended April 4, 2014, approximately 700 thousand and 223 thousand stock options were exercised under the 2006 Management Incentive Plan and the 2007 Employee Incentive Plan, respectively, with weighted average strike prices of $6.93 and $6.40, respectively.
Employee Share Purchase Plan
We initiated an Employee Share Purchase Plan (“ESPP”) upon the completion of our initial public offering in 2011, for which we have approximately 1.6 million remaining common shares reserved for future issuance, including those shares to be issued after the conclusion of the current purchase period. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1. On January 3, 2014, approximately 1 million common shares of Freescale were issued to participating employees under the ESPP for the second half of 2013 purchase period at a discounted price of $13.64 a share. During both the first quarter of 2014 and 2013, we recognized $1 million of compensation costs related to the 15% discount offered under this plan.
(7) Income Taxes
Income taxes for the interim periods presented have been included in the Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States.
Due to the decrease in domestic cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the U.S. valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further impact this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to reasonably estimate when sufficient positive evidence will require reversal of the valuation allowance or the impact such reversal will have on the Company’s effective tax rate.
For the first quarter of 2014, we recorded an income tax provision of $16 million, predominately related to our foreign operations. This income tax provision included $4 million of income tax expense associated with discrete events related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from stock based awards during the first quarter of 2014. The excess tax benefit resulted from deductions related to equity compensation in excess of compensation recognized for financial reporting and was recorded in additional paid in capital in accordance with ASC Subtopic 718-740, "Income Taxes." The Company uses tax law ordering when determining when excess tax benefits have been realized. For the first quarter of 2013, we recorded an income tax provision of $10 million, which related primarily to our foreign operations.
The Company does not expect the liability for unrecognized tax benefits to decrease substantially in the next twelve months. Certain of our income tax returns for the 2004 through 2012 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $124 million as of April 4, 2014.
Litigation
We are a defendant in various lawsuits and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.
From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola Inc. ("Motorola"), Freescale Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.
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
(9) Reorganization of Business and Other
Three Months Ended April 4, 2014
2012 Strategic Realignment
As a result of the strategic review initiated in 2012, we identified opportunities to accelerate revenue growth and improve profitability. We have continued to shift our research and development investment and sales force to reflect this strategic realignment. Since the inception of the plan, we have recorded a total of $90 million in net charges to reorganization of business and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources, as further described below.
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
The following table displays a roll-forward from January 1, 2014 to April 4, 2014 of the employee separation and exit cost accruals established related to the 2012 Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments	Usage	Accruals at April 4, 2014
Employee Separation Costs
Supply chain	$5	$1	$—	$(3)	$3
Selling, general and administrative	4	3	—	(3)	4
Research and development	2	4	—	(2)	4
Total	$11	$8	$—	$(8)	$11
Related headcount	170	70	—	(110)	130
Exit and Other Costs	$8	$—	$(1)	$(1)	$6
During the first quarter of 2014, we incurred $8 million of additional employee separation charges related to the continued implementation of this strategic plan. The $8 million used reflects cash payments made to employees separated as part of the plan during the first quarter of 2014. The accrual of $11 million at April 4, 2014 reflects the estimated liability to be paid to the remaining 130 employees to be separated through the first quarter of 2015, along with previously separated employees still receiving severance benefits, based on current exchange rates.
Additionally, we recorded an adjustment of $1 million to our previously estimated cost to vacate underutilized office space in Austin, Texas in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”) during the first quarter of 2014.
Other Charges
During the first quarter of 2014, we incurred a $1 million charge related to the write-down of the net book value of certain manufacturing assets to their fair market values less the expected cost to sell associated with the classification of the assets as available for sale as of April 4, 2014. These assets are no longer deemed necessary due to the strategic decision to eliminate certain processes from some of our next generation products.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets ("Reorganization of Business Program"). Since the inception of the plan, we have recorded $247 million in net charges to reorganization of business and other. The only remaining actions relating to this reorganization program are demolishing the buildings and selling the land located in Sendai, Japan and the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2014 to April 4, 2014 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments	Usage	Accruals at April 4, 2014
Employee Separation Costs
Supply chain	$17	$—	$—	$(2)	$15
Selling, general and administrative	1	—	—	—	1
Research and development	1	—	—	—	1
Total	$19	$—	$—	$(2)	$17
Related headcount	30	—	—	(10)	20
The $2 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2014. The accrual of $17 million at April 4, 2014 reflects the estimated liability to be paid through 2014 (i) to the remaining 20 employees to be separated, along with previously separated employees still receiving severance benefits and (ii) for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During first quarter of 2014 and in connection with the closure of the Toulouse, France manufacturing facility which occurred during 2012, we recorded a $1 million charge related to on-going closure and decommissioning costs. We also recorded a charge of $2 million related to demolition costs incurred to prepare our former manufacturing facility located in Sendai, Japan for sale.

Three Months Ended March 29, 2013
2012 Strategic Realignment
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
The $13 million used reflects cash payments paid to employees separated as part of the 2012 Strategic Realignment during the first quarter of 2013. Additionally, we recorded $6 million in exit and other costs related to (i) additional compensation for employees who were deemed crucial to the implementation of the plan and (ii) underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420. In addition to the separation and exit costs associated with 2012 Strategic Realignment, a $2 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our president and CEO) employment agreement.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2013 to March 29, 2013 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at March 29, 2013
Employee Separation Costs
Supply chain	$77	$—	$(2)	$(8)	$67
Selling, general and administrative	2	—	—	—	2
Research and development	2	—	—	—	2
Total	$81	$—	$(2)	$(8)	$71
Related headcount	520	—	—	(20)	500
The $8 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2013. We adjusted our anticipated future severance payments by $2 million to incorporate the currency impact in the above presentation. These adjustments reflect the strengthening of the U.S. dollar against the Euro during the first quarter of 2013.
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
As a result of the Merger and subsequent debt redemption and refinancing transactions, we had $2,313 million aggregate principal amount of Senior Notes outstanding as of April 4, 2014, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis; the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis; and, the senior subordinated notes are jointly and severally guaranteed on an unsecured, senior subordinated basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of April 4, 2014, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the three months ended April 4, 2014 and March 29, 2013 and as of April 4, 2014 and December 31, 2013, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,396	$1,505	$(1,774)	$1,127
Cost of sales	—	—	1,030	1,366	(1,774)	622
Gross margin	—	—	366	139	—	505
Selling, general and administrative	2	—	166	58	(100)	126
Research and development	—	—	135	75	—	210
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	1	10	—	11
Operating (loss) earnings	(2)	—	61	(4)	100	155
Loss on extinguishment or modification of long-term debt	—	—	(59)	—	—	(59)
Other (expense) income, net	(21)	(21)	(19)	101	(143)	(103)
(Loss) earnings before income taxes	(23)	(21)	(17)	97	(43)	(7)
Income tax expense	—	—	4	12	—	16
Net (loss) earnings	$(23)	$(21)	$(21)	$85	$(43)	$(23)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(23)	$(21)	$(21)	$85	$(43)	$(23)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	3	—	—	3
Reclassification adjustment for items included in net (loss) earnings	—	—	1	—	—	1
Post-retirement adjustments:
Gains arising during the period	—	—	—	—	—	—
Amortization of actuarial gains (losses) included in net (loss) earnings	—	—	—	—	—	—
Other comprehensive earnings	—	—	4	—	—	4
Comprehensive (loss) earnings	$(23)	$(21)	$(17)	$85	$(43)	$(19)

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,194	$1,244	$(1,457)	$981
Cost of sales	—	—	901	1,139	(1,457)	583
Gross margin	—	—	293	105	—	398
Selling, general and administrative	2	—	140	42	(73)	111
Research and development	—	—	116	66	—	182
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business and other	—	—	5	(7)	—	(2)
Operating (loss) earnings	(2)	—	29	4	73	104
Loss on extinguishment or modification of long-term debt	—	—	(22)	—	—	(22)
Other income (expense), net	54	54	48	76	(352)	(120)
Earnings (loss) before income taxes	52	54	55	80	(279)	(38)
Income tax expense	—	—	1	9	—	10
Net earnings (loss)	$52	$54	$54	$71	$(279)	$(48)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$52	$54	$54	$71	$(279)	$(48)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(1)	—	—	(1)
Reclassification adjustment for items included in net earnings (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains arising during the period	—	—	—	2	—	2
Amortization of actuarial gains included in net earnings (loss)	—	—	—	1	—	1
Other comprehensive loss	—	—	(1)	(1)	—	(2)
Comprehensive earnings (loss)	$52	$54	$53	$70	$(279)	$(50)

Supplemental Condensed Consolidating Balance Sheet April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3	$—	$147	$559	$—	$709
Inter-company receivable	171	—	410	473	(1,054)	—
Accounts receivable, net	—	—	124	340	—	464
Inventory, net	—	—	288	436	—	724
Other current assets	—	—	80	67	—	147
Total current assets	174	—	1,049	1,875	(1,054)	2,044
Property, plant and equipment, net	—	—	333	360	—	693
Investment in affiliates	(3,986)	(3,986)	1,448	—	6,524	—
Intangible assets, net	—	—	51	—	—	51
Inter-company note receivable	—	119	—	162	(281)	—
Other assets, net	4	—	149	159	—	312
Total Assets	$(3,808)	$(3,867)	$3,030	$2,556	$5,189	$3,100
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	552	502	(1,054)	—
Accounts payable	—	—	271	176	—	447
Accrued liabilities and other	—	—	192	126	—	318
Total current liabilities	—	—	1,050	804	(1,054)	800
Long-term debt	—	—	5,758	—	—	5,758
Inter-company note payable	43	119	—	119	(281)	—
Other liabilities	—	—	208	185	—	393
Total liabilities	43	119	7,016	1,108	(1,335)	6,951
Total shareholders’ (deficit) equity	(3,851)	(3,986)	(3,986)	1,448	6,524	(3,851)
Total Liabilities and Shareholders’ (Deficit) Equity	$(3,808)	$(3,867)	$3,030	$2,556	$5,189	$3,100

Supplemental Condensed Consolidating Balance Sheet December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$235	$511	$—	$747
Inter-company receivable	169	—	445	504	(1,118)	—
Accounts receivable, net	—	—	91	297	—	388
Inventory, net	—	—	276	457	—	733
Other current assets	—	—	74	53	—	127
Total current assets	170	—	1,121	1,822	(1,118)	1,995
Property, plant and equipment, net	—	—	327	354	—	681
Investment in affiliates	(4,721)	(4,721)	1,364	—	8,078	—
Intangible assets, net	—	—	52	—	—	52
Inter-company note receivable	—	118	—	161	(279)	—
Other assets, net	—	—	156	163	—	319
Total Assets	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$93	$—	$—	$93
Inter-company payable	—	—	565	553	(1,118)	—
Accounts payable	—	—	241	157	—	398
Accrued liabilities and other	—	—	245	126	—	371
Total current liabilities	—	—	1,144	836	(1,118)	862
Long-term debt	—	—	6,386	—	—	6,386
Inter-company note payable	43	118	—	118	(279)	—
Other liabilities	—	—	211	182	—	393
Total liabilities	43	118	7,741	1,136	(1,397)	7,641
Total shareholders’ (deficit) equity	(4,594)	(4,721)	(4,721)	1,364	8,078	(4,594)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$12	$—	$(73)	$87	$—	$26
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26)	(30)	—	(56)
Proceeds from the sale of property, plant and equipment	—	—	—	—	—	—
Payments for purchased licenses and other assets	—	—	(10)	(10)	—	(20)
Sales and purchases of short-term and other investments, net	—	—	1	—	—	1
Inter-company loans and capital transactions	(750)	(751)	—	(1)	1,502	—
Cash flow used for investing activities	(750)	(751)	(35)	(41)	1,502	(75)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,324)	—	—	(1,324)
Debt issuance proceeds, net of debt issuance costs	—	—	590	—	—	590
Proceeds from equity offering, net of offering costs	717	—	—	—	—	717
Proceeds from stock option exercises and ESPP share purchases	23	—	—	—	—	23
Excess tax benefits from share-based compensation plans	—	—	4	—	—	4
Inter-company loans, dividends and capital transactions	—	751	750	1	(1,502)	—
Cash flow provided by financing activities	740	751	20	1	(1,502)	10
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	2	—	(88)	48	—	(38)
Cash and cash equivalents, beginning of period	1	—	235	511	—	747
Cash and cash equivalents, end of period	$3	$—	$147	$559	$—	$709

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 29, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$(4)	$—	$47	$127	$(100)	$70
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(11)	(11)	—	(22)
Proceeds from the sale of property, plant and equipment	—	—	—	5	—	5
Payments for purchased licenses and other assets	—	—	(8)	(8)	—	(16)
Sales and purchases of short-term and other investments, net	—	—	—	—	—	—
Inter-company loans and capital transactions	(15)	(16)	—	(1)	32	—
Cash flow used for investing activities	(15)	(16)	(19)	(15)	32	(33)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(2,711)	—	—	(2,711)
Debt issuance proceeds, net of debt issuance costs	—	—	2,707	—	—	2,707
Proceeds from stock option exercises and ESPP share purchases	27	—	—	—	—	27
Inter-company loans, dividends and capital transactions	—	16	15	(99)	68	—
Cash flow provided by (used for) financing activities	27	16	11	(99)	68	23
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	8	—	39	9	—	56
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	$9	$—	$143	$615	$—	$767

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended April 4, 2014 and March 29, 2013 and our financial condition as of April 4, 2014 and December 31, 2013. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2014 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Our Business. We are a global leader in microcontrollers and digital networking processors. These embedded processors form the foundation of emerging technologies, including the Internet of Things, a network of smart devices and electronics that will help make our lives safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs), single-and multicore microprocessors, digital signal controllers, applications processors and digital signal processors. Our programmable devices, along with software, provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs.
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
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from five product groups. Our Microcontrollers product group represented 20% and 18% of our total net sales in the first quarter of 2014 and 2013, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for automotive, industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product group represented 22% and 21% of our total net sales in the first quarter of 2014 and 2013, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the Internet of Things. Our Automotive MCU product group represented 27% and 26% of our total net sales in the first quarter of 2014 and 2013, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are enabling the latest developments in powertrain, advanced safety and infotainment applications. Our Analog and Sensors product group represented 18% of our total net sales in both the first quarter of 2014 and 2013. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 10% and 9% of our total net sales in the first quarter of 2014 and 2013, respectively. We supply RF high-power products into the cellular infrastructure market and are expanding our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
Conditions Impacting Our Business. Our business results are impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, industrial automation and consumer electronic devices. We operate in an industry that is cyclical and subject to technological changes, product obsolescence, price erosion, evolving standards, short product life-cycles, customer inventory levels and fluctuations in product supply and demand.
Our total net sales in the first quarter of 2014 increased by $45 million, or 4%, compared to the fourth quarter of 2013. Product revenues increased across all five product groups, offset by a decline in intellectual property revenue. Our gross margin increased 90 basis points in the first quarter of 2014 as compared to the fourth quarter of 2013. The sequential increase in gross margin is attributable primarily to the transition of personnel from manufacturing cost reduction, factory closure and customer qualification efforts to roles supporting various new product development initiatives along with procurement savings, operational efficiencies and increased factory utilization. Partially offsetting this impact were the annual pricing negotiations with our customers that went into effect during the first quarter of 2014, higher incentive compensation and lower intellectual property revenue. Capital expenditures were $56 million, or 5% of net sales, in the first quarter of 2014 as compared to $44 million, or 4% of net sales, in the prior quarter, as we continue to increase capacity to meet demand from our customers.
Net sales in the near term will depend on general global economic activity and our ability to meet unscheduled or temporary increases in demand in our target markets, among other factors. We anticipate that our total net sales and gross margin will increase sequentially as compared to the first quarter of 2014. For more information on trends and other factors affecting our business, refer to Part I, Item 1A: "Risk Factors" included in our Annual Report.
Capital Restructuring Activities. During the first quarter of 2014, we completed an equity issuance from which we received net proceeds totaling approximately $717 million, which were used, along with cash on hand, to redeem $680 million of outstanding indebtedness and pay related call premiums. Additionally, Freescale Inc. completed a debt refinancing transaction which extended the maturity of $347 million of our indebtedness and reduced the interest rate on $2.7 billion of indebtedness. The combined impact of these transactions will reduce our annualized cash interest expense by approximately $78 million based on current interest rates, the impact of which we will fully realize beginning in the second quarter of 2014. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)
Reorganization of Business Program Activities. Following the appointment of Gregg Lowe as president and Chief Executive Officer (CEO) of Freescale in June 2012, we identified opportunities to accelerate revenue growth and improve profitability. The resulting savings achieved from these actions have been reinvested in research and development programs and other initiatives associated with our strategic realignment. We began making payments to the employees separated under this plan during 2012, and we expect to continue making cash payments through the first quarter of 2015.
We have completed a series of restructuring actions announced in 2008 and 2009 which included the closure of our remaining 150 millimeter manufacturing facilities in Toulouse, France and Sendai, Japan. The only actions remaining to finalize the closure of these sites are payment of the remaining cash severance to employees along with decommissioning and demolition efforts necessary to prepare the manufacturing sites for sale. We anticipate a portion of these costs to be offset by proceeds from the sale of the manufacturing sites.
We estimate the remaining severance and other costs of these actions to be approximately $45 million, including $30 million in cash severance and other related costs, and $15 million in cash costs for other site decommissioning and exit expenses.

Results of Operations for the Three Months Ended April 4, 2014 and March 29, 2013

	Three Months Ended
(in millions, unaudited)	April 4, 2014	% of Net Sales	March 29, 2013	% of Net Sales
Orders	$1,201	106.6%	$990	100.9%
Net sales	$1,127	100.0%	$981	100.0%
Cost of sales	622	55.2%	583	59.4%
Gross margin	505	44.8%	398	40.6%
Selling, general and administrative	126	11.2%	111	11.3%
Research and development	210	18.6%	182	18.6%
Amortization expense for acquired intangible assets	3	0.3%	3	0.3%
Reorganization of business and other	11	0.9%	(2)	*
Operating earnings	155	13.8%	104	10.6%
Loss on extinguishment or modification of long-term debt	(59)	*	(22)	*
Other expense, net	(103)	*	(120)	*
Loss before income taxes	(7)	*	(38)	*
Income tax expense	16	1.4%	10	1.0%
Net loss	$(23)	*	$(48)	*
* Not meaningful.
Three Months Ended April 4, 2014 Compared to Three Months Ended March 29, 2013
Net Sales
Our net sales increased by $146 million, or 15%, and our orders increased 21% in the first quarter of 2014 compared to first quarter of 2013 driven by growth across all of our product groups and end markets. This sales growth was partially offset by declines in sales of legacy products into the cellular market and lower intellectual property revenue. Distribution sales were approximately 25% of net sales in the first quarter of 2014, an increase of $49 million compared to the first quarter of 2013. Distribution inventory, in dollars, was 7.1 weeks at April 4, 2014, compared to 9.1 weeks at December 31, 2013 and 9.2 weeks at March 29, 2013. The decrease in weeks of distribution inventory, as compared to the prior year, was partially due to the consolidation of our global distribution partners during the first quarter of 2014.
Net sales by product group for the three months ended April 4, 2014 and March 29, 2013 were as follows:

	Three Months Ended
(in millions, unaudited)	April 4, 2014	March 29, 2013
Microcontrollers	$223	$177
Digital Networking	249	202
Automotive MCU	304	254
Analog & Sensors	198	177
RF	113	86
Other	40	85
Total net sales	$1,127	$981
Microcontrollers
Microcontrollers' net sales increased by $46 million, or 26%, in the first quarter of 2014 compared to first quarter of 2013 driven by growth in both microcontrollers and applications processors. The increase in microcontrollers revenue was due to higher sales through distribution. The increase in applications processors revenue was driven by increased sales both through distribution and into the worldwide automotive market. The increase in net sales through the distribution channel occurred across all our key geographies.

Digital Networking
Digital Networking's net sales increased by $47 million, or 23%, in the first quarter of 2014 compared to the first quarter of 2013. Sales growth was broad-based with higher sales of service provider equipment including wireless basestations in China, general embedded products sold into the distribution channel and next generation enterprise systems.
Automotive MCU
Automotive MCU's net sales increased by $50 million, or 20%, in the first quarter of 2014 compared to the first quarter of 2013. The growth was due to an increase in worldwide automotive production, growth in vehicle semiconductor content along with increased sales into the distribution channel.
Analog & Sensors
Analog and Sensors' net sales increased by $21 million, or 12%, during the first quarter of 2014 compared to the first quarter of 2013. Approximately 85% of our Analog and Sensors sales are into the automotive market. We experienced higher net sales due to growth in the automotive market during the first quarter of 2014 for both our Analog and Sensor products due primarily to increased semiconductor content driven by fuel efficiency requirements and safety features coupled with an increase in worldwide automotive production. Partially offsetting this growth was lower sales through the distribution channel largely into the consumer market for Sensors.
RF
RF's net sales increased by $27 million, or 31%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was driven by continued growth in next generation wireless basestation spending, primarily in China.
Other
Other net sales decreased by $45 million, or 53%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to decreased cellular product sales and intellectual property revenue. As a percentage of net sales, intellectual property revenue was 3% and 6% for the first quarter of 2014 and 2013, respectively. Our intellectual property revenue during the first quarter of 2013 significantly exceeded our historical average of approximately 3% of net sales and benefited from certain agreements entered into during 2012. The revenue stream attributed to these agreements ended in the fourth quarter of 2013. Agreements of similar size may not occur in the future and we expect intellectual property revenue to be below our historical average for the foreseeable future.
Gross Margin
Our gross margin increased by $107 million, or 27%, which was primarily driven by a 15% increase in our net sales. As a percentage of net sales during the first quarter of 2014, gross margin was 44.8%, reflecting an increase of 420 basis points compared to the first quarter of 2013. Improvement in gross margin as a percentage of net sales was largely attributable to an increase in utilization of our manufacturing assets which contributed to improvements in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 82% during the first quarter of 2013 to 90% during the first quarter of 2014 due to increased demand and the transfer of the production of technologies previously manufactured in our Toulouse, France facility, after reducing inventories built ahead in connection with the closure. We also transitioned personnel from roles focusing on manufacturing cost reduction, factory closure and customer qualification efforts to roles supporting various new product development initiatives which had a positive impact on both the sequential and year over year improvement in gross margin. Other factors benefiting gross margin included operational efficiencies and procurement savings. These improvements were partially offset by the impact of decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2014, a decrease in cellular product net sales, lower intellectual property revenue, which represented 3% and 6% of net sales for the first quarter of 2014 and 2013, respectively, and higher incentive compensation.
Selling, General and Administrative
Our selling, general and administrative expenses increased by $15 million, or 14%, in the first quarter of 2014 compared to the first quarter 2013. This increase is due to additional resources and strategic spend on sales and marketing efforts, a litigation settlement and higher incentive compensation as our operating results have improved. As a percentage of net sales, our selling, general and administrative expenses remained flat at 11% in both the first quarter of 2014 and 2013.
Research and Development
Our research and development expenses increased by $28 million, or 15%, in the first quarter of 2014 compared to the first quarter of 2013. The increase is related to additional investment in our strategic areas and next generation technologies, including the aforementioned personnel move from manufacturing cost reduction activities to roles focusing on new product development initiatives, along with higher incentive compensation. As a percentage of net sales, our research and development expenses remained flat at approximately 19% in both the first quarter of 2014 and 2013.

Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks remained flat in the first quarter of 2014 compared to the first quarter of 2013 as these intangible assets have reached a normalized amortization run rate.
Reorganization of Business and Other
During the first quarter of 2014, we recorded a $7 million net charge primarily related to employee separation costs in connection with the continued implementation of the reorganization plan initiated in 2012. We also incurred $3 million in charges related to on-going closure and decommissions costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan. Additionally, we recorded a $1 million charge related to the write down of specific manufacturing assets to fair value due to the elimination of certain manufacturing processes for some of our next generation products. (Refer to Note 9, “Reorganization of Business and Other,” in the accompanying Condensed Consolidated Financial Statements for more information on the charges discussed in this section.)
In the first quarter of 2013, we recorded a net benefit of $10 million related to our Toulouse, France manufacturing facility which included a benefit for proceeds received for the sale of certain of our equipment and machinery and a partially offsetting charge related to on-going closure and decommissioning costs for this site. Additionally, we recorded $8 million of charges related to continued implementation of the reorganization plan initiated during 2012, exit costs for underutilized office space and charges related to indemnification provisions included in our CEO's employee agreement.
Loss on Extinguishment or Modification of Long-Term Debt
During the first quarter of 2014, we recorded charges of $59 million associated with debt redemption and refinancing transactions. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further discussion about the transactions described in this section.)
During the first quarter of 2013, we recorded a charge of $22 million in the accompanying Condensed Consolidated Statement of Operations associated with the extinguishment and modification of existing debt and the issuance of new term loans. This charge consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization.
Other Expense, Net
Net interest expense in the first quarter of 2014 and 2013 included interest expense of $105 million and $122 million, respectively, partially offset by interest income of $3 million and $1 million, respectively. The decrease in interest expense is due to the debt redemption accomplished with the net proceeds of the equity offering and the term loan refinancing transaction that occurred during the first quarter of 2014, as well as multiple refinancing transactions that occurred over the course of 2013.
As a result of the capital structure changes over the course of 2013 and the first quarter of 2014, we have reduced our outstanding indebtedness by $560 million and decreased our weighted average cash interest rate from 7.4% at March 29, 2013 to 5.5% at April 4, 2014. As of end of the first quarter of 2014, we have reduced our annualized cash interest expense by approximately $150 million as compared to the end of the first quarter of 2013, based on current interest rates.
Income Tax Expense
In the first quarter of 2014, we recorded an income tax provision of $16 million. This income tax provision included $4 million of income tax expense associated with discrete events related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from stock-based awards during the first quarter of 2014. Excluding discrete tax items, income tax expense was $12 million in the first quarter of 2014. In the first quarter of 2013, we recorded an income tax provision of $10 million. These amounts primarily reflect tax expense attributable to income earned in non-U.S. jurisdictions. The increase in tax expense in the first quarter of 2014 as compared to the first quarter of 2013 reflects higher profitability attributable to our non-U.S. operations.
Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions and was different from the Bermuda statutory rate of zero due to (i) income tax expense (benefit) incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have incurred cumulative losses in the United States. (Refer to Note 7, "Income Taxes," in the accompanying Condensed Consolidated Financial Statements for more information regarding our income tax expense.)

Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $709 million of cash and cash equivalents at April 4, 2014, $233 million is attributable to our U.S. subsidiaries and $476 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $26 million and $70 million in the first quarter of 2014 and 2013, respectively. The decrease in cash generated from operations is primarily attributable to higher payments for incentive compensation during the first quarter of 2014 along with higher intellectual property transaction proceeds and the receipt of a withholding tax rebate during the first quarter of 2013. These declines were partially offset by (i) the strategic reduction of days of inventory on hand, (ii) lower payments for employee severance and (iii) lower cash paid for interest as a result of the various debt redemption and refinancing transactions that occurred during 2013 and the first quarter of 2014.
Our days purchases outstanding increased to 65 days at April 4, 2014 from 60 days at December 31, 2013 and 51 days at March 29, 2013, reflecting the timing of payments on our payables. Our days sales outstanding increased to 37 days at April 4, 2014 from 33 days at December 31, 2013 and 36 days at March 29, 2013. The sequential increase in days sales outstanding was the result of changes in payment terms implemented with specific customers. Our days of inventory on hand decreased to 106 days at April 4, 2014 from 110 days at December 31, 2013 and 119 days at March 29, 2013. The decrease in days of inventory on hand from the prior year period is due to consumption of inventory related to prior period builds that supported the end-of-life products fabricated in our Toulouse, France facility along with an overall focus on reducing days of inventory on hand to what we believe better corresponds to a balanced level of inventory for our business operating conditions.
Investing Activities
Our net cash utilized for investing activities was $75 million and $33 million in the first quarter of 2014 and 2013, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in the first quarter of 2014 increased from the first quarter of 2013 and was predominately the result of increased capital expenditures, which were $56 million and $22 million for the first quarter of 2014 and 2013, respectively, and represented 5% and 2% of net sales, respectively. The higher capital expenditures are associated with increasing our manufacturing capacity to meet the increased demand primarily from our RF and microcontroller customers. In addition, the cash paid for purchased licenses and other assets increased to $20 million from $16 million in the first quarter of 2013. The $5 million of proceeds from the sale of property, plant and equipment during the first quarter of 2013 were primarily attributable to the sale of certain tools and equipment located at our Toulouse, France manufacturing facility.
Financing Activities
Our net cash utilized for financing activities was $10 million and $23 million in the first quarter of 2014 and 2013, respectively. Cash flows related to financing activities in the first quarter of 2014 included (i) $1.3 billion of payments on debt obligations including payments of $718 million associated with the extinguishment of approximately $680 million of indebtedness along with $38 million of call premiums in connection with the use of the equity transaction proceeds, payments of $597 million to lenders in connection with the $2.7 billion term loan refinancing transaction, and $9 million of amortization payments on the term loans; (ii) $590 million of proceeds, net of transaction costs, related to funds received from lenders under the term loan refinancing and revolver modification; and (iii) $717 million of net proceeds from the equity offering. Additionally, cash provided by financing activities in 2014 included $23 million of proceeds from the exercise of stock options and employee share purchase program (ESPP) share purchases and $4 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. (Refer to Note 6, "Share and Equity-based Compensation," in the accompanying Condensed Consolidated Financial Statements for further information on ESPP and Note 7, "Income Taxes," for further information on the tax benefit.)
Cash flows related to financing activities in the first quarter of 2013 included the prepayment of term loans totaling $2,711 million offset by the receipt of $2,707 million in net proceeds from the issuance of new term loans in connection with the debt refinancing transaction that occurred during the first quarter of 2013. Additionally, cash provided by financing activities in the first quarter of 2013 included $27 million of proceeds from the exercise of stock options and ESPP share purchases.
First Quarter of 2014 Revolver Amendment and Debt Redemption Transactions
On February 10, 2014, Freescale Inc. entered into an amendment to its existing revolving credit facility which became effective on February 18, 2014 (the" Q1 2014 Revolver Amendment"). Pursuant to the amendment, the existing revolving credit facility was replaced with a new revolving credit facility with an aggregate of $400 million of commitments (the "2019 Revolver"). The amendment also extends the maturity of the new revolving credit facility to February 1, 2019. Except as described above, the 2019 Revolver is subject to substantially the same terms and conditions as the existing revolving credit facility including the same pro rata split between United States Dollar availability and alternative currency availability.
On March 20, 2014, after the requisite notice period, Freescale Inc. utilized approximately $717 million of net proceeds from the equity offering, along with cash on hand, to redeem $264 million of outstanding senior subordinated 10.125% notes due 2016, $57 million of outstanding senior unsecured floating rate notes due 2014 and $359 million of senior unsecured 8.05% notes due 2020 ("8.05% Unsecured Notes") and to pay call premiums of $38 million and accrued interest of $11 million.
First Quarter of 2014 Term Loan Refinancing Transaction
On March 4, 2014, Freescale, Inc. entered into an amendment and refinancing agreement to its senior secured term loan facilities, which effectively (i) lowered the interest rate of our existing $347 million senior secured term loan facility maturing in December 2016 (the “2016 Term Loan”) and extended the maturity of the 2016 Term Loan to March 2020 to coincide with the maturity of its existing $2.37 billion senior secured term loan facility maturing in March 2020 (the “2020 Term Loan”), and (ii) lowered the interest rate applicable to the 2020 Term Loan in a transaction referred to as the "Q1 2014 Term Loan Refinancing Transaction."
In connection with this transaction, (i) a portion of the existing lenders under the 2016 Term Loan agreed to the lower interest rate and extended maturity, (ii) a portion of the existing lenders under the 2020 Term Loan agreed to the lower interest rate, and (iii) Freescale used the proceeds of new senior secured term loans to refinance in full the 2016 Term Loan lenders and the 2020 Term Loan lenders who did not agree to the amendment. As a result, the amended 2016 Term Loan, the amended 2020 Term Loan and the new senior secured term loan, now have identical terms and will be treated as a single tranche of senior secured term loans with an aggregate outstanding principal amount of $2.72 billion, we we refer to collectively as the "Amended 2020 Term Loan."
The Amended 2020 Term Loan was issued at par, but has been recorded at a $21 million discount, reflecting a portion of the remaining OID previously attributable to the 2020 Term Loan which was deemed exchanged for the Amended 2020 Term Loan. A portion of the proceeds from the issuance of the Amended 2020 Term Loan were used to prepay portions of the 2016 and 2020 Term Loans, thus relieving Freescale Inc., Freescale Ltd. and certain other Freescale Ltd. subsidiaries of their obligations associated with that liability. A significant portion of our lenders under the Amended 2020 Term Loan were previously lenders under the 2016 and 2020 Term Loans, while some of the funds from the issuance of the Amended 2020 Term Loan were from new lenders.
Credit Facility
At April 4, 2014, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) $2,713 million outstanding under the Amended 2020 Term Loan, (ii) $796 million outstanding under the senior secured term loan facility maturing in 2021 ("2021 Term Loan") and (iii) the 2019 Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%, resulting in an effective interest rate of 4.25% at April 4, 2014. The spread over LIBOR with respect to 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate of 5.00% at April 4, 2014. At April 4, 2014, the available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit. Under the third amended and restated credit agreement as of March 1, 2013 as amended by the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing Transaction (the "Credit Agreement"), Freescale Inc. is required to repay a portion both of the Amended 2020 Term Loan and 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,313 million in senior notes outstanding at April 4, 2014, consisting of (i) $500 million of 5.00% senior secured notes due 2021 ("5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 ("6.00% Secured Notes"), (iii) $473 million of 10.75% senior unsecured notes due 2020 ("10.75% Unsecured Notes) and (iv) $380 million of 8.05% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th commencing on May 15, 2014 for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; and (iv) every February 1stand August 1st for the 8.05% Unsecured Notes.
Hedging Transactions
Freescale Inc. has previously entered into interest rate swap agreements and interest rate cap agreements with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. In connection with the refinancing transaction in the first quarter of 2013, under which the majority of our debt essentially became fixed rate debt as long as LIBOR rates remain below the respective LIBOR floors on our variable rate term loans, we effectively terminated all of these agreements. We continue to monitor the interest rate environment and may opportunistically enter into interest rate swap contracts or similar arrangements to hedge a portion of our exposure to interest rate risk at the time we expect LIBOR rates to exceed the LIBOR floors on our variable rate debt. (Refer to Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of April 4, 2014, future obligated debt payments are $27 million during the remainder of 2014, $35 million in 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019 and $5,620 million thereafter.
Fair Value
At April 4, 2014, the fair value of the aggregate principal amount of our long-term debt was approximately $5,969 million, exclusive of $35 million of current maturities, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for more detail on the notes described in this section.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures"). Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Agreement, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Agreement) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Agreement) is no greater than 6.50:1, except as otherwise permitted by the Credit Agreement. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of April 4, 2014, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge ratio and the total leverage ratio but did not meet the senior secured ratio and the consolidated secured debt ratio. As of April 4, 2014, Freescale Inc.'s total leverage ratio was 5.42:1, senior secured first lien leverage ratio was 4.49:1, the fixed charge coverage ratio was 2.91:1 and the consolidated secured debt ratio was 5.24:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Agreement and the Indentures. The fact that we do not meet some of these ratios does not result in any default under the Credit Agreement or the Indentures.
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

Twelve Months Ended
(in millions)	April 4, 2014
Net loss	$(183)
Interest expense, net	464
Income tax expense	46
Depreciation and amortization expense(1)	257
Non-cash share-based compensation expense (2)	53
Loss on extinguishment or modification of long-term debt (3)	254
Reorganization of business and other (4)	37
Cost savings (5)	14
Other terms (6)	7
Adjusted EBITDA	$949

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(2)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt.

(4)	Reflects items related to our reorganization of business programs and other charges.

(5)	Reflects costs savings that we expect to achieve from initiatives commenced prior to December 1, 2009 under our reorganization of business programs that are in process or have already been completed.

(6)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans. In addition, we expect to spend approximately $35 million over the course of 2014 and approximately $10 million thereafter in connection with the reorganization plan initiated during 2012 and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of redeployment of existing resources and compliance with local employment laws, and actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of April 4, 2014 of $709 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next twelve months. In addition, our ability to borrow under the 2019 Revolver was $384 million as of April 4, 2014, as reduced by $16 million of outstanding letters of credit. (Refer to Note 4, "Debt," and Note 9, "Reorganization of Business and Other," in the accompanying Condensed Consolidated Financial Statements for additional discussion of the borrowing abilities and reorganization actions described in this section.)
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
As market conditions warrant, or as repurchase obligations under the agreements governing our Credit Facility and Senior Notes may require, we and our major equity holders may from time to time repurchase or redeem debt securities issued by Freescale Inc. through redemptions under the terms of the Indentures, in privately negotiated or open-market transactions, by tender offer or otherwise, or issue new debt in order to refinance or prepay amounts outstanding under the Credit Facility or the existing senior notes or for other permitted purposes. Further, depending on market conditions, the strategy for our capital structure and other factors, we also may issue equity securities from time to time in public or private offerings.  There can be no assurance, however, that any issuance of equity or debt will occur or be successful.

Off-Balance Sheet Arrangements
We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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
In order to reduce the exposure of our financial results to fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets such that any changes in liabilities due to fluctuations in exchange rates are inversely and entirely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in countries in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. (Refer to Note 5, "Risk Management," in our accompanying Condensed Consolidated Financial Statements for further discussion.)
At April 4, 2014, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $104 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at April 4, 2014. Forward contract gains of less than $1 million during the first quarter of 2014 were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 4, 2014
Japanese Yen	$27
Chinese Renminbi	$22
Euro	$16
Malaysian Ringgit	$16
Indian Rupee	$(5)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange financial instruments would hypothetically decrease by $37 million as of April 4, 2014, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the hedging relationship. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At April 4, 2014, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $1 million. These contracts have original maturities of less than 18 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of April 4, 2014:

Buy (Sell)	April 4, 2014	Hedged Exposure
Malaysian Ringgit	$81	Cost of sales
Chinese Renminbi	$81	Cost of sales
	$22	Selling, general and administrative
	$21	Research and development
Japanese Yen	$26	Cost of sales
Euro	$(24)	Net sales
Losses of $1 million during the first quarter of 2014 were recorded in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with these cash flow hedges.
Commodity Price Risk
We use gold swap contracts to hedge our exposure to increases in the price of gold wire used in our manufacturing processes. At April 4, 2014, we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 19,500 ounces. All of these outstanding contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of less than $1 million at April 4, 2014. During the first quarter of 2014, losses of less than $1 million were recorded in cost of sales related to the realized results attributable to these contracts. Based on expected gold purchases for the next twelve months, a 10% increase in the price of gold from the price at April 4, 2014 would increase our cost of sales by $6 million annually, absent our outstanding gold swap contracts, while increasing the fair value of our gold swap contracts by $3 million. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
At April 4, 2014, we had total indebtedness with an outstanding principal amount of $5,822 million, including $3,509 million of variable interest rate debt based on LIBOR. As of April 4, 2014, all of our variable rate debt had LIBOR floors that were above the current LIBOR rates, and therefore, is effectively fixed rate debt while LIBOR rates remain below these LIBOR floors. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $5 million per year, as the rates would remain below the LIBOR floor on the Amended 2020 Term Loan. During 2013, we effectively terminated our interest rate swap agreements by entering into offsetting agreements and as such, a change in LIBOR rates would not affect the cash flows under our interest rate swap arrangements because we have fixed the remaining payment stream under these arrangements. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $4 million, which was estimated based on the yield curve at April 4, 2014. We continue to monitor the interest rate environment and may opportunistically enter into interest rate swap contracts or similar arrangements to hedge a portion of our exposure to interest rate risk at the time we expect LIBOR rates to exceed the LIBOR floors on our variable rate debt.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $35 million of current maturities, was $5,969 million at April 4, 2014, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in LIBOR rates would impact the fair value of our long-term debt by $82 million.
Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the first quarter of 2014. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of April 4, 2014, we believe that our exposure to counterparty risk is immaterial.
Item 4: Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1: Legal Proceedings
Refer to Part I, Item 3: "Legal Proceedings" of our Annual Report for further information.
Item 1A: Risk Factors
For a description of risk factors affecting our business and results of operations, please refer to Part I, Item 1A: "Risk Factors" of our Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3: Defaults Upon Senior Securities
(a) Not applicable.
(b) Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
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
Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale GP, the general partner of our largest shareholder, Freescale LP (which owns approximately 65% of the Company's outstanding shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2. We note that Blackstone's most recent Annual Report on Form 10-K reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company, in connection with Travelport's activities during the fourth fiscal quarter of 2014.
“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”
No information was provided with respect to the gross revenues and net profits attributable to Travelport or Blackstone regarding Travelport's activities described above.  Travelport is a portfolio company of Blackstone and may be deemed to be an affiliate of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, Travelport, through Blackstone's ownership of Freescale GP and Freescale LP, could potentially be deemed to be an affiliate of ours. Other than as described above, we have no knowledge of the activities of Travelport with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosure described above.

Item 6:    Exhibits:

Exhibit No.	Exhibit Title
10.1
Replacement Revolving Credit Facility Amendment and Incremental Amendment dated as of February 10, 2014, to the Third Amended and Restated Credit Agreement dated as of March 1, 2013, among Freescale Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on February 18, 2014).

10.2
Loan Modification Agreement and Refinancing Term Loan Agreement, dated as of March 4, 2014, to the Third Amended and Restated Credit Agreement dated as of March 1, 2013 (as amended, restated, supplemented or otherwise modified from time to time), among Freescale Semiconductor, Inc., Freescale Semiconductor Holdings V, Inc., Freescale Semiconductor Holdings IV, Ltd., Freescale Semiconductor Holdings III, Ltd., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 5, 2014).

10.3+
Freescale Semiconductor, Ltd. Share Ownership Guidelines (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 5, 2014).

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

FREESCALE SEMICONDUCTOR, LTD.
Dated:	April 25, 2014	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer