Form 10-K
period 2014-12-31
Freescale Semiconductor, Ltd.
filed 2015-02-06
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant was approximately $2,559 million as of July 3, 2014 (the last business day of the most recently completed second fiscal quarter based on the closing price as quoted on the New York Stock Exchange on that date). As of February 2, 2015 there were 306,338,331 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “2015 Proxy Statement”) for the 2015 Annual General Meeting of Shareholders to be filed on or before April 30, 2015.

PART I
Freescale Semiconductor Ltd. and its wholly-owned subsidiaries are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires. Freescale, Coldfire, Kinetis, MagniV, PowerQUICC, QorIQ, QorIQ Qonverge, Qorivva, StarCore, VortiQa and Vybrid are our trademarks and copyrights. Other names used in this Annual Report on Form 10-K are for informational purposes only and may be trademarks of their respective owners. We were incorporated in Bermuda on November 9, 2006.
Item 1: Business
Overview
We are a global leader in microcontrollers and digital networking processors, commonly referred to as embedded processors. Embedded processors are the backbone of electronic systems, providing essential control, intelligence and security, while enhancing performance and power efficiency. We combine our embedded processors with our complementary analog, sensor and radio frequency (RF) devices, as well as a full suite of software and design tools, to provide highly integrated embedded processing solutions that streamline customer development efforts, lower their costs and shorten their time to market.
A number of trends are driving growth in our end markets, including advances in automotive safety and electronics, the expansion of cloud computing, the proliferation of low-power, energy-efficient control devices, the build-out of next generation communications infrastructure, and the Internet of Things ("IoT"), an emerging network of smart devices designed to help make our lives safer and more productive. Our product and strategic focus is to serve the need for increased connectivity and enhanced intelligence critical to fast growing semiconductor applications while keeping the connection secure. Our business is organized around five principal product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog & Sensors, and RF. We provide our customers secure embedded processing solutions along with complementary devices for the automotive, networking, industrial and consumer end markets.
We have a heritage of innovation and product leadership spanning more than 50 years that has resulted in an extensive intellectual property portfolio. We leverage our intellectual property portfolio, deep customer relationships built over many years of close collaboration, extensive suite of software and design tools and technical expertise to introduce innovative new products and platform-level solutions for our target markets. We believe our ability to leverage our intellectual property across product lines and target markets enables us to be early to market with many of our products. As a result, we have established leadership positions in many of our core markets. In 2014, we derived over 80% of our net sales from products where we held the #1 or #2 market positions. For the year ended December 31, 2014, our revenues were $4.6 billion, compared to $4.2 billion for the year ended December 31, 2013.
Our Industry
Semiconductor Market Overview
Semiconductors perform a broad variety of functions within electronic products and systems, including processing data, sensing, storing information and converting or controlling electronic signals. Semiconductors vary significantly depending upon the specific function or application of the end product in which the semiconductor is used and the customer who is deploying it. Semiconductors also vary on a number of technical characteristics including the degree of integration, level of customization, programmability and the process technology utilized to manufacture the semiconductor. Advances in semiconductor technology have increased the functionality and performance of semiconductors, improving their features and power consumption characteristics while reducing their size and cost. These advances have resulted in growth of semiconductors and electronic content across a diverse array of products.
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
The proliferation of embedded processing solutions is being driven in part by IoT applications and the need for increased secure connectivity, superior performance, power efficiency, lower cost and faster time to market. Advances in semiconductor design have resulted in smaller and more energy-efficient embedded processors and solutions that enable design engineers to increase system intelligence and security across a broad and increasing variety of products. Embedded processors are well-suited to meet the demands of these products as they provide an efficient combination of processing capabilities per unit of energy consumed. Embedded processing solutions enable our customers to offer products with higher performance at competitive costs.
Our Target Markets
Our product groups are focused on four primary markets that we believe are characterized by long-term, attractive growth opportunities and where we enjoy sustained, competitive differentiation through our technology leadership.

	Automotive	Networking	Industrial	Consumer
Key Applications	Driver information systems Safety & chassis Vehicle automation Powertrain & engine management Body & security Radar & vision systems Vehicle networking	Cloud computing & data centers Wired & wireless service-provider infrastructure Enterprise network & security Residential networking & consumer data storage	Building & factory automation Motor control robotics Portable medical devices Consumer appliances & home energy control Smart grid & smart energy meters	Smart mobile devices Electronic gaming Phone & game sensors Consumer wearables Human to machine interface

Growth Drivers	Increasing unit sales of automobiles worldwide Vehicle electrification and automation Government requirements & consumer demands for increased safety, reliability, comfort and efficiency	Rapid growth of smart mobile devices, mobile data Increasing demand for bandwidth, cloud computing IoT Efficient secure digital content creation, distribution and consumption	Increasing secure connectivity Energy efficiency Predictive maintenance automation IoT	Efficient secure digital content creation, distribution & consumption Rapid growth of smart mobile devices Gaming IoT
Automotive Market
Growth in semiconductor sales to the global automotive market relies on global economic trends and growth in semiconductor content per vehicle which is being driven by the proliferation of electronic features throughout the vehicle. Among the highest growth applications are advanced driver assistance systems (ADAS), infotainment (information, convenience and connectivity) and electrified powertrain (hybrid and electric vehicles). Due to the high degree of regulatory scrutiny and safety requirements, the automotive semiconductor market is characterized by stringent qualification processes, zero defect quality processes, functionally safe design architecture, high reliability, extensive design-in timeframes and long product life cycles which results in significant barriers to entry.
Semiconductor content per vehicle continues to increase due to government regulation of safety and emissions, standardization of higher-end options across a greater number of vehicle classes as well as consumer demand for greater fuel efficiency, advanced safety and multimedia applications. Automotive safety features are evolving from passive safety systems to active safety systems with ADAS such as radar and vision systems. Regulatory actions and consumer demand in the developed markets and China drive the increase in applications such as ADAS, electronic stability control and tire pressure monitoring. Semiconductor content is also increasing in engine management and fuel economy applications, comfort and convenience systems and user interface applications. In addition, the use of networking in automotive applications continues to increase as various subsystems communicate within the automobile and with external devices and networks. Data integrity and security hardware features for safeguarding memory, communication and system data are also increasing in importance.
Networking Market
Growth in the networking market is driven by strong demand for digital content, ubiquitous access, security, increased enterprise adoption of advanced video communications and the trend towards an increasingly global and mobile workforce. These factors have driven greater adoption of both mobile and fixed Internet services and smart devices, cloud computing environments, Internet Protocol television and online gaming. With the trend toward increasingly media-rich applications such as video sharing sites, social networks, high definition (HD) movie downloads, video conferencing, wireless connectivity and enterprise access, Internet traffic is increasing continuously. We expect growth in network traffic to continue, particularly as more people and devices are being connected with trends like IoT, Internet delivery of video to television and mobile devices and as cost-effective, HD interactive video communications proliferate.
The growth in data traffic is resulting in service providers, enterprises and consumers demanding an increase in the amount of wireless infrastructure, networking and electronic equipment. Providers of wireless infrastructure, networking and storage equipment are introducing new technologies and products with enhanced performance and functionality while reducing design and manufacturing costs. For example, in the wireless infrastructure market, equipment manufacturers are currently supplying carriers with wireless infrastructure equipment based on Long Term Evolution for cellular, or LTE, a specification generally being marketed as “4G” that provides downlink peak rates of at least 100 Mbps and uplink peak rates of at least 50 Mbps, substantially faster than previous 3G networks. These transitions highlight the need for networking semiconductor providers to deliver higher performance, higher reliability, lower  power multicore products along with enabling software, tools and reference designs to accommodate the increase in network usage. Additionally, the rise in business models, such as IT-as-a-Service, rapidly changing software applications and massive scale data centers, drive the need for more networking equipment flexibility and scalability. This increased flexibility and scalability can be more cost effectively achieved through the adoption of technologies such as Software Defined Networking (SDN) and Network Function Virtualization (NFV).
Industrial Market
The industrial market is comprised of a wide variety of diverse submarkets such as IoT connectivity, portable medical devices, home and building automation, smart energy, smart meters, robotics and consumer white goods. Secure IoT connectivity allows a device, such as a sensor or a meter, to capture an event and turn it into meaningful information or action. For example, in a commercial environment a wirelessly connected device can read a low inventory level and communicate that an item needs restocking or it can sense motor vibration that automatically sends a message that a device needs maintenance. The market for medical imaging, diagnostics, therapy and portable remote monitoring equipment is expected to benefit from aging populations in developed economies and the need for portability in emerging markets, which creates demand for precision analog, connectivity and ultra low-power components. In the white goods market, consumer appliances require more sophisticated electronic control systems to reduce resource consumption, such as electricity, water and gas, and to provide a richer user interface through connectivity to other devices and touch or motion controls. The demand for energy efficiency, including the increased adoption of electronic utility metering, also commonly known as smart meters, is driving increased semiconductor demand. These smart meters incorporate semiconductors to enable precision measurement and connectivity with the power grid and home networks. Security and tamper-detection capabilities are also becoming essential features of these IoT solutions.
Consumer Market
Growth in the consumer market is driven by the demand for an assortment of rich media content that is consumed on a variety of mobile devices, gaming equipment and consumer wearables, such as cameras and fitness devices. Microcontrollers address the needs of these consumer devices as they continue to get smaller, more networked and more power efficient. In addition, the application of sensors in consumer devices such as smart watches, fitness bands and sports gear has expanded in support of an increasing demand for active lifestyles. In the gaming market, sensors, microcontrollers and analog devices are enabling new and innovative experiences through controllers that sense and communicate the player's movements and commands at low energy consumption while increasing accuracy. To address and further stimulate consumer demand, electronics manufacturers have continued to drive advances in the security, performance, cost, quality and power consumption of their products and are continuously implementing advanced semiconductor technologies in new generations of electronic devices including application processors, power management and sensors.
Our Competitive Strengths
We possess a number of competitive strengths that we believe allow us to capitalize on growth opportunities in the semiconductor industry including the following:
Global leadership in embedded processing. We have one of the most comprehensive embedded processing portfolios in the industry. We historically have maintained leading global market positions in overall embedded processors and certain complementary devices, including communications processors, automotive MCUs and RF power devices for mobile wireless infrastructure. We have the ability to offer a full suite of embedded processors that range from 8-bit to 64-bit and leverage a mixture of open processor and proprietary architectures including ARM® and Power Architecture® technologies, with a variety of integrated features. We believe that our scale and breadth of products allow us to better serve our customers and maintain the appropriate investment level to continue introducing new products.
Security and integrity solutions. Since introducing security acceleration features in our communication processors 15 years ago, we have been protecting data transmission and storage without sacrificing system performance. Networking has some of the semiconductor industry’s most stringent and complex security needs, and we are leveraging our networking security expertise to develop secure, embedded processing solutions for automotive, industrial and consumer IoT applications.
Strong system-level technology and applications expertise. We have deep system-level applications expertise as a result of our long standing customer relationships. Our design tools, reference designs and software and platform solutions allow our customers to efficiently adopt and integrate our products. We believe our unique system-level technology and applications expertise enhance our ability to anticipate industry trends and customer needs. This knowledge enables us to collaborate with our customers during each phase of their product development process, allowing us to be early to market with new, innovative products.
Extensive intellectual property portfolio. We are a technology leader in our industry with a strong track record of innovation dating back more than 50 years. We believe that our $846 million investment in research and development in 2014, which represented 18% of our net sales for the year, positions us to continue to grow our business over the long-term. We have a research and development staff of approximately 5,300 employees focusing on embedded processing, system-level solutions and software solutions. We have an extensive intellectual property portfolio that includes over 6,500 patent families covering key technologies used in products within our target markets. A patent family includes all of the equivalent patents and patent applications that protect the same invention across different geographical regions. By leveraging our extensive patent portfolio and intellectual property and continuing to invest in research and development, we are able to efficiently deliver market leading products.
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
Efficient operating model with lean manufacturing base. Our variable and efficient operating model enabled by our lean manufacturing base allows us to operate with greater flexibility and at a competitive cost. We maintain our internal manufacturing capacity to produce the majority of our products that require our differentiated and specialty process technologies and exclusively utilize third party foundry partners for process nodes below 90-nanometers. This enables us to maximize our responsiveness to customer demand and to reduce our investments in manufacturing capacity and process technology.
Experienced and focused senior leadership team. Our president and CEO, Gregg Lowe, has 30 years of experience in the semiconductor industry and has assembled an experienced executive management team. He has focused the Company on growing revenue to gain market share and increasing our gross and operating margins to improve profitability. This strategy includes targeted research and development investment on our core product groups and expanded sales coverage in emerging markets, particularly in China, while efficiently managing costs and expenses.
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
Increase our net sales from distribution. Distributors provide us with an effective means of reaching a broader and more globally diversified customer base, particularly in emerging markets. Our distribution partners give us access to a significant number of potential customers. In 2014, we consolidated this network to increase long-term sales growth through increased sales into distribution. We provide training to our distribution partners’ field application and sales engineers to provide coverage and support for our products to those distribution partners. We are making more of our products “distribution-ready” by focusing a portion of our research and development investment on products that are specifically tailored toward the distribution channel, such as our Kinetis, QorIQ and Layerscape lines of embedded processors, which incorporate ARM and Power Architecture technologies. Distribution sales to customers serviced exclusively through the distribution channel were approximately 27%, 25% and 23% of our total net sales for the three years ended December 31, 2014, 2013 and 2012, respectively.
Leverage our presence in Asia to drive growth. We believe that we are well positioned to significantly grow in Asian markets given our history in the region. We have established experienced, significant design resources and infrastructure in multiple Asian markets. Additionally, we have opened new sales offices in China over the course of the last two years and have increased resources in multiple markets, including China, Taiwan and Korea, to drive growth in our business. Our expansion across China has contributed to both increased revenue and demand creation across the region and we believe we have sufficient regional resources to continue this momentum.
Drive market share growth through innovative and highly differentiated solutions. We leverage our significant research and development investment, broad and deep customer relationships, intellectual property, system-level expertise and complementary product portfolio across our target markets. This allows us to increase the rate of introduction of products and solutions in these markets. For example, our 32-bit Kinetis MCU products offer exceptional low-power performance and mixed signal and memory scalability; our QorIQ Qonverge platform of scalable, multimode wireless basestation processors, offer advantages in processing speed and power consumption in the networking market; our Layerscape architecture, the industry’s first software-aware, core-agnostic networking multicore architecture, delivers greater efficiency and scale, and leverages our communications processors based on Power Architecture and ARM instruction set architectures; our highly integrated microcontrollers for automotive radar and camera systems enable the trend towards automated driving; our system basis chip products provide unique functional safety capability to enable safe systems for automotive and industrial applications; and our sensor fusion portfolio that includes accelerometers, gyros and pressure sensors programmed with software helps to track motions and enhance human to machine interaction. We intend to continue to leverage our research and development, including our software capabilities, to deliver innovative products and solutions.
Expand gross and operating margins and free cash flow. We continue to execute a plan for margin improvement which encompasses cost reduction, efficiency improvement via increased manufacturing yields, asset utilization, test time reductions, greater pricing efficiency and conversion from gold to copper materials in certain of our manufacturing processes. Given our streamlined manufacturing footprint and our strategy to utilize outsourced manufacturing partners for advanced process technology nodes, we expect to continue efficiently managing our capital expenditures. We believe we are well positioned to achieve improvements in margins and cash flow as we execute on our other margin initiatives.
Improve capital structure. In 2014, we reduced our outstanding indebtedness by more than $900 million using the combination of proceeds from the issuance of equity and cash generated from operations. Additionally, we have extended our debt maturity profile so that all of our outstanding indebtedness matures in 2020 and beyond, excluding $35 million of installment payments due annually on our term loans. Subsequent to the end of the fourth quarter of 2014, we announced the redemption of an additional $250 million of senior notes to occur in February 2015. The combined impact of these transactions will reduce our cash interest expense annually by approximately $115 million based on current interest rates. Over the course of the last two years and inclusive of the redemption in the first quarter of 2015, we have reduced our annualized cash interest expense by approximately $190 million and have reduced our weighted average interest rate from 7.4% at December 31, 2012 to 5.3% at December 31, 2014 on a pro forma basis.
Products and Applications
Our key products are embedded processors, which include MCUs, single and multicore MPUs, DSCs, applications processors and wireless-infrastructure processors. We also offer customers a broad portfolio of differentiated semiconductor products that complement our embedded processors, including RF, power management, motor drivers, high voltage actuators, analog, mixed-signal devices and precision sensors. A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and open architecture software to offer highly integrated and secure solutions that are increasingly sought by our customers to simplify their development efforts and shorten their time to market. We have over 1,000 software engineers who work in conjunction with our partners to develop robust design ecosystems for our solutions. These solutions can take various forms including devices which encompass a high level of integration within a single piece of silicon, the combination of several semiconductor devices into a single package or the highly integrated combination of multiple semiconductor devices and software into a subsystem.
Microcontrollers
We have been a provider of MCU solutions for more than 35 years. MCUs integrate all the major components of a computing system onto a single semiconductor device. Typically, this includes a programmable processor core, memory, interface circuitry and other components. MCUs provide the digital logic, or intelligence, for electronic applications, controlling electronic equipment or analyzing sensor inputs. We are a trusted, long-term supplier of MCUs to many of our customers, especially in the automotive and industrial markets. Our products provide the intelligence for many systems, ranging from engine management systems that reduce emissions, improve fuel efficiency and enhance driver performance to consumer appliance control systems that utilize resources such as water and energy more efficiently while increasing cleaning capability. Our portfolio is highly scalable, and coupled with our extensive software and design tools, enables our customers to design-in our products and use our MCUs in the same software environment as their systems change over time, become more complex and demand greater processing capabilities.
Our MCU product portfolio ranges from 8-bit products to higher performance 16-bit and 32-bit products with on-board flash memory. In the automotive market, our Qorivva product line, based on Power Architecture technology, is one of the industry’s most powerful MCU developed utilizing 55-nanometer process technology. In the industrial market, we launched our 32-bit Kinetis and Vybrid products for the industrial market and many multi-media applications. We introduced the Kinetis family of 90-nanometer 32-bit MCUs based on the new ARM Cortex®-M0+ and M4 processors for the industrial and consumer markets to complement our existing Coldfire solutions. The Kinetis family is one of the most scalable portfolios of MCUs in the industry, featuring hardware and software compatible MCU families that offer exceptional low-power performance, security, mixed signal and memory scalability. Our 16-bit DSCs are primarily used in the consumer appliance market where they manage motor control and enable quieter and more energy-efficient consumer appliances. Additionally, our highly integrated, mixed signal MagniV product line, enables further system level integration for a wide range of automotive applications, such as window lifts, wipers, instrument clusters and fuel pumps.
Wireless Connectivity
Our wireless connectivity products provide low-power wireless communications functionality for the industrial and consumer markets, focused on devices and applications that utilize a low data rate and require long battery life and secure networking. Our wireless products utilize and support multiple standards and frequencies, including the IEEE standard 802.15.4, which is also the basis for the ZigBee® wireless specification and sub-1 GHz solutions. We offer or integrate this technology with our embedded processors in solutions for medical devices, smart meters and smart energy, consumer appliances, RF remote controls and home automation.
Applications Processors
Applications processors consist of a computing core with embedded memory and special purpose hardware and software for secure multimedia applications such as graphics and video. Our products focus on mobile and home consumer devices, automotive driver information systems and industrial applications that require processing and multimedia capabilities. We provide highly integrated ARM-based i.MX application processors with integrated audio, video and graphics capability that are optimized for low-power and high-performance applications. Our i.MX family of processors is designed in conjunction with a broad suite of additional products including power management solutions, audio codecs, touch sensors and accelerometers to provide full systems solutions across a wide range of operating systems and applications. Our i.MX 6 family of applications processors integrates one, two or four ARM Cortex-A9 cores running up to 1.2 GHz and includes five devices: the single-core i.MX 6Solo and i.MX 6SoloLite, dual-core i.MX 6Dual and i.MX 6DualLite, and quad-core i.MX 6Quad processors. Together, these products provide a family of applications processors featuring software, power and pin compatibility across single, dual and quad core implementations. Software support includes Linux and Android implementations.
Communications Processors
Communications processors are programmable semiconductors that perform tasks related to control and management of digital data, as well as network interfaces. They are designed to handle tasks related to data transmission between nodes within a network, the manipulation of that data upon arrival at its destination and protocol conversion. Our product portfolio includes 32-bit and 64-bit offerings ranging from a single core to 28- and 45-nanometer multicore QorIQ communications processors. For more than 25 years, our communication processors have powered communication networks around the world. Our multicore QorIQ platforms use one or more high-performance 32-bit or 64-bit cores integrated with specific network accelerators, and support a wide range of networking equipment for cloud, enterprise, service provider and residential use. They are also used in various high-performance, general-purpose applications, including enterprise, industrial, military and aerospace systems. Our newest QorIQ product family, the Layerscape architecture (utilizing ARM and Power Architecture microprocessor cores), delivers greater efficiency and scale and targets both conventional network systems as well as newer virtualized networking designs.
A key component to our solutions utilizing communications processors is our ability to offer optimized silicon software that decreases the customer’s burden of semiconductor integration into complex systems and allows customization of our products for individual applications. Our historical software acquisitions have provided the foundation for the VortiQa software suite. We continue to invest in the tools, applications and partnerships to create a suite of products built around standard platforms with the flexibility to be configured for specific vertical solutions. These resources are intended to allow us to create simpler, more integrated embedded software development environments to help our customers manage the growing complexity of multicore processors and the tools required to assimilate them into their end products.
Digital Signal Controllers
DSCs are a hybrid that combines the functionality of MCUs and the processing power of DSPs, often with an added set of peripherals. Our DSC families offer optimized solutions for digital power conversion, motor control and many other applications across consumer, industrial and healthcare markets requiring high speed and high resolution capability.
Wireless-Infrastructure Processors
Wireless-infrastructure processors combine communication processors with digital signal processors (DSPs) and specific wireless acceleration technology. DSPs are MPUs that can perform advanced calculations very rapidly on a real-time basis and excel at baseband modem processing. Our portfolio of secure wireless-infrastructure processors targets small cells and macro base stations. These products perform baseband processing and support multiple cellular-network air-interfaces such as LTE-Advanced, TD-LTE, LTE, HSPA+, TD-SCDMA, and CDMA2000K. Used by leading wireless infrastructure original equipment manufacturers (OEMs) worldwide, our broad portfolio of wireless-infrastructure and communications processors satisfy wireless infrastructure requirements.

Analog and Mixed-Signal Products
Our analog and mixed-signal products enable embedded systems with more reliable performance for bridging real world signals to the digital intelligence of embedded processors. Our portfolio features a variety of differentiated products for driving actuators (such as in motors, valves, and lights), switching large currents, regulating power to electronic components in a system, charging and cell balancing batteries, providing power efficient functional safety (self monitoring and redundant failsafe backup) for safety critical applications, and providing precision sense and control interfaces for complex analog systems. The product portfolio includes an array of system-on-a-chip (SoC) solutions integrating significant amounts of digital processing logic in conjunction with sophisticated analog functionality and power analog outputs for system automation and control. The support of high voltage and high current coupled with low-power and high accuracy measurement is a unique value that Freescale brings our customers. An example of how our analog and mixed-signal semiconductors play a differentiating role in key applications includes the highly efficient and safe battery management for hybrid and all-electric vehicles. We introduced the first integrated 77 GHz radar products which enable the convergence of active and passive safety systems in automobiles. Our system basis chip family of processors combines comprehensive functional safety features with efficient power management and low spurious emissions communication transceivers to enable highly integrated safe systems for mission critical automotive and industrial applications. Our precision direct fuel injection drivers improve combustion engine performance and efficiency while reducing fuel emissions. These products are sold into all of our markets, frequently as part of our embedded systems solutions bundled with microcontrollers, as well as specialized components.
Sensors
Sensors serve as a primary interface in embedded systems for advanced human interface and contextual awareness that mimic the human “5 senses” interaction with the external environment. We provide several categories of semiconductor-based environmental and inertial sensors, including pressure, inertial, magnetic and gyroscopic sensors that provide orientation detection, gesture recognition, tilt to scroll functionality and position detection in mobile devices and gaming applications. Within automotive, our inertial sensors enable vehicle stability control and airbag crash detection while our pressure sensors are well-positioned for continued growth in tire pressure monitoring, occupancy detection and engine control. Our smart sensor platforms combine inertial sensors and embedded processors with connectivity and power management supported by a reference software toolset for ease of design-in. This level of integration in a small package footprint enables contextual based processing and decision intelligence for IoT big data management.
Radio Frequency Devices
We have an extensive portfolio of high-power RF transistors serving the wireless infrastructure market, which has experienced rapid growth as increased mobile data traffic has led to the build-out of next generation wireless basestations in China and other emerging markets. The wireless infrastructure products utilize our latest Airfast RF portfolio and are designed to increase performance, while decreasing costs. The entire RF power portfolio includes solutions from 1 watt to more than 1 kilowatt. Our low-power portfolio provides a broad mix of RF small signal and low-power products ranging from general purpose transistors, gain blocks and signal control products to feature-rich, low noise transistors and high-performance RF integrated circuits. Beyond this, we are leveraging our leadership in the wireless infrastructure market into adjacent power transistor markets, such as lasers, avionics, mobile radio and military.

The following table exhibits our principal products, as summarized in greater detail above, and provides an indication of the key applications into which they are incorporated.

Principal Products	Key Applications
MCUs (Kinetis (ARM Cortex-M), Qorivva (Power Architecture), and proprietary 8-, 16- and 32-bit MCUs and DSCs)
- IoT
- automotive powertrain & engine management
- automotive body & security
- automotive safety & chassis
- automotive radar, vision & advanced driver assistance
- automotive driver information systems
- vehicle networking
- building & factory automation
- smart grid & smart energy appliances
- portable medical devices
- human-machine interface
- consumer appliances & home energy control
- smart mobile devices
- electronic gaming
- phone & game sensors
- wired & wireless infrastructure (base stations)
- enterprise network & security
- wireless small cell base stations
- cloud computing & data centers
- industrial transportation & aerospace
- point of sale equipment

Communications processors (Layerscape, QorIQ, PowerQUICC single and multicore 32- and 64-bit processors built on Power Architecture, StarCore, and ARM technologies)

RF Devices (next generation Airfast power transistors, power transistors, transistors, receivers, tuners)

Applications processors (i.MX and Vybrid 32-bit single and multicore processors built on ARM architecture)

Analog and mixed-signal products (system basis chips, auto engine control, stability and braking solutions, battery management, power management & motor control devices, CAN/LIN interface solutions, radar solutions and signal conditioners)

Sensors (inertial, pressure, proximity, touch, magnetic)

Wireless-infrastructure processors (processors for small cell and macro base stations, including our QorIQ Qonverge products)

Wireless connectivity (IEEE 802.15.4 / ZigBee low-power, sub-1 GHz wireless)

Sales and Marketing
We sell our products directly to OEMs, distributors, original design manufacturers and contract manufacturers. Our global direct sales force is predominantly organized by customer end markets in order to bring dedicated expertise, knowledge and response to our customers. As of December 31, 2014, we had 51 sales offices located in 20 countries that align us with the development efforts of our customers and enable us to respond directly to customer requirements. We also maintain a network of distributors that we believe has the global infrastructure and logistics capabilities to serve a wide and diversified customer base for our products. Our distribution sales network provides an opportunity for us to offer our products and services to a wider array of customers. In 2014, we consolidated this network to increase long-term sales growth through increased sales into distribution. The distribution sales network has significantly expanded the number of resources dedicated to Freescale products. Distribution sales to customers serviced exclusively through the distribution channel were approximately 27%, 25% and 23% of our total net sales for the three years ended December 31, 2014, 2013 and 2012, respectively. The growth in sales into distribution has contributed to the gross margin expansion during 2014. As a result of the consolidation of our global distribution sales network in early 2014, Avnet, Inc. and Arrow Electronics, Inc. each exceeded 10% of our total net sales in 2014. Over the past two years, we have shifted sales resources to align with industry growth in Asian markets, opening new sales offices in China, and increasing resources in Korea and Taiwan. We believe this strategy will allow us to continue to provide for future growth in these markets. In addition, we have increased our participation in online communities which is helping to support sales growth in both China and in distribution.
For each of the last three years, greater than 80% of our products were sold into countries other than the United States. Our net product sales into the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 54%, 23%, 17% and 6%, respectively, of our net sales in 2014.
Our largest customer, Continental Automotive, represented 14%, 15% and 15% of our total net sales in 2014, 2013 and 2012, respectively.

Research and Development
Our research and development activities are comprised of both product and technology development. Our technology development programs, including software, packaging and process technology, support our product design engineering efforts. With regard to the design function, development of our key intellectual property, combined with third party intellectual property, form the basic building blocks that are integrated together in the form of a SoC which defines our product attributes. Package technology development is focused on meeting performance requirements in the extreme environmental conditions of the automotive market, achieving the high-performance requirements of the networking market and the high-power requirements of the RF market and the affordability required to compete in the consumer market. Specialty process technologies are also designed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), smart power, RF and mixed-signal technologies. We believe that this approach allows us to apply our investments in design and packaging and process technologies across a broad portfolio of products. We have a research and development staff of approximately 5,300 employees focusing on embedded processing, system-level solutions engineering and software solutions, inclusive of over 1,000 software engineers who work with our partners to develop robust design ecosystems for our solutions. Our research and development locations include facilities in Brazil, Canada, China, Czech Republic, France, Germany, India, Israel, Malaysia, Mexico, Romania, Russia, United Kingdom and the United States.
Research and development expense was $846 million, $755 million and $742 million for 2014, 2013 and 2012, respectively and represented 18% of net sales in 2014. In 2015, we anticipate managing overall research and development spending levels near this rate as we invest in solutions that drive growth in our target markets.
Manufacturing
We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. This is intended to scale our supply chain capability as well as allow us to efficiently manage both our supply competitiveness and factory utilization in order to maximize cash flow and minimize the risk associated with changing market conditions. Our internal manufacturing capabilities scale to 200-millimeter wafers and down to 90-nanometer technologies. Due to the increasing costs associated with the development and production of advanced technologies, we outsource the manufacturing of all of our technologies below 90-nanometers. In addition, we have relationships with several wafer foundries and assembly and test subcontractors to provide flexibility and enhance cost effectiveness in meeting our manufacturing needs. The capabilities of our partners span 200-millimeter and 300-millimeter wafer sizes and scale down to 14-nanometer technologies.
Semiconductor manufacturing is comprised of two broad stages: wafer manufacturing, or “front-end,” and assembly and test, or “back-end.” Based on total units produced in 2014, approximately 36% of our front-end manufacturing was outsourced to wafer foundries and approximately 35% of our back-end manufacturing was outsourced to assembly and test subcontractors. Wafer foundry outsourcing will increase as our business requires more asset intensive process technologies and further reductions in geometry.
Our manufacturing operations include our fabrication facilities, assembly and test operations, planning, logistics, quality and technology organizations. We continually evaluate our manufacturing model in order to improve our supply competitiveness, gross margin and cash flows.
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

Location	Representative Products	Technologies Employed
WAFER FABS
Oak Hill, Austin, Texas	Power management devices Sensors Drivers RF laterally diffused metal oxide semiconductor (LDMOS) devices RF transceivers / transistors	200 millimeter wafers CMOS, Bipolar CMOS (BiCMOS), Sensors, LDMOS Power CMOS, HDTMOS, 0.25 micron
Chandler, Arizona	MCUs Power management devices	200 millimeter wafers CMOS, Embedded NVM, Power CMOS, 0.25 micron, 0.50 micron
Austin Technology and Manufacturing Center, Austin, Texas	MPUs MCUs Power management devices	200 millimeter wafers Advanced CMOS, SoC Embedded NVM, Power CMOS, 90-nanometer, 0.18 micron

ASSEMBLY & TEST
Kuala Lumpur, Malaysia	MPUs MCUs Power management devices Analog and mixed-signal devices RF devices Sensors
Tianjin, China	MPUs MCUs Power management devices Analog and mixed-signal devices Baseband processors
Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates, wire and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a “just-in-time" basis, and we believe that they have sufficient supply to meet our current needs. However, we have experienced certain supply chain constraints in the past, and it is possible that we could experience supply chain constraints in the future due to a sudden worldwide surge in demand or supply chain disruption.
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
Like many global companies, we develop, maintain and actively test plans to respond to external developments that may affect our employees, facilities or business operations. Business continuity is very important to us as we strive to ensure reliability of supply to our customers. TS16949 quality standards and our internal quality standards all require a business continuity plan to effectively return critical business functions to normal in the case of an unplanned event, and our operations are certified to all of these standards. We require our major foundries, assembly and test providers and other suppliers to have a business continuity plan as well. However, in the event that our manufacturing capacity, either internal or through contract manufacturers, is disrupted, we could experience difficulty fulfilling customer orders.
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
The majority of the markets in which we compete are mature and include established competitors with substantial experience. Although product life cycles and the degree of complexity varies by end market, our primary competitors generally offer products that have similar breadth, depth and design complexity. Our competitors include Analog Devices Incorporated, Applied Micro Circuits Corporation, Atmel Corporation, Broadcom Corporation, Cavium, Inc., Infineon Technologies AG, Intel Corporation, Marvell Technology Group, Microchip Technology Incorporated, NVIDIA Corporation, NXP Semiconductors N.V., Renesas Electronics Corporation, Spansion Inc., STMicroelectronics and Texas Instruments Incorporated.
Backlog
Our backlog was $1,009 million at December 31, 2014 compared to $1,033 million at December 31, 2013. Orders are placed by customers for delivery for up to twelve months in the future, but for purposes of calculating backlog, only orders expected to be fulfilled during the next 13 weeks are reported. An order is removed from backlog only when the product is shipped, the order is canceled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment and delivery schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. While in certain instances, applicable terms of sale limit a customer's ability to cancel, revise or reschedule orders, historically we rarely enforce such limitations. For these reasons, the amount of backlog as of any particular date is not the sole indicator of future results.
Intellectual Property
We depend significantly on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by other companies. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We have a broad portfolio of over 6,500 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. When and if issued, patents are typically valid for 20 years from the date of filing the application. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.
The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (USTR) annual “Special 301” Report released in April 2014, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress, serious obstacles to protection of intellectual property rights in China still exist, and in India, the report noted that intellectual property protection and enforcement challenges are growing. No other countries in which we have material operations are named in this report to the "Priority Watch List", and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material negative impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.

We generate revenue from licensing or selling our patents and certain technologies to third parties. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts and the sales and financial stability of our licensees; however, the marketplace for intellectual property transactions has been negatively affected by legislative actions and changes in judicial precedence in the U.S. in recent years. In situations where we believe that a third party has infringed on our intellectual property, we enforce our rights through appropriate legal means to the extent that we determine the potential benefits of such actions outweigh any costs involved. The revenue stream associated with intellectual property sales and licensing arrangements is generally high margin and can fluctuate significantly from quarter to quarter. While our intellectual property revenue during 2013 and 2012 significantly exceeded our historical average, we experienced significantly lower levels of intellectual property revenue during 2014 and believe this lower level will persist in future periods.
Environmental Matters
For a discussion of the material effects of compliance with environmental laws, please see the “Environmental Matters” discussion in “Item 3: Legal Proceedings.”
Employees
As of December 31, 2014, we employed approximately 17,300 full-time employees. Our U.S. employees are not represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, higher inventory levels and accelerated erosion of average selling prices. We have historically experienced adverse effects on our results of operations and cash flows during such downturns and may experience such adverse effects in future downturns. We may not be able to effectively respond to future downturns which could have a material negative impact on our business, financial condition and results of operations. Likewise, demand for our products is subject to considerable fluctuation. If we overestimate demand, we may experience underutilized capacity and excess inventory levels, and we may incur additional costs for labor overtime, capital expenditures and logistical complexities.
We make major decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, personnel needs and other resource requirements based on our estimates of future customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. Our results of operations could be adversely impacted if we are unable to adjust our supply chain volume to address market fluctuations, including those caused by the seasonal or cyclical nature of the markets in which we operate. The sale of our products is largely dependent on customers whose industries are subject to seasonal or cyclical trends in the demand for their products. For example, the consumer electronics market is particularly volatile and is subject to seasonality related to the holiday selling season, making demand difficult to forecast. On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. During a market upturn, we may not be able to satisfy unexpected customer demand with internal manufacturing resources, purchase sufficient supplies or components or secure sufficient contract manufacturing capacity to meet increasing product demand, which could harm our reputation, prevent us from taking advantage of opportunities and limit net sales growth. In addition, some parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for design work.
In order to secure components for the production of our products, we may continue to enter into non-cancellable purchase commitments with vendors or make advance payments to suppliers, which could reduce our ability to adjust our inventory or expense levels during periods of declining market demand. Prior commitments of this type have resulted in an excess of parts when demand for our products has decreased. Downturns in the semiconductor industry have in the past caused, and may in the future cause, our customers to drastically reduce the amount of products ordered from us. If demand for our products is less than we expect, we may experience excess and obsolete inventories and be forced to incur additional charges. Because certain of our sales, research and development and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may decrease our gross margin and operating earnings.
We are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations or capital expenditures, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our debt agreements.
We are highly leveraged. As of December 31, 2014, the aggregate outstanding principal amount of our consolidated indebtedness, all of which has been incurred by our indirect subsidiary, Freescale Semiconductor, Inc., a Delaware corporation (“Freescale Inc.”), was approximately $5,595 million, and Freescale Inc. also has an additional $384 million available for borrowing under a revolving credit facility after taking into account $16 million in outstanding letters of credit. Historically, Freescale Inc. has been dependent upon the repatriation of earnings from its foreign operations to service this indebtedness. The repatriation of these funds could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. We are a guarantor of all of this debt. As a result of numerous refinancing transactions since our acquisition by a consortium of private equity funds, referred to as our “Sponsors,” in 2006, our indebtedness currently consists of the senior credit facilities and the senior secured and senior unsecured notes. Freescale Inc. has not defaulted under any of this indebtedness.
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

•	exposing us to the risk of increased interest rates because certain of the borrowings, including borrowings under the senior credit facilities, are at variable rates of interest;

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

At December 31, 2014, our indebtedness included (i) the revolving credit facility with a committed capacity of $400 million and no amounts outstanding thereunder (without giving effect to $16 million in outstanding letters of credit), which will be available through February 1, 2019; (ii) $2,692 million outstanding under a term loan due in 2020; (iii) $790 million outstanding under a term loan due in 2021; (iv) $653 million aggregate principal amount outstanding under senior unsecured notes due in 2020; (v) $500 million aggregate principal amount outstanding under senior secured notes due in 2021 and (vi) $960 million aggregate principal amount outstanding under senior secured notes due in 2022.
The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.
Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers, excluding distributors, accounted for approximately 40%, 38% and 39% of our net sales in 2014, 2013 and

2012, respectively. Continental Automotive represented 14%, 15% and 15% of our total net sales in 2014, 2013 and 2012, respectively. As a result of the consolidation of our global distribution sales network in early 2014, Avnet, Inc. and Arrow Electronics, Inc. each represented more than 10% of our total net sales in 2014. Individually, neither distributor comprised more than 10% of our net sales in either 2013 or 2012. The loss of, or a reduction in demand from, one or more of these customers or distributors, either as a result of industry conditions or specific events relating to a particular customer or distributor, could have a material negative impact on our net sales.
We have a history of losses. If net sales do not grow and operational costs increase, we may be unable to achieve or maintain profitability.
We have high interest expense and have historically recorded high amortization expense, and as a result, we have previously incurred net and operating losses. We may not succeed in maintaining profitability on an annual basis and could incur quarterly or annual losses in future periods. In addition, we expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased net sales to achieve or maintain profitability. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses.
Our gross margin is dependent on a number of factors, including our level of factory utilization and product mix.
Semiconductor manufacturing requires extensive capital investment, leading to high fixed costs, including depreciation expense. Notwithstanding our utilization of third-party contract manufacturers, a majority of our production requirements are met by our own manufacturing facilities. If we are unable to maximize the utilization of our manufacturing facilities, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margin. In the past, we have experienced periods where our gross margin declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices, and procurement and production inefficiencies. Market conditions in the future may adversely affect our utilization rates and consequently our future gross margin, and this, in turn, could have a material negative impact on our business, financial condition and results of operations. In addition, increased competition, the existence of product alternatives, a lack of success of our new product introductions, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower net sales and lower gross margin for us in the future.
Our gross margin is also affected by the mix of our products along with our product group revenues. A change in mix toward lower margin devices could have a material negative impact on our business, financial condition and results of operations.
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
We compete in our different product lines primarily on the basis of technology offered, product features, quality and availability of service, time-to-market, product quality, reputation and price. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. Technologies, standards or manufacturing processes may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers are major factors in determining our competitiveness in our target markets. If we are unable to keep pace with technology changes or successfully develop new products, our market share or net sales could decrease and our business would be adversely affected. In addition, we could lose market share to new entrants that adapt more quickly to technological changes.
We outsource a portion of our manufacturing activities to third-party contract manufacturers. If our production or manufacturing capacity at one of these third-party facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.
We continue to expand our outsourcing arrangements for the manufacture, test and assembly of certain products and components. Based on total units produced in 2014, we outsourced approximately 36% of our wafer fabrication and approximately 35% of our assembly and test to third-party contract manufacturers. Our outsourced wafer fabrication is consolidated with a limited number of suppliers. If production or manufacturing capacity is delayed, reduced or eliminated at one or more of these facilities, the overall manufacturing process could be disrupted, we could have difficulties or delays in fulfilling our customer orders, and our net sales could decline, especially for certain advanced technologies that we are not capable of manufacturing internally. In addition, if a third-party contract manufacturer fails to deliver quality products and components on time and at reasonable prices, we could face these same challenges. As a result, our business, financial condition and results of operations could be adversely affected. Because we outsource the manufacturing of all our products with technologies below 90-nanometers, we rely on third-party contract manufacturers to produce our most technologically advanced products.
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
In addition, purchasing rather than manufacturing these products may adversely affect our gross margin if the purchase costs of these products become higher than our own manufacturing costs would have been. Our internal manufacturing costs include depreciation and other fixed costs, while prices for products outsourced are based on market conditions. Prices for foundry products also vary depending on capacity utilization rates at our suppliers, quantities demanded, product technology and geometry. Furthermore, these outsourcing costs can vary materially from quarter-to-quarter and, in cases of industry shortages, can increase drastically, negatively impacting our gross margin.
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
Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	worldwide automotive production levels along with semiconductor content per vehicle;

•	capital spending levels of our networking customers and continuing proliferation of long term evolution, or LTE;

•	consumer spending;

•	rate of adoption of new or alternative technologies;

•	changes in consumer preferences;

•	changes in regulation of products and services provided; and

•	general economic conditions.
The rate, or extent to which, the industries we serve will grow, if at all, is not guaranteed. In addition, there can be no assurance that particular products within these industries will experience the growth in demand that we expect. The industries we serve could experience slower growth or a decline in demand, which could have a material negative impact on our business, financial condition and results of operations.

The semiconductor industry is characterized by drastic price erosion.
Competition in our core product markets could lead to price erosion, lower net sales growth rates and lower margin in the future. We believe that new products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell or if our new products do not achieve adequate profitability, we could experience a material negative impact on our business, financial condition and results of operations. Furthermore, actual growth rates may be less than projected industry growth rates, resulting in spending on process and product development well ahead of market requirements, which could also have a material negative impact on our business, financial condition and results of operations.
In addition, the specific products in which our semiconductors are incorporated may not be successful or may experience price erosion or other competitive factors that affect the prices manufacturers are willing to pay us. One of the results of the rapid innovation that is exhibited by the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. In order to profitably supply these products, we must reduce our production costs in line with the lower market prices we can expect to receive per unit. Usually, this must be accomplished through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margin, we will not be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons, and as a result may incur losses on such products.
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
Our cash interest expense for the years ended December 31, 2014, 2013 and 2012 was $337 million, $471 million and $500 million, respectively. In addition, Freescale Inc. is also required to repay a portion of the term loans in quarterly installments in aggregate annual amounts of 1% of the initial loan balances, or approximately $35 million annually. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, holders of our debt could declare all outstanding principal and interest due and payable and, in the case of our secured debt, foreclose against the assets securing the debt, and we could be forced into bankruptcy or liquidation.
Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness at unfavorable terms. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.
We have in the past refinanced Freescale Inc.’s indebtedness by issuing new indebtedness and amending the terms of Freescale Inc.’s senior credit facilities to take advantage of market opportunities to improve our capital structure by extending the maturities of the indebtedness, reducing the total outstanding principal amount of our indebtedness by repaying debt, lowering cash interest expense and increasing flexibility under existing covenants for business planning purposes. The refinancing activities have not been as a result of any default under those debt agreements. There can be no assurance that Freescale Inc.'s lenders would participate in any future refinancings, agree to any future amendments or certain of Freescale Inc.’s lenders may object to the validity of the terms of any such amendment or refinancing, which may impact the terms and conditions or timing of a refinancing transaction, preclude Freescale Inc. from completing any such transaction or subject Freescale Inc. to significant additional costs.
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
Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to meet any specified ratios on an on-going basis. However, our ability to engage in specified activities is tied to ratios under our debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the indentures and specified indebtedness under the existing senior secured credit facilities ("Credit Facility"), pay dividends, make certain investments and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Facility) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Facility) is no greater than 6.50:1, except as otherwise permitted by the Credit Facility. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing our outstanding notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the fixed charge coverage ratio of 2.00:1, the total leverage ratio of 6.50:1 and the senior secured first lien leverage ratio of 4.00:1, but did not meet the consolidated secured debt ratio of 3.25:1. As of December 31, 2014, Freescale Inc.’s total leverage ratio was 4.52:1, senior secured first lien leverage ratio was 3.88:1, the fixed charge coverage ratio was 3.67:1 and the consolidated secured debt ratio was 4.52:1. Accordingly, we are currently restricted from making certain investments and incurring liens on assets securing indebtedness, except as otherwise permitted by the Credit Facility and the Indentures. The fact that we do not meet these ratios does not result in any default under the Credit Facility or the indentures.
Increases in interest rates could adversely affect our results of operations.
An increase in prevailing interest rates could adversely affect our financial condition. LIBOR (the interest rate index on which our variable rate debt is based) fluctuates on a regular basis. At December 31, 2014, we had approximately $3,482 million aggregate principal amount of variable interest rate indebtedness under the senior credit facilities, which is subject to LIBOR floors. Any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. We have entered into agreements to fix the interest rate on a portion of our variable rate debt beginning in 2016 and continuing through 2018. However, such agreements will not completely protect us from increased interest expense and the counterparties to the agreements may fail to perform. Therefore, if the LIBOR rate exceeds the LIBOR floors on our term loans, our cash interest obligation would increase and could adversely affect our financial condition, results of operations and cash flows. At December 31, 2014, a 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of $5 million per year, excluding any benefit from our interest rate swap agreements which are not effective until 2016, as rates would remain below the 1.25% LIBOR floor on our term loans due in 2021.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition, $384 million is available for borrowing under the revolving credit facility after taking into account $16 million in outstanding letters of credit.
Our industry is highly capital intensive and, if we are unable to obtain the necessary capital, we may not remain competitive.
To remain competitive, we must constantly improve our facilities and process technologies and carry out extensive research and development, all of which requires investment of significant amounts of capital. This risk is magnified by our high level of indebtedness, which requires us to use a significant portion of our cash flow to service our debt and limits our ability to raise additional capital. If we are unable to generate sufficient cash or raise sufficient capital to meet both our debt service and capital investment requirements, or if we are unable to raise capital on favorable terms when needed, our business, financial condition and results of operations could be materially negatively impacted.
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
Our ability to meet customer demands also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical resources, such as silicon wafers, specialized chemicals or energy or other general supplier disruptions. We have experienced shortages in the past that have adversely affected our operations and we may encounter these problems in the future. In addition, a number of our supplies are obtained from a single source. A reduction or interruption in supplies or a large increase in the price of one or more supplies could have a material negative impact on our business, financial condition and results of operations.
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

•
increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others;

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
A majority of our products are manufactured in Asia, primarily in China, Malaysia, Taiwan and Korea. Any of the factors set forth above impacting these countries, or any other conflict or uncertainty in these countries, including due to political unrest, public health or safety concerns or natural disasters, could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.
We rely on manufacturing capacity located in areas that have been impacted by natural disasters, which could affect the availability of supplies and services to us and our customers. Certain natural disasters, such as coastal flooding, large earthquakes or volcanic eruptions in those or other areas, may negatively impact our business.
We rely on internal manufacturing capacity, wafer fabrication foundries, logistics providers and other suppliers and sub-contractors in areas around the world which have been impacted by natural disasters. If coastal flooding, a large earthquake, volcanic eruption or other natural disaster were to directly damage, destroy or disrupt one of our manufacturing facilities, or those of our providers, subcontractors or third-party wafer fabrication foundries, it could disrupt our operations, cause temporary loss of capacity, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business, financial condition and results of operations. We may also be forced to move production to another manufacturing facility, which could result in additional production delays and unanticipated costs due to product requalification requirements, required modifications to the new facility to support production or other production challenges resulting from the transition. In addition, a large natural disaster may result in disruptions in our supply chains, including the availability and cost of key raw materials, utilities and equipment and other key services, which could negatively impact our business. Even if we are not directly impacted, such disruptions to our customers could result in decreased demand for our products, which could negatively impact our net sales and margin. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or any disruption in the operations of our logistics providers as a result of fire, natural disaster, unavailability of utilities or otherwise, could have a material negative effect on our business, financial condition and results of operations. The impact of such occurrences depends on the specific geographic circumstances but could be serious, as some of our facilities and our suppliers' facilities are located in geologically unstable locations including China, Malaysia and Taiwan.
For example, our wafer fabrication facility in Sendai, Japan was seriously damaged in 2011 by a 9.0-magnitude earthquake which struck off the coast of Japan near that city. As a result of the significant damage and our previously announced plans to close the facility at the end of 2011, we decided not to reopen the facility following the earthquake. During 2011 and 2012, we incurred asset impairments, inventory charges, employee termination benefits, contract termination and other on-going closure costs associated with earlier than expected closure of our Sendai, Japan facilities.
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
From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights relating to technologies that are important to our business. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers and collaborators), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages (potentially treble damages in the United States, including royalties on sales of our products);

•	cease the manufacture, use or sale of the infringing products or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or may not be available at all;

•	comply with the terms of import restrictions imposed by the International Trade Commission (ITC), or similar administrative or regulatory authority; or

•	forgo the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.
Any of the foregoing could affect our ability to compete or otherwise have a material negative impact on our business, financial condition and results of operations.
We depend heavily on intellectual property rights to protect our technologies and products.
We depend heavily on patents and other intellectual property rights to protect our products and proprietary design and fabrication processes against infringement or misappropriation by others and to ensure that we have the ability to generate royalty and other licensing revenue. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. Protection of our patent portfolio and other intellectual property rights is very important to our operations. We have a broad portfolio of over 6,500 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. We cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may result from our patents. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.
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
Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Further, we may not obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, enforcement of patents and other intellectual property rights may be unavailable or limited in scope. The laws of certain countries in which we manufacture and design our products do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative ("USTR") annual “Special 301” Report released on April 2014, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed. The report indicated that particular problems exist in China and India, among others, with respect to intellectual property rights protection, enforcement or market access for persons relying on intellectual property. The USTR report noted that despite signs of progress serious obstacles to protection of intellectual property rights in China still exist, and in India, the report noted that intellectual property protection and enforcement challenges are growing. No other countries in which we have material operations are named in this report to the "Priority Watch List", and we believe that we have disclosed the differences in intellectual property protections of the countries material to these operations that could have a material negative impact on our business. The absence of consistent intellectual property protection laws and effective enforcement mechanisms makes it difficult to ensure adequate protection for our technologies and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary information in certain countries without us having the ability to fully enforce our rights in those countries, which could negatively impact our business in a material way. If our patents or trade secrets fail to protect our technology, we could lose some or all of our competitive advantage, which would enable our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material negative impact on our business, financial condition and results of operations.
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
Our financial results are subject to substantial quarterly and annual fluctuations.
Our net sales and financial results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of important orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	the inventory levels maintained by, performance of and our relationship with our key distributors;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix, customer mix or levels of intellectual property revenue;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of adverse economic conditions in the U.S. and international markets, including the recent crisis in global credit and financial markets;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	manufacturing, assembly and test capacity;

•	costs associated with debt redemption and refinancing activities; and

•	our ability to hire, retain and motivate key employees to meet the demands of our customers.
The foregoing factors are difficult to forecast, and these, as well as other factors, could have a material negative impact on our quarterly or annual financial results. In addition, a majority amount of our operating expenses is relatively fixed in nature due to our research and development and manufacturing costs. If we cannot adjust spending quickly enough to compensate, it could have a material negative impact on our business, financial condition and results of operations.
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
There continues to be litigation, media scrutiny and associated reports alleging a link between working in semiconductor manufacturing clean room environments and certain illnesses and birth defects. Because we utilize these clean rooms, we may become subject to liability as a result of current and future claims alleging personal injury. A judgment against us or material defense costs could harm our business, financial condition and results of operations.
We have recorded significant charges for reorganization of business activities in the past and may do so again in the future, which could have a material negative impact on our business.
In the past, we recorded significant cash costs for restructuring and non-cash asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure. In 2014, 2013 and 2012, we recorded cash and non-cash charges of $30 million, $33 million and $52 million, respectively, in connection with reallocating research and development resources, realigning sales resources along with other activities associated with the implementation of the strategic plan initiated in the fourth quarter of 2012. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur cash costs for employee termination and exit costs and non-cash asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.
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
Our future success may be dependent on opportunities to buy other businesses or technologies or enter into joint ventures that could complement, enhance or expand our current business or products or that we believe might otherwise offer us growth opportunities. If we are unable to identify suitable targets, our growth prospects may suffer, and we may not be able to realize sufficient scale advantages to compete effectively in all markets. In addition, in pursuing acquisitions, we may face competition from other companies in the semiconductor industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States, the European Union and other jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt, assume loss-making divisions and incur other types of expenses. We may not be able to complete such transactions for reasons including, but not limited to, a failure to secure financing or as a result of restrictive covenants in our debt agreements. Any transactions that we are able to identify and complete may involve a number of risks, including:

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
We conduct operations in more than 25 countries worldwide and as a result are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may adversely affect our results of operations. Our results of operations could also be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate.
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
Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate that govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We could incur considerable costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. Further, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other expenses or modify our manufacturing processes. We also are subject to cleanup obligations at certain properties. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material negative impact on our business, financial condition and results of operations. In addition to the costs of complying with environmental, health and safety requirements, we have incurred, are currently incurring, and may in the future incur, costs defending against environmental litigation brought by government agencies and private parties. We have been, are, and may be in the future, defendants in lawsuits brought by parties alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.
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
Breaches or disruptions of our information technology systems could adversely affect our operating results and our reputation.
We may be subject to breaches or disruptions of our information technology systems caused by computer viruses, unauthorized access, sabotage, vandalism, terrorism or system failures. The failure or compromise of our information technology systems could result in a disruption to our manufacturing and other operations, unauthorized release of our, our customers' or our suppliers' confidential or proprietary information, or the release of employee personal data, any of which could adversely affect our operating results and our reputation.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (NYSE), and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Sponsors control Freescale Holdings L.P., a Cayman Island limited partnership, ("Freescale LP"), which owns approximately 64% of our outstanding common shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2014 we owned 9 facilities and leased 70 facilities. Our total square footage consists of approximately eight million square feet, of which approximately 6.2 million square feet is owned and approximately 1.4 million square feet is leased. Our remaining lease terms range from one to eight years. The following table describes our facilities as of December 31, 2014:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	3 owned facilities(1) 18 leased facilities	Austin, Texas Chandler, Arizona Tempe, Arizona	3.8 million	0.7 million

Asia	4 owned facilities 30 leased facilities	Kuala Lumpur, Malaysia Noida, India Tianjin, China	1.5 million	0.4 million

Europe and the Middle East	2 owned facilities 22 leased facilities	Toulouse, France(2) Munich, Germany	0.9 million	0.3 million
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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of chlorinated solvents in the groundwater underlying a former Motorola facility located on 52nd Street in Phoenix, Arizona, which resulted in the facility and adjacent areas being placed on the federal National Priorities List of Superfund sites. The 52nd Street site was subsequently divided into three operable units by the Environmental Protection Agency (EPA), which is overseeing site investigations and cleanup actions with the Arizona Department of Environmental Quality (ADEQ). To date, two separate soil cleanup actions have been completed at the first operable unit (“Operable Unit One”), for which Motorola received letters stating that no further action would be required with respect to the soils. We also implemented and are operating a system to treat contaminated groundwater in Operable Unit One and prevent migration of the groundwater from Operable Unit One. In addition, we entered into an agreement with the EPA to test for vapors emanating from the soil in Operable Unit One and in residential areas adjacent to Operable Unit One. We have agreed to undertake certain limited remedial actions in areas where the results of the vapor studies exceeded certain EPA standards. We do not expect the cost of these remedial actions to be material. The EPA has not announced a final remedy for Operable Unit One, and it is therefore possible that costs to be incurred at this operable unit in future periods may vary from our estimates. In relation to the second operable unit ("Operable Unit Two"), the EPA issued a Record of Decision in July 1994, and subsequently issued a Consent Decree, which required Motorola to design a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of Operable Unit One. That remedy is now being implemented by Freescale Inc. and another potentially responsible party pursuant to an administrative order. Of our total reserve for environmental remediation liabilities of $43 million as of December 31, 2014, approximately 79% was for Operable Unit One and Operable Unit Two. The EPA and ADEQ are currently performing a remedial investigation at the third operable unit (“Operable Unit Three”) to determine the extent of groundwater contamination. A number of additional potentially responsible parties, including Motorola and Freescale, have been identified in relation to Operable Unit Three. Because these investigations are in the early stages, we cannot predict at this time whether or to what extent we may be held liable for cleanup at Operable Unit Three, or whether any such liability would be material. In addition, Maricopa County has filed a third party complaint against Freescale and others, seeking contribution in the event that Maricopa County is held liable for any contamination in an area downgradient of Operable Unit Three (the “West Van Buren Area”). Because these proceedings are in the early stages, we cannot predict at this time whether or to what extent Maricopa County or we may be held liable for cleanup in the West Van Buren Area, or whether any such liability would be material.
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
Our common shares have traded on the New York Stock Exchange (NYSE) under the symbol “FSL” since our initial public offering (IPO) on May 26, 2011. Prior to that date, there was no public trading market for our common shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares, as reported by the NYSE:

	Market Prices
Year Ended December 31, 2014:	High	Low
First Quarter ended April 4, 2014	$26.00	$14.71
Second Quarter ended July 4, 2014	$25.90	$20.81
Third Quarter ended October 3, 2014	$24.49	$18.05
Fourth Quarter ended December 31, 2014	$25.90	$15.29
Year Ended December 31, 2013:
First Quarter ended March 29, 2013	$16.15	$10.38
Second Quarter ended June 28, 2013	$17.44	$12.35
Third Quarter ended September 27, 2013	$17.44	$13.47
Fourth Quarter ended December 31, 2013	$17.82	$13.95
Share Performance Graph
The graph and table below compare the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the PHLX Semiconductor Sector Index (SOX), an index composed of companies whose primary business is involved in the design, distribution, manufacture and sale of semiconductors, from May 26, 2011 through December 31, 2014. The graph assumes that $100 was invested on May 26, 2011 in our common shares, and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our IPO.

Comparison of Cumulative Total Return(1)
Among Freescale, the S&P 500 Index and the SOX (By Quarter)

Cumulative Total Return(1)

	Company/Index
Quarter ended	FSL	S&P 500	SOX
May 26, 2011	$100	$100	$100
December 31, 2011(2)	$69	$96	$86
December 31, 2012	$60	$111	$92
December 31, 2013	$88	$148	$131
December 31, 2014	$138	$168	$172

(1) The share performance included in this graph and table is not necessarily indicative of future performance.
(2) Last trading day for 2011 was December 30, 2011.
Holders
As of January 29, 2015, there were approximately 15,300 individual shareholders of our common shares.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6:     Selected Financial Data
Freescale Semiconductor, Ltd.
Five Year Financial Summary

(in millions, except per share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Results
Net sales	$4,634	$4,186	$3,945	$4,572	$4,458
Cost of sales	2,509	2,399	2,304	2,677	2,768
Gross margin	2,125	1,787	1,641	1,895	1,690
Selling, general and administrative	499	464	438	510	502
Research and development	846	755	742	797	782
Amortization expense for acquired intangible assets(1)	15	13	13	232	467
Reorganization of businesses and other(2)	37	24	(15)	82	—
Operating earnings (loss)	728	531	463	274	(61)
Loss on extinguishment or modification of long-term debt, net(3)	(79)	(217)	(32)	(97)	(417)
Other expense, net(4)	(345)	(482)	(531)	(559)	(600)
Earnings (loss) before income taxes	304	(168)	(100)	(382)	(1,078)
Income tax expense (benefit)	53	40	2	28	(25)
Net earnings (loss)	$251	$(208)	$(102)	$(410)	$(1,053)
Net earnings (loss) per share
Basic	$0.84	$(0.81)	$(0.41)	$(1.82)	$(5.35)
Diluted	$0.83	$(0.81)	$(0.41)	$(1.82)	$(5.35)
Weighted average common shares outstanding(5)
Basic	298	256	248	226	197
Diluted	303	256	248	226	197
Consolidated Balance Sheet Data
Total cash and cash equivalents	$696	$747	$711	$772	$1,043
Total assets	$3,275	$3,047	$3,171	$3,415	$4,269
Total carrying value of debt and capital lease obligations	$5,570	$6,480	$6,381	$6,592	$7,618
Total shareholders’ deficit	$(3,581)	$(4,594)	$(4,531)	$(4,480)	$(4,934)

(1)
Relates primarily to the amortization of assets acquired as a part of the Merger, a significant portion of which became fully amortized during 2011. (Refer to Note 1, "Summary of Significant Accounting Policies," and to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements,” in the accompanying Consolidated Financial Statements for the definition and discussion of the term Merger.)

(2)
Charges in 2014 and 2013 were largely related to continued execution of the change in strategic direction which began in 2012 and on-going closure, decommissioning and demolition costs for our former manufacturing facilities located in Toulouse, France and Sendai, Japan, partially offset by the net proceeds from the sale of certain equipment and property at these sites. Benefits in 2012 were primarily related to insurance recoveries from the 2011 Sendai, Japan earthquake offset by charges related to the hiring of our CEO and the change in our strategic direction. Charges in 2011 were related to the termination of management agreements with affiliates and advisors of the Sponsors recorded in connection with the IPO and charges related to damage caused by the earthquake; these charges were partially offset by insurance recoveries related to the event. (Refer to Note 10 “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for further description of charges incurred and benefits received during the three years ended December 31, 2014.)

(3)
Charges related to multiple debt refinancing and redemption transactions occurring over each period and were comprised of call premiums, the write-off of remaining original issue discount and unamortized debt issuance costs along with other charges not eligible for capitalization, as applicable. The charges in 2010 were partially offset by a net gain related to open-market repurchases of Freescale Inc.’s existing notes during the period. (Refer to Note 2, "Other Financial Data," in the accompanying Consolidated Financial Statements for further description of charges incurred during the three years ended December 31, 2014.)

(4)	Primarily reflects interest expense associated with our long-term debt.

(5)	Year ended December 31, 2010 was adjusted for the impact of the reverse stock split accomplished in advance of our 2011 IPO.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for each of the three years ended December 31, 2014, 2013 and 2012 and our financial condition as of December 31, 2014 and 2013. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Our Business. We are a global leader in microcontrollers and digital networking processors, commonly referred to as embedded processors. Embedded processors are the backbone of electronic systems, providing essential control, intelligence and security, while enhancing performance and power efficiency. We combine our embedded processors with our complementary analog, sensor and radio frequency (RF) devices, as well as a full suite of software and design tools, to provide highly integrated embedded processing solutions that streamline customer development efforts, lower their costs and shorten their time to market.
A number of trends are driving growth in our end markets, including advances in automotive safety and electronics, the expansion of cloud computing, the proliferation of low-power, energy-efficient control devices, the build-out of next generation communications infrastructure and the Internet of Things ("IoT"), an emerging network of smart devices designed to help make our lives safer and more productive. Our product and strategic focus is to serve the need for increased connectivity and enhanced intelligence critical to fast growing semiconductor applications while keeping the connection secure. Our business is organized around five principal product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog & Sensors, and RF. We provide our customers with secure embedded processing solutions along with complementary devices for the automotive, networking, industrial and consumer end markets.
We have a heritage of innovation and product leadership spanning over 50 years and an extensive intellectual property portfolio. We leverage our intellectual property portfolio, deep customer relationships built over many years of close collaboration, extensive suite of software and design tools and technical expertise to introduce innovative new products and platform-level solutions for our target markets.
We sell our products to original equipment manufacturers, distributors, original design manufacturers and contract manufacturers through our global sales force. Our ten largest end customers, excluding distributors, accounted for approximately 40%, 38% and 39% of our net sales in 2014, 2013 and 2012, respectively. Continental Automotive represented 14%, 15% and 15% of our total net sales in 2014, 2013 and 2012, respectively. As a result of the consolidation of our global distribution sales network in early 2014, Avnet, Inc. and Arrow Electronics, Inc. each represented more than 10% of our net sales in 2014. Individually, neither distributor comprised more than 10% of our net sales in either 2013 or 2012. For each of the last three years, greater than 80% of our products were sold into countries other than the United States. Our net product sales into the Asia-Pacific; Europe, Middle East and Africa (EMEA); Americas and Japan regions represented approximately 54%, 23%, 17% and 6%, respectively, of our net sales in 2014.
The trend for increased connectivity, security, content and capabilities along with higher performance, power efficiency, lower cost and faster time to market are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from five product groups. Our Microcontrollers product group represented 21%, 20% and 18% of our total net sales in 2014, 2013 and 2012, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for automotive, industrial, smart energy, healthcare and multimedia applications while enabling the IoT. Our Digital Networking product group represented 22% of our total net sales in each of 2014, 2013 and 2012. We offer a scalable portfolio of multicore communication processors and wireless-infrastructure processors for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that enable the IoT. Our Automotive MCU product group represented 26%, 25% and 25% of our total net sales in 2014, 2013 and 2012, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We enable the latest developments in advanced driver assistance systems, infotainment and electrified powertrain. Our Analog & Sensors product group represented 17%, 18% and 18% of our total net sales in 2014, 2013 and 2012, respectively. Our analog, mixed-signal analog and sensor products capture, manage and transmit data from the real-world environment for use in embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications such as robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 12%, 8% and 8% of our total net sales in 2014, 2013 and 2012, respectively. We supply RF high-power products into the wireless infrastructure market and are expanding our portfolio to leverage our RF technology leadership into adjacent power transistor markets, such as lasers, avionics, mobile radio and military. The significant driver behind the increasing RF net sales has been the continued growth of next generation wireless basestation spending, primarily in China.
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
Our total net sales in the fourth quarter of 2014 decreased by $110 million, or 9%, compared to the third quarter of 2014. The decline in revenue was attributable to lower demand from certain service provider customers, reduced sales into the industrial market, a more than seasonal decline in automotive revenue as our customers managed their year-end inventory levels along with seasonal declines in consumer sales, partially offset by LTE wireless basestation expansion, particularly in China, benefiting RF revenue. Despite the lower revenue level and lower fixed cost leverage as a result of lower utilization, our gross margin increased 90 basis points in the fourth quarter of 2014 as compared to the third quarter of 2014, due primarily to operational efficiencies and procurement savings, lower incentive compensation and the reclassification of our patent costs from Cost of Sales to Selling, General and Administrative expense, which accounted for approximately 40 basis points of the sequential gross margin improvement. Capital expenditures were $74 million, or 7% of net sales, in the fourth quarter of 2014 and $63 million, or 5% of net sales, in the third quarter of 2014, reflecting continued capacity increases for our RF products.
Net sales in the near term will depend on general global economic activity and our ability to meet unscheduled or temporary increases in demand in our target markets, among other factors. We anticipate that our total net sales will increase on a sequential basis as compared to the fourth quarter of 2014 due to increased sales into the automotive market along with higher sales of RF products to our wireless infrastructure customers as we continue to make progress to address demand. We expect our gross margin to remain relatively flat into the first quarter as we expect improvements in sales growth, utilization and productivity will be offset by the impact of decreases in average selling prices resulting from our annual negotiations with our customers that will go into effect in the first quarter of 2015, the nonrecurrence of certain purchasing rebates achieved in 2014 and the impact of annual merit increases. For more information on trends and other factors affecting our business, refer to Part I, Item 1A: "Risk Factors" included in our Annual Report.
Capital Restructuring Activities. During the first quarter of 2014, we completed an equity issuance from which we received net proceeds totaling approximately $717 million, which were used, along with cash on hand, to redeem $680 million of outstanding indebtedness and pay related call premiums. Also during the first quarter of 2014, Freescale Inc. completed a debt refinancing transaction which extended the maturity of $347 million of our indebtedness and reduced the interest rate on $2.7 billion of indebtedness. During the third and fourth quarters of 2014, Freescale Inc. redeemed $200 million principal amount of outstanding indebtedness. Subsequent to the end of the fourth quarter of 2014, Freescale Inc. delivered notice of redemption of the remaining $180 million of 8.05% Unsecured Notes and redemption of $70 million of 10.75% Unsecured Notes to occur in the first quarter of 2015. The combined impact of these transactions will reduce our annualized cash interest expense by approximately $115 million based on current interest rates. (Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)
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
Gross Margin
Our gross margin is significantly influenced by the utilization rates in our owned wafer fabrication facilities. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates increase, operating leverage increases because fixed manufacturing costs are spread over higher output. We experienced an increase in our utilization rate to 90% during 2014 compared to 86% during 2013.
Selling, General and Administrative
Selling, general and administrative expenses are costs incurred in the selling and marketing of our products and services to customers, corporate overhead and other operating costs. Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows and corporate marketing. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal, human resources, information technology and other administrative personnel, outside professional fees and other corporate expenses.
Research and Development
Research and development expenses are expensed as incurred and include the cost of activities attributable to development and pre-production efforts associated with designing, developing and testing new or significantly enhanced products or process and packaging technology. These costs consist primarily of compensation and associated costs for our engineers engaged in the design and development of our products and technologies, amortization of purchased technology, engineering design development software and hardware tools, depreciation of equipment used in research and development, software to support new products and design environments, project material costs and third-party fees paid to consultants.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets largely consists of the amortization of assets acquired as a part of the Merger which are being amortized on a straight line basis over their respective estimated useful lives ranging from two to ten years, and which will end in 2016. Additionally, we are recording amortization expense for intangible assets acquired in connection with two business acquisitions completed during 2014. These assets are being amortized over their estimated useful lives ranging from one to three years, ending in 2017. (Refer to Note 1, "Summary of Significant Accounting Policies," and to Note 14, “Supplemental Guarantor Condensed Consolidating Financial Statements,” in the accompanying Consolidated Financial Statements for the definition and discussion of the term Merger. Refer to Note 2, "Other Financial Data" for discussion of the acquisition transactions.)

Results of Operations

(in millions, unaudited)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Orders	$4,662	$4,322	$4,004
Net sales	$4,634	$4,186	$3,945
Cost of sales	2,509	2,399	2,304
Gross margin	2,125	1,787	1,641
Selling, general and administrative	499	464	438
Research and development	846	755	742
Amortization expense for acquired intangible assets	15	13	13
Reorganization of business and other	37	24	(15)
Operating earnings	728	531	463
Loss on extinguishment or modification of long-term debt	(79)	(217)	(32)
Other expense, net	(345)	(482)	(531)
Earnings (loss) before income taxes	304	(168)	(100)
Income tax expense	53	40	2
Net earnings (loss)	$251	$(208)	$(102)
Percentage of Net Sales

(unaudited)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Orders	100.6%	103.2%	101.5%
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.1%	57.3%	58.4%
Gross margin	45.9%	42.7%	41.6%
Selling, general and administrative	10.8%	11.1%	11.1%
Research and development	18.3%	18.0%	18.8%
Amortization expense for acquired intangible assets	0.3%	0.3%	0.3%
Reorganization of business and other	0.8%	0.6%	*
Operating earnings	15.7%	12.7%	11.7%
Loss on extinguishment or modification of long-term debt	*	*	*
Other expense, net	*	*	*
Earnings (loss) before income taxes	6.6%	*	*
Income tax expense	1.1%	1.0%	0.1%
Net earnings (loss)	5.4%	*	*
* Not meaningful.
Net Sales
Our net sales increased by $448 million, or 11%, and our orders increased by 8% in 2014 compared to 2013 driven by growth across all of our product groups and end markets. This sales growth was partially offset by lower intellectual property revenue and declines in sales of legacy products into the cellular market. Distribution sales to customers serviced exclusively through the distribution channel were approximately 27% of net sales in 2014 compared to 25% of net sales in 2013. Distribution sales increased $208 million, or 20%, in 2014 compared to 2013. Distribution inventory, in dollars, was 10.0 weeks at December 31, 2014, compared to 9.1 weeks at December 31, 2013. The increase in weeks of distribution inventory was due to lower sales during the fourth quarter of 2014 along with the consolidation of our global distribution network earlier in the year. As a result of the consolidation of our global distribution sales network in early 2014, Avnet, Inc. and Arrow Electronics, Inc. each represented more than 10% of our net sales in 2014.
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
Net sales by product group for the three and year ended December 31, 2014 and December 31, 2013 were as follows:

(in millions, unaudited)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Microcontrollers	$951	$826	$707
Digital Networking	1,038	915	852
Automotive MCU	1,186	1,063	986
Analog & Sensors	797	736	722
RF	554	352	303
Other	108	294	375
Total net sales	$4,634	$4,186	$3,945
Microcontrollers
Microcontrollers' net sales increased by $125 million, or 15%, in 2014 compared to 2013 driven by growth in both microcontrollers and applications processors. The increase in microcontroller revenue was largely due to increasing sales of our 32-bit microcontrollers sold through distribution into several markets including medical and industrial along with strength in sales of legacy products. The increase in applications processors revenue was driven by increased sales both into the worldwide automotive and consumer markets and higher sales through distribution.
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
Digital Networking
Digital Networking's net sales increased by $123 million, or 13%, in 2014 compared to 2013. Sales growth in both periods was broad-based with higher sales of service provider equipment including wireless basestations in China, general embedded products sold into the distribution channel and next generation enterprise systems. During the fourth quarter of 2014, net sales were impacted by lower demand from certain service provider customers and lower sales into the industrial market.
Digital Networking's net sales increased by $63 million, or 7%, in 2013 compared to 2012. Sales growth was broad-based with higher sales of next generation enterprise systems, service provider equipment and general embedded products sold into the distribution channel, partially offset by declines in certain legacy equipment sales.
Automotive MCU
Automotive MCU's net sales increased by $123 million, or 12%, in 2014 compared to 2013. The growth was due to an increase in worldwide automotive production, growth in vehicle semiconductor content along with increased sales into the distribution channel.
Automotive MCU's net sales increased by $77 million, or 8%, in 2013 compared to 2012. We experienced increased revenue due to higher worldwide automotive production in geographies where we have a significant presence, such as the U.S., China and Europe.
Analog & Sensors
Analog & Sensors' net sales increased by $61 million, or 8%, during 2014 compared to 2013. Over 85% of our Analog & Sensors sales are into the automotive market. We experienced higher net sales due to growth in the automotive market for both our Analog & Sensor products due primarily to increased semiconductor content driven by fuel efficiency requirements and safety features coupled with an increase in worldwide automotive production.
Analog & Sensors' net sales increased by $14 million, or 2%, during 2013 compared to 2012. We experienced higher net sales due to growth in the automotive and industrial markets during 2013. Total net sales into the automotive market were partially offset as a result of end of life shipments in 2012 in connection with the closure of our Toulouse, France manufacturing facility.

RF
RF's net sales increased by $202 million, or 57%, in 2014 compared to 2013 and by $49 million, or 16%, in 2013 compared to 2012 driven by continued growth in next generation wireless basestation spending, primarily in China. Our RF product group represented 12%, 8% and 8% of our total net sales in 2014, 2013 and 2012, respectively. The growth in RF net sales continues to be impacted by supply constraints associated with demand related to wireless basestation expansion. We are investing in capital and working with suppliers to improve supply in 2015.
Other
Other net sales decreased by $186 million, or 63%, in 2014 compared to 2013 and by $81 million, or 22%, in 2013 compared to 2012 primarily due to lower intellectual property revenue in 2014 and decreased cellular product sales throughout 2013 and 2014. As a percentage of net sales, intellectual property revenue was 1%, 5% and 5% in 2014, 2013 and 2012, respectively. Our intellectual property revenue during 2013 and 2012 significantly exceeded our historical average of approximately 3% of net sales and benefited from certain agreements entered into during 2012. The revenue stream attributed to these agreements ended in 2013. Agreements of similar size may not occur in the future, and we expect lower levels of intellectual property revenue to persist.
Gross Margin
Our gross margin increased by $338 million, or 19%, during 2014 compared to 2013 which was primarily driven by a 11% increase in our net sales. As a percentage of net sales, gross margin was 45.9% in 2014, reflecting an increase of 320 basis points compared to 2013. Improvement in gross margin as a percentage of net sales was largely attributable to procurement savings, operational efficiencies and an increase in utilization of our manufacturing assets, which contributed to improvements in operating leverage of our fixed manufacturing costs and higher revenues. Front-end wafer manufacturing facility utilization improved from 86% during 2013 to 90% during 2014 due to increased demand. The higher level of utilization has impacted our ability to meet customer demand for certain of our products. We expect to make further progress in 2015 to continue to better address RF demand with the installation of additional capacity. We also transitioned personnel from roles focusing on manufacturing cost reduction, factory closure and customer qualification efforts to roles supporting various new product development initiatives, and reclassified a portion of our patent costs from cost of sales to selling, general and administrative expense, both which had a positive impact on the year over year improvement in gross margin. These improvements were partially offset by lower intellectual property revenue, the impact of decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2014 along with higher incentive compensation and merit increases.
Our gross margin increased by $146 million, or 9%, during 2013 compared to 2012 which was primarily driven by a 6% increase in our net sales. As a percentage of net sales, gross margin was 42.7%, reflecting an increase of 110 basis points compared to 2012. Improvement in gross margin as a percentage of net sales was largely attributable to an increase in utilization of our front-end manufacturing assets, which contributed to improvements in operating leverage of our fixed manufacturing costs. Front-end wafer manufacturing facility utilization improved from 77% during 2012 to 86% during 2013 due to increased demand and the transfer of production from our Toulouse, France manufacturing facility to our 200 millimeter manufacturing facilities. Additional factors benefiting gross margin included procurement savings and operational efficiencies. These improvements were partially offset by the impact of decreases in average selling price resulting from our annual negotiations with our customers that went into effect during the first quarter of 2013, adverse changes in product sales mix and higher incentive compensation.
Selling, General and Administrative
Our selling, general and administrative expenses increased by $35 million, or 8%, in 2014 compared to 2013. This increase was primarily due to higher incentive compensation and additional resources and strategic spend on sales and marketing efforts. Partially offsetting these increases were lower litigation costs in 2014 and the impact of the settlement of intellectual property litigation during 2013. As a percentage of net sales, our selling, general and administrative expenses were relatively flat in 2014 compared to 2013 at approximately 11%.
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
Research and Development
Our research and development expenses increased by $91 million, or 12%, in 2014 compared to 2013. This increase was related to additional investment in our strategic areas and next generation technologies, including the aforementioned personnel move from manufacturing cost reduction activities to roles focusing on new product development initiatives, along with higher incentive compensation. As a percentage of net sales, our research and development expenses were relatively flat in 2014 compared to 2013 at approximately 18%.
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
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks, customer relationships and developed technology increased by $2 million, or 15%, in 2014 as compared to 2013 as a result of incremental amortization associated with two business acquisitions completed during 2014. In connection with these acquisitions, we recorded $18 million of intangible assets, largely comprised of customer relationships, which will be amortized over periods ranging from one to three years. Amortization expense remained relatively flat in 2013 as compared to 2012 as the majority of the intangible assets established in connection with the Merger had reached a normalized amortization run rate during those periods.
Reorganization of Business and Other
During 2014, we recorded (i) $8 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility, (ii) $30 million in net charges primarily related to employee separation costs in connection with the continued execution of the reorganization plan initiated in 2012 (the "Strategic Realignment") and (iii) $7 million in charges largely related to the write-down of the net book value of certain assets to their fair market values less the expected cost to sell associated with the classification of the assets as available for sale during the year. These charges were partially offset by a net benefit of $8 million related to the sale of the land at our former manufacturing facility located in Sendai, Japan after accounting for the associated demolition costs. (Refer to Note 10, “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for more information on the charges discussed in this section.)
During 2013, we recorded $36 million of charges primarily related to (i) the continued execution of the Strategic Realignment, (ii) exit costs for the consolidation of workspace in both Austin, Texas and Israel, (iii) the write down of specific manufacturing assets to fair value and a related contract termination charge due to the elimination of certain manufacturing processes for some of our next generation products and (iv) charges related to indemnification provisions included in our current CEO's employment agreement. These charges were partially offset by (i) a net benefit of $7 million associated with our Toulouse, France manufacturing facility, which included a benefit for proceeds received for the sale of certain of our equipment and machinery partially offset by charges related to on-going closure and decommissioning costs for this site and (ii) a net benefit of $5 million related to the sale of a portion of our of former manufacturing facility center located in Sendai, Japan.
In 2012, we recorded a benefit of $90 million for earthquake-related business interruption insurance recoveries related to our Sendai, Japan fabrication facility, which suffered extensive damage from the March 2011 earthquake. We also recorded a benefit of $9 million related to proceeds received in connection with the sale of the Sendai, Japan design center. These benefits were partially offset by $9 million of expenses related to on-going closure costs and other costs associated with the dissolution of the Sendai, Japan entity. Additionally, we recorded benefits totaling $16 million primarily related to the expiration of contractual obligations associated with to the wind down of our cellular handset business and the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. These benefits were partially offset by charges of $52 million including a non-cash accelerated amortization charge and cash costs for employee termination benefits and other exit costs recorded in connection with the Strategic Realignment. Additionally we recorded charges of $39 million primarily for (i) exit costs related to the termination of various supply agreements, on-going closure and decommissioning costs incurred in connection with the closure of our Toulouse, France manufacturing facility, (ii) the change in the executive leadership of the Company and (iii) costs recorded in connection with the termination of our corporate aircraft lease agreement.
Loss on Extinguishment or Modification of Long-Term Debt
During 2014, we recorded charges of $79 million associated with the redemption of outstanding indebtedness and refinancing transactions. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt along with other expenses not eligible for capitalization. (Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements for further discussion about the transactions discussed in this section.)
During 2013, we recorded charges of $217 million associated with the redemption of outstanding indebtedness, the extinguishment and modification of existing debt and the issuance of new term loans. These charges consisted of call premiums, the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization.
During 2012, we recorded charges of $32 million associated with the extinguishment and modification of existing debt, the issuance of a new term loan and the redemption of outstanding indebtedness. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and other costs not eligible for capitalization.

Other Expense, Net
Net interest expense in 2014, 2013 and 2012 included interest expense of $353 million, $490 million and $519 million, respectively, partially offset by interest income of $10 million, $7 million and $9 million, respectively. The decrease in interest expense is due to the reduction in our outstanding indebtedness along with a lower weighted average interest rate over the comparative periods.
As a result of multiple debt refinancing and redemption transactions along with the quarterly term loan amortization payments, we have reduced our outstanding indebtedness by approximately $790 million and lowered our annualized interest expense by approximately $170 million, based on current interest rates, since the beginning of 2013, and have reduced our weighted average cash interest rate from 7.4% at December 31, 2012 to 5.4% at December 31, 2014. (Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements for more discussion of these refinancing and redemption transactions.)
During 2012, we also recorded losses in other, net of $21 million attributable to the realized results and changes in the fair value associated with our interest rate swap agreements and foreign currency fluctuations.
Income Tax Expense
During 2014, we recorded an income tax provision of $53 million predominately related to our foreign operations. This income tax provision included income tax expense of $17 million associated with discrete events largely related to (i) a partial release of a foreign valuation allowance due to realizability of foreign research credits, (ii) the impact of adjustments necessary in connection with tax returns filed during the period, (iii) an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period and (iv) the impact of revaluing deferred tax assets that are expected to qualify for an incentive tax rate. Excluding discrete tax items, income tax expense was $36 million in 2014. This amount primarily reflects tax expense attributable to income earned in non-U.S. jurisdictions.
In 2013, we recorded an income tax provision of $40 million, which included a net income tax expense of $4 million attributable to discrete events related primarily to withholding tax on intellectual property royalties. The increase in tax expense in 2014 as compared to 2013 is primarily the result of changes in foreign tax rates on deferred tax assets attributable to certain of our non-U.S. operations.
In 2012, we recorded an income tax provision of $2 million, which included a $34 million net tax benefit primarily related to the reversal of reserves for unrecognized tax benefits from foreign audit activity and statute lapses as well as tax benefits from deferred tax positions in China. Excluding discrete tax items, income tax expense was $36 million in both 2013 and 2012. These amounts primarily reflect tax expense attributable to income earned in non-U.S. jurisdictions.
Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate is impacted by the mix of earnings and losses by taxing jurisdiction and was different from the Bermuda statutory rate of zero due to (i) income tax expense incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets as we have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) a lack of operational profitability in the U.S. Company, exclusive of foreign intercompany dividends, (ii) forecasted reversal of existing temporary differences does not create taxable income and (iii) the Company operates in a highly cyclical industry. (Refer to Note 7, "Income Taxes," in the accompanying Consolidated Financial Statements for more information regarding our income tax expense.)
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $696 million of cash and cash equivalents at December 31, 2014, $298 million is attributable to our U.S. subsidiaries and $398 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $504 million, $321 million and $350 million in 2014, 2013 and 2012, respectively. The increase in cash generated from operations in 2014 compared to 2013 is primarily attributable (i) higher sales and resulting profitability, (ii) lower cash paid for interest as a result of various debt redemption and refinancing transactions that occurred during 2013 and 2014, and (iii) lower payments for employee severance. These benefits were partially offset by an increase in receivables, as described below, a strategic increase in days inventory on hand, higher payments for incentive compensation during 2014 along with higher intellectual property transaction proceeds and the receipt of a withholding tax rebate during 2013.
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
Our days of inventory on hand increased to 116 days at December 31, 2014 from 110 days at December 31, 2013 and decreased from 125 days at December 31, 2012. The increase in days of inventory on hand from 2013 is due to the strategic inventory build based on the anticipated revenue levels in the automotive market in the first quarter of 2015. Our days sales outstanding increased to 46 days at December 31, 2014 from 33 days at December 31, 2013 and 37 days at December 31, 2012. The increase in days sales outstanding was the result of changes in payment terms implemented with specific customers and sales linearity during the fourth quarter of 2014. We expect days sales outstanding to decrease slightly going forward. Our days purchases outstanding increased to 65 days at December 31, 2014 from 60 days at December 31, 2013 and 51 days at December 31, 2012, reflecting the timing of payments on our payables.
Investing Activities
Our net cash utilized for investing activities was $334 million, $210 million and $176 million in 2014, 2013 and 2012, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in 2014 increased from the prior years and was predominately the result of increased capital expenditures, which were $249 million, $151 million and $123 million for 2014, 2013 and 2012, respectively, and represented 5%, 4% and 3% of net sales, respectively. The higher capital expenditures are associated with increasing our manufacturing capacity to fulfill demand primarily from our RF and microcontroller customers. In addition, the cash paid for purchased licenses and other assets increased to $81 million from $70 million in 2013 and $73 million in 2012. The remaining $20 million of cash utilized in 2014 largely related to two business acquisitions, the value of which was primarily intangible assets and inventory. During 2014, we received $16 million in net proceeds from the sale of property, plant and equipment predominately related to the sale of the land located at the site of our former manufacturing facility in Sendai, Japan. The $11 million of net proceeds received in 2013 were primarily attributable to the sale of certain tools and equipment located at our Toulouse, France manufacturing facility and the sale of a portion of our former manufacturing facility in Sendai, Japan. We received $20 million of proceeds in 2012 primarily as a result of the sale of the Sendai, Japan design center and the sale of certain tools and equipment located at our Toulouse, France manufacturing facility.
Financing Activities
Our net cash utilized for financing activities was $207 million, $71 million and $232 million in 2014, 2013 and 2012, respectively. Cash flows utilized for financing activities in 2014 included $1.6 billion of payments on debt obligations comprised of (i) payments of $718 million associated with the extinguishment of approximately $680 million of indebtedness along with $38 million of call premiums in connection with the use of proceeds from the equity offering completed during the first quarter of 2014, (ii) payments of $597 million to lenders in connection with the $2.7 billion term loan refinancing transaction completed in the first quarter of 2014, (iii) $35 million of amortization payments on the term loans and (iv) payments of $217 million associated with the debt redemptions that occurred during the second half of 2014. Cash provided by financing activities in 2014 included (i) $590 million of proceeds, net of transaction costs, related to funds received from lenders under the term loan refinancing and revolver modification transactions which occurred in the first quarter of 2014 and (ii) $717 million of net proceeds from the equity offering completed during the first quarter of 2014. Additionally, cash provided by financing activities in 2014 included $47 million of proceeds from the exercise of stock options and employee share purchase program (ESPP) share purchases and $7 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. (Refer to Note 6, "Employee Benefit and Incentive Plans," in the accompanying Consolidated Financial Statements for further information on ESPP and stock options and Note 7, "Income Taxes," for further information on the tax benefit.)
Cash flows related to financing activities in 2013 included (i) the prepayment of term loans totaling $2,711 million in connection with the refinancing transaction in the first quarter of 2013, (ii) the redemption of a portion of our secured notes, including payment of the related make-whole premiums, totaling $495 million in connection with the refinancing transaction in the second quarter of 2013, (iii) the redemption of $98 million principal amount of unsecured notes during the third quarter of 2013, (iv) the redemption of secured notes and payment of the related make-whole premiums totaling $782 million made as part of the refinancing transaction initiated during the third quarter which closed during the fourth quarter, (v) the redemption of secured notes and payment of the related make-whole premiums totaling $953 million in connection with the fourth quarter of 2013 refinancing transaction, along with (vi) $23 million primarily related to the quarterly principal payments on the term loans. These outflows were partially offset by the receipt of (i) $2,707 million in net proceeds from the issuance of term loans during the first quarter of 2013, (ii) $493 million in net proceeds from the issuance of secured notes during the second quarter of 2013, (iii) $782 million in net proceeds from the issuance of term loans during the third quarter of 2013 and (iv) $947 million in net proceeds from the issuance of secured notes during the fourth quarter of 2013. Additionally, cash provided by financing activities in 2013 included $62 million of proceeds from the exercise of stock options and ESPP share purchases.
Cash flows related to financing activities in 2012 included (i) the repayment of $500 million of senior subordinated notes in connection with the refinancing transaction in the first quarter of 2012, along with call premiums of $25 million, (ii) the repayment of $200 million of unsecured notes during the third and fourth quarters of 2012, along with call premiums of $2 million and (iii) $7 million primarily related to the quarterly principal payments on term loans. These payments were partially offset by the receipt of $481 million of net proceeds from the issuance of the term loans in the first quarter of 2012. Additionally, cash provided by financing activities during 2012 included $21 million of proceeds from the exercise of stock options and ESPP share purchases.
Third and Fourth Quarter of 2014 Debt Redemption Transactions
On September 29, 2014, after the requisite notice period, Freescale Inc. utilized $110 million to redeem $100 million principal amount of the senior unsecured 8.05% notes due 2020 (the "8.05% Unsecured Notes") and pay call premiums of $9 million and accrued interest of $1 million.
On November 10, 2014, after the requisite notice period, Freescale Inc. utilized approximately $110 million to redeem $100 million principal amount of the 8.05% Unsecured Notes and pay call premiums of $8 million and accrued interest of $2 million.
First Quarter of 2014 Revolver Amendment and Debt Redemption Transactions
On February 10, 2014, Freescale Inc. entered into an amendment to its existing revolving credit facility which became effective on February 18, 2014 (the "Q1 2014 Revolver Amendment"). Pursuant to the amendment, the existing revolving credit facility was replaced with a new revolving credit facility with an aggregate of $400 million of commitments (the "2019 Revolver"). The amendment also extended the maturity of the new revolving credit facility to February 1, 2019. The 2019 Revolver is subject to substantially the same terms and conditions as the prior revolving credit facility including the same pro rata split between United States Dollar and alternative currency availability.
On March 20, 2014, after the requisite notice period, Freescale Inc. utilized approximately $717 million of net proceeds from the equity offering, along with cash on hand, to redeem $264 million of outstanding senior subordinated 10.125% notes due 2016, $57 million of outstanding senior unsecured floating rate notes due 2014 and $359 million of 8.05% Unsecured Notes and to pay call premiums of $38 million and accrued interest of $11 million.
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
Credit Facility
At December 31, 2014, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) $2,692 million outstanding under the Amended 2020 Term Loan, (ii) $790 million outstanding under the senior secured term loan facility maturing in 2021 ("2021 Term Loan") and (iii) the 2019 Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%, resulting in an effective interest rate of 4.25% at December 31, 2014. The spread over LIBOR with respect to 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate of 5.00% at December 31, 2014. At December 31, 2014, the available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit. Under the third amended and restated credit agreement as of March 1, 2013 as amended by the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing Transaction (the "Credit Agreement"), Freescale Inc. is required to repay a portion both of the Amended 2020 Term Loan and 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or approximately $35 million annually.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,113 million in senior notes outstanding at December 31, 2014, consisting of (i) $500 million of 5.00% senior secured notes due 2021 ("5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 ("6.00% Secured Notes"), (iii) $473 million of 10.75% senior unsecured notes due 2020 ("10.75% Unsecured Notes) and (iv) $180 million of 8.05% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; and (iv) every February 1st and August 1st for the 8.05% Unsecured Notes.
Hedging Transactions
During 2014, we entered into cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on the Amended 2020 Term Loan in future periods. Under these agreements, we are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. (Refer to Note 5, “Risk Management,” in the accompanying Consolidated Financial Statements for further details of these hedging agreements.)
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2014, future obligated debt payments are $35 million each year from 2015 through 2019 and $5,420 million thereafter. Subsequent to the end of the fourth quarter of 2014, Freescale Inc. delivered notice of a $180 million redemption of 8.05% Unsecured Notes and a $70 million redemption of 10.75% Unsecured Notes to occur in the first quarter of 2015. Accordingly, $250 million of principal payments previously obligated in 2020 will be paid in February 2015.
Fair Value
At December 31, 2014, the fair value of the aggregate principal amount of our long-term debt was approximately $5,568 million, exclusive of $35 million of current maturities, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Consolidated Financial Statements for more detail on the indebtedness described in this section.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures"). Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Agreement, pay dividends, make certain investments and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Agreement) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Agreement) is no greater than 6.50:1, except as otherwise permitted by the Credit Agreement. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of December 31, 2014, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. As of December 31, 2014, Freescale Inc.'s total leverage ratio was 4.52:1, senior secured first lien leverage ratio was 3.88:1, the fixed charge coverage ratio was 3.67:1 and the consolidated secured debt ratio was 4.52:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
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

(in millions)	Year ended December 31, 2014
Net earnings	$251
Interest expense, net	343
Income tax expense	53
Depreciation and amortization expense(1)	257
Non-cash share-based compensation expense (2)	67
Loss on extinguishment or modification of long-term debt (3)	79
Reorganization of business and other (4)	37
Other terms (5)	8
Adjusted EBITDA	$1,095

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
Summarized in the table below are our obligations and commitments to make future payments in connection with our debt, minimum lease payment obligations (net of minimum sublease income), software, service, supply and other contracts, and product purchase commitments as of December 31, 2014.

	Payments Due by Period
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations (including short-term debt)(1)	$35	$35	$35	$35	$35	$5,420	$5,595
Operating leases	26	17	13	8	1	1	66
Software licenses	39	24	8	—	—	—	71
Service and other obligations(2)	58	35	19	7	6	9	134
Foundry commitments(3)	111	—	—	—	—	—	111
Purchase commitments	19	—	—	—	—	—	19
Total cash contractual obligations(4)	$288	$111	$75	$50	$42	$5,430	$5,996

(1)
Reflects the principal payments under the Credit Facility and the notes. Subsequent to the end of the fourth quarter of 2014, Freescale Inc. delivered notice of redemption of $250 million of outstanding unsecured notes to occur in the first quarter of 2015. Accordingly, $250 million of principal payments previously obligated in 2020 will be paid in 2015. The above amounts exclude estimated cash interest payments of approximately $296 million in 2015, $288 million in 2016, $308 million in 2017, $316 million in 2018, $321 million in 2019 and $280 million thereafter (based on currently applicable interest rate curves in the case of variable interest rate debt, and all of which contemplate the impact of the above discussed Q1 2015 redemption). (Refer to Note 4, “Debt,” for further discussion of this redemption transaction.)

(2)	Includes capital lease obligations of less than $1 million in the aggregate which are payable through 2017.

(3)
Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.

(4)
As of December 31, 2014, we had reserves of $138 million recorded for uncertain tax positions, including interest and penalties. We are not including this amount in the long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements, if any, with the respective taxing authorities.

Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans. Subsequent to the end of the fourth quarter of 2014, Freescale Inc. delivered notice of a $250 million redemption of unsecured notes to occur in the first quarter of 2015 for which we will pay call premiums approximating $18 million. In addition, we expect to spend approximately $28 million during 2015 and approximately $7 million thereafter in connection with the reorganization plan initiated during 2012 and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including the timing of the decommissioning of the manufacturing facility and local employment laws, and actual amounts paid may vary based on currency fluctuation. During 2015, we plan to use cash on hand and cash flows generated from operations to redeem the majority of our remaining 10.75% Unsecured Notes. This will result in a reduction of cash and cash equivalents from the current level to a target level of approximately $500 million prospectively. We believe such a level of cash and cash equivalents combined with cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next twelve months. In addition, our ability to borrow under the 2019 Revolver was $384 million as of December 31, 2014, as reduced by $16 million of outstanding letters of credit. (Refer to Note 4, "Debt," and Note 10, "Reorganization of Business and Other," in the accompanying Consolidated Financial Statements for additional discussion of the borrowing abilities and reorganization actions described in this section.)
If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all. Furthermore, our debt agreements contain restrictive covenants that limit our ability to, among other things, incur additional debt and sell assets. We are highly leveraged, and this could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our non-hedged variable rate debt and prevent us from meeting our obligations under one or more of our debt agreements. During 2014, we entered into interest rate swap agreements which effectively fix the interest rates on a portion of our variable rate debt beginning in 2016 and continuing through 2018. In the absence of sufficient operating results and resources to service our debt, or as the result of the inability to complete appropriate refinancings and amendments of our debt, we could face substantial liquidity problems and may be required to seek the disposal of material assets or operations to meet our debt service and other obligations. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation.
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
The estimates that shape our critical accounting policies are assessed on an on-going basis. Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions which might cause a material impact on our financial statements. Our management believes the following accounting policies to be those most critical to the portrayal of our financial condition and those that require the most subjective judgment:

•	product sales and intellectual property revenue recognition and valuation;

•	accounting for income taxes;

•	inventory valuation methodology;

•	restructuring activities;

•	valuation of long-lived assets; and

•	share-based compensation.
We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our results. Refer to Note 1, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for further detail on these policies.
Product Sales and Intellectual Property Revenue Recognition and Valuation
We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales associated with reserves for allowances for collectability, discounts, price protection, product returns and distributor incentive programs at the time the related sale is recognized. The establishment of such reserves is dependent on a variety of factors, including contractual terms, analysis of historical data, current economic conditions, industry demand and both the current and forecasted pricing environments. The process of evaluating these factors is highly subjective and requires significant estimates, including, but not limited to, forecasted demand, returns, industry pricing assumptions, distributor resales and inventory levels. In future periods, additional provisions may be necessary due to (i) a deterioration in the semiconductor pricing environment, (ii) reductions in anticipated demand for semiconductor products and/or (iii) lack of market acceptance for new products. If these factors result in a significant adjustment to our reserves, they could significantly impact our future operating results.
Distributor reserves estimate the impact of credits granted to distributors under certain programs common in the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. The Company’s policy is to use a rolling historical experience rate, as well as a prospective view of products and pricing in the distribution channel for distributors who participate in our volume rebate incentive program, in order to estimate the proper provision for this program at the end of any given reporting period. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data does not represent anticipated future activity. In 2014, 2013 and 2012, 27%, 25% and 23% of our revenue, respectively, was generated from sales of our products to distributors for customers serviced exclusively through the distribution channel.
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
Accounting for Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. As a multinational corporation, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities, net operating loss and other tax carryforwards. Significant management judgment is required in determining whether these deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of these deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more-likely-than-not that deferred tax assets are recoverable. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence with greater weighting is necessary to support a conclusion that a valuation allowance is not needed. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•
Nature, frequency, and severity of recent losses. Cumulative losses in recent years are heavily weighted negative evidence. We compute cumulative losses by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including “non-recurring” items such as restructuring or impairment charges) for permanent items on a rolling twelve quarter basis. Because the Company provides deferred taxes for the repatriation of foreign earnings, we give no weight to foreign intercompany dividends in our evaluation of profitability as this is not indicative of our ability to realize net deferred tax assets.

•
Strength and trend of earnings as well as other relevant factors. The semiconductor industry is highly cyclical, so forecasting future profitability is uncertain. Furthermore, the Company has required repatriation of foreign earnings to meet domestic cash needs, including debt service, research and development expenses and capital investments. A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a valuation allowance.

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes cumulative losses in recent years. In such cases, we generally give these projections of future taxable income limited weight for the purposes of our valuation allowance assessment.

•	Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards.
As of December 31, 2014, we have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the domestic deferred tax assets. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: i) a lack of operational profitability in the U.S. Company, exclusive of foreign intercompany dividends, ii) forecasted reversal of existing temporary differences does not create taxable income, and iii) the Company operates in a highly cyclical industry. Valuation allowances of $1,193 million have been recorded on substantially all our U.S. deferred tax assets as of December 31, 2014.
At the end of each quarter, we evaluate the valuation allowance by reviewing the factors discussed above. This ongoing assessment is based on estimates and requires significant management judgment. At this time, the Company believes it will not have cumulative losses (as described above) on a rolling twelve quarter basis at some point in the next twelve to 18 months, and it is reasonably possible such positive evidence may result in reversal of the valuation allowance within this time frame. For example, if the 2014 trend in quarterly domestic operational profitability continues throughout 2015, such valuation allowance reversal may occur in the next twelve to 18 months. Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Any release of the domestic valuation allowance will be recorded as a non-cash deferred tax benefit, significantly increasing net earnings in the quarter in which the allowance is released. After the valuation allowance is released, we anticipate an effective tax rate approaching the U.S. statutory rate of 35%. The release of the valuation allowance has a minimal, if any, impact on current or projected cash income taxes. Cash taxes paid by the Company will continue to be driven by income in foreign jurisdictions until domestic income exceeds available tax attributes.
Additionally, in certain foreign jurisdictions, we record valuation allowances to reduce our net deferred tax assets to the amount we believe is more-likely-than-not to be realized after considering all positive and negative factors as to the recoverability of these assets. At December 31, 2014, valuation allowances of $43 million have also been recorded on certain deferred tax assets in foreign jurisdictions.
We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we have established reserves recognizing that various taxing authorities may challenge certain positions and our tax positions may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statues of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law. The amounts ultimately paid upon resolution of audits could be different from the amounts previously included in our income tax expense and therefore could have an impact on our tax provision, net earnings and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense (benefit) or adjust valuation allowances.
We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2014, we had reserves of $138 million for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities.
The Company is a Bermuda exempted company and is not subject to income taxes in Bermuda. The Company has asserted the permanent reinvestment exception in ASC 740 on approximately $130 million of undistributed earnings of the U.S. Company and therefore, U.S. withholding taxes of approximately $39 million are not provided on those earnings. Our intentions are to utilize those earnings in the Company's U.S. operations due to debt service obligations and for other liquidity needs. The undistributed earnings of the non-U.S. subsidiaries that are owned directly and indirectly by the U.S. Company are not permanently reinvested and a deferred tax liability of $343 million related to those undistributed earnings was recorded in the consolidated financial statements as of December 31, 2014.
Inventory Valuation Methodology
Inventory is valued at the lower of standard cost or estimated net realizable value. We regularly review our inventories and write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand. Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change with little or no forewarning. In estimating obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.
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
As of December 31, 2014 and 2013, we recorded $62 million and $65 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand and for any inventory where the cost exceeds the estimated net realizable value. Inventory impairment charges establish a new cost basis for inventory and are recorded in cost of sales. The change in our reserves for inventory from 2014 to 2013 was primarily due to the normal review and accrual of obsolete or excess inventory. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Restructuring Activities
We have undertaken, and may continue to undertake, significant restructuring initiatives which have required us, or may require us in the future, to implement plans to reduce our workforce, close facilities, discontinue product lines, refocus our business strategies and consolidate manufacturing, research and design centers and administrative operations. We initiate these plans in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. The restructuring reserves include estimated payments for employee termination benefits, such as severance payments, and exit costs, such as termination fees associated with leases or other contracts and other costs related to the closure of facilities. Given the significance and importance of successful execution of our restructuring activities, the complex process requires extensive reviews of plan estimates.
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
Following the appointment of Gregg Lowe as president and CEO of Freescale in 2012, we completed a detailed review of our strategic direction with the overall objective of identifying opportunities that would accelerate revenue growth and improve profitability. We recorded cash and non-cash charges of $30 million, $33 million and $52 million in 2014, 2013 and 2012, respectively, in connection with re-allocating research and development resources, re-aligning sales resources and making our operations more efficient. (Refer to Note 10, “Reorganization of Business and Other,” in the accompanying Consolidated Financial Statements for more information on the activities described in this section.)
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
The net book values of these tangible and intangible long-lived assets at December 31, 2014 and 2013 were as follows:

(in millions)	December 31, 2014	December 31, 2013
Property, plant and equipment	$750	$681
Intangible assets	59	52
Total net book value	$809	$733
Share-Based Compensation
We account for awards granted under our share-based employee compensation plans using the fair-value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These plans are more fully described in Note 6, “Employee Benefits and Incentive Plans” in the accompanying Consolidated Financial Statements.
In accordance with ASC Topic 718 and for purposes of determining share-based compensation expense, we estimated the fair values of non-qualified stock options granted under the 2011 Omnibus Plan, as amended and restated, using the Black-Scholes option-pricing model with the weighted-average assumptions indicated below:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Weighted average grant date fair value per share	$6.98	$7.05	$6.93
Weighted average assumptions used:
Expected volatility	48.79%	60.71%	63.00%
Expected lives (in years)	4.75	4.75	5.00
Risk free interest rate	1.43%	0.75%	0.92%
Expected dividend yield	—%	—%	—%
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
Also, we estimated the fair value of market-based restricted share units granted to certain executives awarded using the Monte Carlo valuation model, which includes a modifier for market results. The number of units that will vest will range from 0% to 150% of the target share awards based on the relative Total Shareholder Return (TSR) of the Company's share price as compared to a set of peer companies. The total compensation cost of these awards, net of forfeitures, will be amortized on a straight-line basis over a period of three years. The assumptions, in addition to projections of market results, used in the Monte Carlo model are outlined in the following table:

	Year ended December 31, 2014	Year ended December 31, 2013
Weighted average grant date fair value per share	$16.13	$17.01
Weighted average assumptions used:
Expected volatility	48.40%	48.32%
Expected lives (in years)	2.98	2.75
Risk free interest rate	0.80%	0.33%
Expected dividend yield	—%	—%
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
Recent Accounting Pronouncements
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
At December 31, 2014, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $97 million. These forward contracts have original maturities of less than three months. The fair value of the forward contracts was a net unrealized loss of $1 million at December 31, 2014. Forward contract losses of $5 million for 2014 were recorded in Other expense, net in the accompanying Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy	December 31, 2014
Malaysian Ringgit	$32
Chinese Renminbi	$30
Euro	$9
Japanese Yen	$5
Canadian Dollar	$4
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange derivative instruments would hypothetically decrease by $8 million as of December 31, 2014, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the hedging relationship. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At December 31, 2014, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $15 million. These contracts have original maturities of less than 15 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of December 31, 2014:

Buy (Sell)	December 31, 2014	Hedged Exposure
Malaysian Ringgit	$93	Cost of sales
Chinese Renminbi	$84	Cost of sales
	$21	Selling, general and administrative
	$21	Research and development
Japanese Yen	$42	Cost of sales
	16	Selling, general and administrative
Euro	$(39)	Net sales
Gains of less than $1 million in 2014 were recorded in the accompanying Consolidated Statement of Operations related to our realized results associated with these cash flow hedges. The fair value of these cash flow designated foreign exchange derivative instruments would hypothetically decrease by $20 million as of December 31, 2014, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Commodity Price Risk
We use gold swap contracts to hedge our exposure to increases in the price of gold wire used in our manufacturing processes. At December 31, 2014, we had outstanding gold swap contracts designated as cash flow hedges with notional amounts totaling 11,000 ounces. All of these outstanding contracts had original maturities of 15 months or less. The fair value of these gold swap contracts was a net unrealized loss of $1 million at December 31, 2014. During 2014, losses of $1 million were recorded in cost of sales related to the realized results attributable to these contracts. Based on expected gold purchases for the next twelve months, a 10% increase in the price of gold from the price at December 31, 2014 would increase our cost of sales by $3 million annually, absent our outstanding gold swap contracts, while increasing the fair value of our gold swap contracts by $1 million. Management believes that these financial instruments will not subject us to undue risk due to fluctuations in the price of gold bullion because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
At December 31, 2014, we had total indebtedness with an outstanding principal amount of $5,595 million, including $3,482 million of variable interest rate debt based on LIBOR. All of our variable rate debt had LIBOR floors that were above the current LIBOR rates, and therefore, is effectively fixed rate debt while LIBOR rates remain below these LIBOR floors. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $5 million per year, as the rates would remain below the LIBOR floor on the 2021 Term Loan.
During 2013, we effectively terminated our previous interest rate swap agreements that hedged exposure through 2016 by entering into offsetting agreements and as such, a change in LIBOR rates would not affect the cash flows under these interest rate swap arrangements because we have fixed the remaining payment stream under these agreements. During 2014, we entered into additional cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on our Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $12 million, which was estimated based on the yield curve at December 31, 2014. A 100 basis point increase in LIBOR rates would reduce the obligation under our interest rate swap agreements by approximately $28 million as the payments due to us under the agreements would exceed amounts payable to the counterparties.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $35 million of current maturities, was $5,568 million at December 31, 2014, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in corresponding interest rates would impact the fair value of our long-term debt by $72 million.

Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during 2014. We cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2014, we believe that our exposure to counterparty risk is immaterial.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Freescale Semiconductor, Ltd.:
We have audited the accompanying consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freescale Semiconductor, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas
February 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Freescale Semiconductor, Ltd.:
We have audited Freescale Semiconductor, Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Freescale Semiconductor, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Freescale Semiconductor, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freescale Semiconductor, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Austin, Texas
February 6, 2015

Freescale Semiconductor, Ltd.
Consolidated Statements of Operations

(in millions, except per share amounts)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales	$4,634	$4,186	$3,945
Cost of sales	2,509	2,399	2,304
Gross margin	2,125	1,787	1,641
Selling, general and administrative	499	464	438
Research and development	846	755	742
Amortization expense for acquired intangible assets	15	13	13
Reorganization of business and other	37	24	(15)
Operating earnings	728	531	463
Loss on extinguishment or modification of long-term debt	(79)	(217)	(32)
Other expense, net	(345)	(482)	(531)
Earnings (loss) before income taxes	304	(168)	(100)
Income tax expense	53	40	2
Net earnings (loss)	$251	$(208)	$(102)

Net earnings (loss) per share:
Basic	$0.84	$(0.81)	$(0.41)
Diluted	$0.83	$(0.81)	$(0.41)
Weighted average common shares outstanding:
Basic	298	256	248
Diluted	303	256	248
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Comprehensive Earnings (Loss)

(in millions)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net earnings (loss)	$251	$(208)	$(102)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	—	(6)	—
Derivative instruments adjustments:
Unrealized (losses) gains arising during the period	(21)	(8)	6
Reclassification adjustment for items included in net earnings (loss)	1	—	1
Post-retirement adjustments:
(Losses) gains arising during the period	(53)	47	(18)
Amortization of actuarial (losses) gains included in net earnings (loss)	(2)	2	—
Other comprehensive (loss) earnings	(75)	35	(11)
Comprehensive earnings (loss)	$176	$(173)	$(113)
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Balance Sheets

(in millions)	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$696	$747
Accounts receivable, net	562	388
Inventory, net	745	733
Other current assets	166	127
Total current assets	2,169	1,995
Property, plant and equipment, net	750	681
Intangible assets, net	59	52
Other assets, net	297	319
Total assets	$3,275	$3,047

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$35	$93
Accounts payable	413	398
Accrued liabilities and other	397	371
Total current liabilities	845	862
Long-term debt	5,535	6,386
Other liabilities	476	393
Total liabilities	6,856	7,641

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at December 31, 2014 or 2013	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 305 and 258 issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	9,163	8,326
Accumulated other comprehensive (loss) earnings	(26)	49
Accumulated deficit	(12,721)	(12,972)
Total shareholders’ deficit	(3,581)	(4,594)
Total liabilities and shareholders’ deficit	$3,275	$3,047
See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Shareholders' Deficit

	Common Shares
(in millions)	Common Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Accumulated Deficit	Total Shareholders’ Deficit
Balances at January 1, 2012	246	$2	$8,155	$25	$(12,662)	$(4,480)
Net loss	—	—	—	—	(102)	(102)
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	7	—	7
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(18)	—	(18)
Share-based compensation expense	—	—	39	—	—	39
Issuance of common shares under share-based compensation awards	2	—	9	—	—	9
Issuance of common shares under employee share purchase plan	1	—	14	—	—	14
Balances at December 31, 2012	249	$2	$8,217	$14	$(12,764)	$(4,531)
Net loss	—	—	—	—	(208)	(208)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	(6)	—	(6)
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	(8)	—	(8)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	49	—	49
Share-based compensation expense	—	—	43	—	—	43
Issuance of common shares under share-based compensation awards	7	1	39	—	—	40
Issuance of common shares under employee share purchase plan	2	—	27	—	—	27
Balances at December 31, 2013	258	$3	$8,326	$49	$(12,972)	$(4,594)
Net earnings	—	—	—	—	251	251
Net cash flow derivative instrument adjustments (net of tax effect)	—	—	—	(20)	—	(20)
Post-retirement obligation adjustment (net of tax effect)	—	—	—	(55)	—	(55)
Share-based compensation expense	—	—	62	—	—	62
Issuance of common shares under share-based compensation awards	5	—	20	—	—	20
Issuance of common shares under employee share purchase plan	2	—	31	—	—	31
Issuance of common shares under equity offering	40	—	717	—	—	717
Excess tax benefits from share-based compensation plans	—	—	7			7
Balances at December 31, 2014	305	$3	$9,163	$(26)	$(12,721)	$(3,581)

See accompanying notes.

Freescale Semiconductor, Ltd.
Consolidated Statements of Cash Flows

(in millions)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net earnings (loss)	$251	$(208)	$(102)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	269	275	275
Reorganization of business and other	37	24	(15)
Share-based compensation	67	48	43
Excess tax benefits from share-based compensation plans	(7)	—	—
Deferred incomes taxes	23	58	25
Loss on extinguishment or modification of long-term debt, net	79	217	32
Proceeds from business interruption insurance recoveries	—	—	96
Deferred intellectual property revenue	—	(86)	86
Other non-cash items	59	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	(219)	(32)	83
Inventory, net	(4)	60	17
Accounts payable and accrued liabilities	(6)	(38)	(145)
Other operating assets and liabilities	(45)	3	(49)
Net cash provided by operating activities	504	321	350

Cash flows from investing activities:
Purchases of property, plant and equipment	(249)	(151)	(123)
Acquisitions and strategic investment activity	(20)	—	1
Proceeds from the sale of property, plant and equipment	16	11	19
Payments for purchased licenses and other assets	(81)	(70)	(73)
Net cash used for investing activities	(334)	(210)	(176)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations(1)	(1,568)	(5,062)	(734)
Debt issuance proceeds, net of debt issuance costs(1)	590	4,929	481
Proceeds from equity offering, net of offering costs	717	—	—
Proceeds from stock option exercises and ESPP share purchases	47	62	21
Excess tax benefits from share-based compensation plans	7	—	—
Net cash used for financing activities	(207)	(71)	(232)

Effect of exchange rate changes on cash and cash equivalents	(14)	(4)	(3)
Net (decrease) increase in cash and cash equivalents	(51)	36	(61)
Cash and cash equivalents, beginning of period	747	711	772
Cash and cash equivalents, end of period	$696	$747	$711

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
On December 1, 2006, Freescale Inc. was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). Pursuant to the terms of the Merger, Freescale Inc. continues as a wholly owned indirect subsidiary of Freescale Semiconductor, Ltd. (“Freescale Ltd.”). At the close of the Merger, Freescale Inc. became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Ltd. All five of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Freescale Holdings L.P., a Cayman Islands limited partnership (“Freescale LP”), an entity controlled by the Sponsors, owns the majority of the outstanding shares of Freescale Ltd. as of December 31, 2014. The reporting entity subsequent to the Merger is Freescale Ltd. Freescale Ltd. refers to the operations of Freescale Ltd. and its subsidiaries and may be referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
During the second quarter of 2011, we completed an IPO with an over-allotment option under which we sold a total of 49 million of our common shares at a public offering price of $18.00 per share, the net proceeds from which were largely used to repay or redeem a portion of our outstanding indebtedness. During the first quarter of 2014, we completed an equity issuance in which we sold 40.25 million of our common shares, including the exercise of the underwriters' option, at a public offering price of $18.50 per share (the "Q1 2014 Equity Offering"). The net proceeds of this offering were approximately $717 million, after deducting the costs directly attributable to the transaction including underwriters’ discounts and commissions and offering expenses. We contributed the net proceeds to Freescale Inc. to redeem, along with cash on hand, an aggregate of approximately $680 million in outstanding indebtedness and to pay approximately $38 million in call premiums associated with the debt extinguishment. (Refer to Note 4, “Debt,” for further discussion of the redemption and related transactions referenced in this section.)
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
Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms are recognized upon delivery. Accruals are established, with the associated reduction to net sales at the time the related revenue is recognized, for allowances for discounts and product returns based on actual historical experience. Revenue for services is recognized ratably over the contract term or as services are performed.

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
Revenue related to licensing agreements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection of resulting receivables is reasonably assured. Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligations and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized based on royalty reports received from the licensee, provided that all other criteria have been met. As a percentage of sales, revenue related to intellectual property sales or licensing agreements represented 1%, 5% and 5% for the years ended December 31, 2014, 2013 and 2012, respectively.
Distributor Sales: Revenue from sales to distributors of our products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, we offer incentive programs common to the semiconductor industry whereby distributors receive certain price adjustments to meet individual competitive opportunities, or are allowed to return or scrap a limited amount of product in accordance with contractual terms agreed upon with the distributor, or receive price protection credits when our standard published prices are lowered from the price the distributor paid for product still in its inventory. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to net sales, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current distributor inventory levels. The Company’s policy is to use a rolling historical experience rate, as well as a prospective view of products and pricing in the distributor channel for distributors who participate in our volume rebate incentive program, in order to estimate the proper provision for this program at the end of any given reporting period. We continually monitor the actual claimed allowances against our estimates, and we adjust our estimates as appropriate to reflect trends in pricing environments and distributor resales and inventory levels. Distributor reserves are also adjusted when recent historical data does not represent anticipated future activity. As a percentage of sales, revenue derived from distributors for customers serviced exclusively through the distribution channel represented 27%, 25% and 23% for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within other expense, net in the accompanying Consolidated Statements of Operations. Gains and losses on financial instruments that hedge future cash flows are deferred until such time as the underlying transactions are recognized or are recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense. These financial instruments are presented on a gross basis in the Consolidated Balance Sheets.
Prior to the change in functional currency, the effects of translating the financial position and results of operations of local currency functional operations for certain of our non-U.S. subsidiaries into U.S. dollars were included in a separate component of shareholders’ deficit.

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
Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the straight-line method, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 3-7 years), and commences once the assets are ready for their intended use.
Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and is reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.
Intangible Assets: Our intangible assets are amortized on a straight-line basis over their respective estimated useful lives primarily ranging from two to ten years. The useful lives of the intangible assets acquired by Freescale Ltd. as part of the Merger were established in connection with the allocation of fair values at December 2, 2006 and were largely fully amortized as of December 31, 2011. We have no intangible assets with indefinite useful lives.
Impairment of Long-Lived Assets: Long-lived assets held and used by us and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset group exceeds the fair value of the assets. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued.
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
Debt Issuance Costs: We capitalize direct costs incurred to obtain financings and amortize these costs over the terms of the related debt instrument using the effective interest method. Upon the extinguishment of the related debt, any unamortized debt issuance costs are immediately expensed.
Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2014 and 2013. See Note 3, “Fair Value Measurement,” Note 4, “Debt,” Note 5, “Risk Management” and Note 6, “Employee Benefit and Incentive Plans” for further details concerning fair value measurement, the fair value of our long-term debt, derivative contracts and pension plan assets, respectively.
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

Business Segments: Management believes the current organizational structure of our sales and marketing, new product introduction, and supply chain operations enables us to execute to our strategic growth initiatives. We design, develop, manufacture and market high-performance semiconductor products. Our Chief Executive Officer (“CEO”) has been identified as the Chief Operating Decision Maker (“CODM”) as defined by ASC Topic 280, “Segment Reporting” (“ASC Topic 280”). Under the leadership of our CODM, our Company is structured and organized around standardized roles and responsibilities based on the following centralized corporate functions: Sell (sales and marketing/strategy), Design (research and development, product design and new product introduction) and Build (manufacturing, supply chain operations, quality and process technology) along with our corporate support functions (finance, information technology, human resources and legal). This centralized structure supports a uniform global operating strategy in which the CODM executes strategic planning based on our target markets, capital investment and resource allocation decisions at the total Company level.
We have five product groups that have similar products, production processes, types of customers and methods for distribution. In addition, the tools and technology used in the design of our products are shared among the various product groups. These product groups engage in business activities that earn revenue; however the majority of the expenses generated by each product group are allocated to the product group by other centralized functions. The operational results of the product groups are provided on a supporting basis to our CODM along with other financial, operating and market data on the overall Company to facilitate management supervision over, and measure the efficiency of, the Company’s operations at level higher than the individual products.
In regards to the “Sell” component of our strategy, it is the role of our global sales and marketing team, as directed by our CODM, to identify new business opportunities across our target markets. The members of our sales and marketing team are organized by customer and are responsible for maximizing the total Company market share within each customer. Our product groups have been established to manage the “Design” element of our Company strategy via product design and new product introduction. The General Managers ("GMs") of the product groups, under the direction of the CODM, coordinate the achievement of design wins, revenue, gross margin and certain other performance targets. However, the CODM can override decisions made by the GMs at any time. Manufacturing operations, by following the strategic roadmap established by the CODM, is responsible for the “Build” element which is achieved through the planning of production, prioritization of our manufacturing capabilities, and new product costing assessments to ensure we are using our manufacturing capacity effectively to support our product roadmaps and fulfill customer requirements. The GMs of the product groups are not segment managers as evidenced by the lack of autonomous control each GM has over their respective product groups.
Based upon the current organizational structure, we operate and account for our results in one operating segment, as defined by ASC Topic 280, and therefore, the aggregation criteria to determine reportable segments are not applicable.
(2) Other Financial Data
Statements of Operations Supplemental Information
Intellectual Property Revenue
Intellectual property revenue for 2014, 2013 and 2012 was $54 million, $203 million and $191 million, respectively. Of these amounts, for 2013 and 2012, we recorded intellectual property revenue of $164 million and $136 million, respectively, related to multiple deliverable arrangements entered into during the second quarter of 2012. These arrangements included (i) multi-year patent license agreements, ranging from six to eight years, and renewal options upon the expiration of such license agreement and (ii) patent sales and services. The total consideration received under these agreements was $304 million, of which $5 million, $78 million and $198 million was received in 2014, 2013 and 2012, respectively. The remaining cash of $23 million will be received in connection with one of these deliverable arrangements over the next five years, with $5 million anticipated to be received within the next twelve months.
Loss on Extinguishment or Modification of Long-Term Debt
During 2014, we recorded charges totaling $79 million associated with the debt redemptions that occurred during the third and fourth quarters of 2014 along with the extinguishment of debt and the amendments to our senior secured credit facilities completed during the first quarter of 2014. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for discussion of the transactions referenced in this section.)
During 2013, we recorded charges totaling $217 million associated with the extinguishment and modification of existing debt and the issuance of secured notes and term loans. These charges consisted of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization.
During 2012, we recorded charges totaling $32 million associated with (i) the refinancing of a portion of our subordinated notes, which included both the extinguishment and modification of existing debt and the issuance of a term loan, and (ii) the redemption of a portion of our senior notes. These charges consisted of call premiums, the write-off of unamortized debt issuance costs associated with the extinguished debt and other expenses not eligible for capitalization.
Other Expense, Net
The following table displays the amounts comprising Other expense, net in the Consolidated Statements of Operations:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Interest expense	$(353)	$(490)	$(519)
Interest income	10	7	9
Interest expense, net	(343)	(483)	(510)
Other, net	(2)	1	(21)
Other expense, net	$(345)	$(482)	$(531)
Cash paid for interest was $360 million, $497 million and $511 million during 2014, 2013 and 2012, respectively.
During 2012, we recorded losses in other, net of $21 million primarily attributable to the realized results and changes in the fair value associated with our non-cash flow designated interest rate swap agreements, as recorded in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), partially offset by foreign currency fluctuations.
Net Earnings (Loss) Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. Approximately 12 million, 25 million and 27 million for 2014, 2013 and 2012, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and is greater than the exercise price of these awards and the assumed repurchases of shares under the treasury stock method.
The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per common share computations for the periods presented:

(in millions, except per share amounts)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Basic net earnings (loss) per share:
Numerator:
Net earnings (loss)	$251	$(208)	$(102)
Denominator:
Weighted average common shares outstanding(1)	298	256	248
Basic net earnings (loss) per share	$0.84	$(0.81)	$(0.41)
Diluted net earnings (loss) per share:
Numerator:
Net earnings (loss)	$251	$(208)	$(102)
Denominator:
Number of shares used in basic computation(1)	298	256	248
Add: Incremental shares for dilutive effect of warrants(2)	—	—	—
Add: Incremental shares for dilutive effect of stock options(3)	2	—	—
Add: Incremental shares for dilutive effect of unvested RSUs(4)	3	—	—
Adjusted weighted average common shares outstanding	303	256	248
Diluted net earnings (loss) per share	$0.83	$(0.81)	$(0.41)

(1)
Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs. The increase in weighted average common shares outstanding during 2014 is largely the result of the Q1 2014 Equity Issuance.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during all periods presented but was not included in the 2014 computation of diluted EPS because the warrant’s exercise price was greater than the average fair market value of the common shares. For 2013 and 2012, the warrant was not included in the computation of diluted EPS as a net loss was incurred in both periods.

(3)
Stock options to purchase an aggregate of 2 million common shares that were outstanding during 2014 were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common shares or the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options. Stock options to purchase an aggregate of 8 million and 13 million common shares that were outstanding during 2013 and 2012, respectively, were not included in the computation of diluted EPS as a net loss was incurred in both periods.

(4)
Unvested RSUs of less than 1 million for 2014 were anti-dilutive and were not included in the computation of diluted EPS because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. Unvested RSUs of 7 million and 4 million that were outstanding during 2013 and 2012, respectively, were not included in the computation of diluted EPS as a net loss was incurred in both periods.

Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	December 31, 2014	December 31, 2013
Work in process and raw materials	$517	$497
Finished goods	228	236
Inventory, net	$745	$733
As of December 31, 2014 and 2013, we had $62 million and $65 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand and for any inventory where the cost exceeds the estimated net realizable value. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Other Current Assets
Other current assets consisted of the following:

	December 31, 2014	December 31, 2013
Deferred income taxes	$84	$54
Prepaid expenses	32	27
Miscellaneous receivables	25	19
Income tax receivable	6	6
Other	19	21
Total other current assets	$166	$127

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31, 2014	December 31, 2013
Land	$56	$56
Buildings and improvements	821	862
Machinery and equipment	2,656	2,513
Assets not yet placed in service	54	24
Total	3,587	3,455
Less accumulated depreciation and amortization	(2,837)	(2,774)
Property, plant and equipment, net	$750	$681
Depreciation and amortization expense was $173 million, $181 million and $179 million for 2014, 2013 and 2012, respectively. Included in property, plant and equipment, net are capital lease assets of less than $1 million and $1 million as of

December 31, 2014 and 2013, respectively. These capital lease amounts are net of accumulated amortization of $5 million and $20 million as of December 31, 2014 and 2013, respectively.
Intangible Assets, Net
Intangible assets, net of $59 million and $52 million at December 31, 2014 and 2013, respectively, were composed of the following:

	December 31, 2014		December 31, 2013
	Amortizable Cost	Accumulated Amortization	Amortizable Cost	Accumulated Amortization
Developed technology/purchased licenses	$46	$26	$40	$25
Trademarks/tradenames	144	119	144	107
Customer relationships	16	2	—	—
Intangible assets	$206	$147	$184	$132
Amortization expense for these intangible assets was $31 million, $27 million and $29 million for 2014, 2013 and 2012, respectively. Amortization expense is estimated to be $31 million in 2015, $25 million in 2016 and $6 million in 2017. There is currently no amortization expense scheduled past 2017. As a result of two acquisitions completed during 2014, we recorded $18 million of intangible assets, largely comprised of customer relationships, to be amortized over periods ranging from one to three years. In connection with the Strategic Realignment, we recorded an $11 million accelerated amortization charge to reorganization of business and other in 2012 associated with the change in remaining useful lives of certain of our purchased licenses. As a result, operating earnings decreased and net loss increased by approximately the same amount, or by $0.04 per share. (Refer Note 10, “Reorganization of Business and Other” for further details regarding this charge.)
Other Assets, Net
Other assets, net consisted of the following:

	December 31, 2014	December 31, 2013
Deferred income taxes	$79	$92
Debt issuance costs, net	76	102
Tool and die, net	64	56
Other long-term receivables	38	34
Asia land leases	18	18
Income tax receivable	16	11
Other	6	6
Total other assets, net	$297	$319
Accrued Liabilities and Other
Accrued liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Employee compensation	$156	$150
Interest payable	52	75
Severance	30	31
Unrealized forward contracts	19	5
Taxes other than income taxes	16	16
Deferred revenue	15	1
Other	109	93
Total accrued liabilities and other	$397	$371

Other Liabilities
Other liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Retiree healthcare obligation	$147	$117
Pension obligations	134	107
Deferred income taxes	95	65
Environmental reserves	38	39
Income taxes payable	25	28
Interest rate swap and related agreements	13	9
Other	24	28
Total other liabilities	$476	$393
Accumulated Other Comprehensive (Loss) Earnings
Accumulated other comprehensive (loss) earnings consisted of the following:

	Unrealized (Losses) Gains on Derivatives	Unrealized Gains (Losses) on Post-retirement Obligations	Foreign Currency Translation	Total
Balance at of January 1, 2012	$(5)	$5	$25	$25
2012 net change	7	(18)	—	(11)
Balance at December 31, 2012	2	(13)	25	14
2013 net change	(8)	49	(6)	35
Balance at December 31, 2013	$(6)	$36	$19	$49
2014 net change	(20)	(55)	—	(75)
Balance at December 31, 2014	$(26)	$(19)	$19	$(26)

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents, derivative contracts and certain other assets and liabilities, as required, at fair value on a recurring basis. The tables below set forth, by level, the fair value of these assets and liabilities as of December 31, 2014 and December 31, 2013, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. During both 2014 and 2013, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at December 31, 2014 or December 31, 2013.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2014	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$344	$344	$—
Money market mutual funds (1)	7	7	—
Foreign currency derivative contracts (2)	3	—	3
Interest rate swap agreements (3)	1	—	1
Total assets	$355	$351	$4
Liabilities
Foreign currency derivative contracts (2)	$19	$—	$19
Interest rate swap agreements (3)	13	—	13
Commodity derivative contracts (4)	1	—	1
Total liabilities	$33	$—	$33

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2013	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$339	$339	$—
Money market mutual funds (1)	5	5	—
Foreign currency derivative contracts (2)	2	—	2
Interest rate swap agreements (3)	1	—	1
Total assets	$347	$344	$3
Liabilities
Foreign currency derivative contracts (2)	$5	$—	$5
Interest rate swap agreements (3)	6	—	6
Commodity derivative contracts (4)	3	—	3
Total liabilities	$14	$—	$14
The following footnotes indicate where the noted items are reported in our Consolidated Balance Sheets at December 31, 2014 and December 31, 2013:

(1)	Time deposits and money market mutual funds are reported as cash and cash equivalents.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as current assets, accrued liabilities and other or other liabilities.

(4)	Commodity derivative contracts are reported as accrued liabilities and other.
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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was approximately $5,568 million, exclusive of $35 million of current maturities, at December 31, 2014, and approximately

$6,566 million, exclusive of $93 million of current maturities, at December 31, 2013, the fair values of these financial instruments were not materially different from their carrying or contract values on those dates. The fair value of our-long term debt is considered a Level 1 input based on broker trading prices in active markets.
(4) Debt
The carrying value of our long-term debt at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31, 2014	December 31, 2013
2016 Term Loan	$—	$347
2020 Term Loan	—	2,349
Amended 2020 Term Loan	2,674	—
2021 Term Loan	783	790
2019 Revolver	—	—
Senior secured 5.00% notes due 2021	500	500
Senior secured 6.00% notes due 2022	960	960
Senior unsecured floating rate notes due 2014	—	57
Senior unsecured 10.75% notes due 2020	473	473
Senior unsecured 8.05% notes due 2020	180	739
Senior subordinated 10.125% notes due 2016	—	264
Total debt	5,570	6,479
Less: current maturities	(35)	(93)
Total long-term debt	$5,535	$6,386
Third and Fourth Quarter of 2014 Debt Redemption Transactions
On September 29, 2014, after the requisite notice period, Freescale Inc. redeemed $100 million principal amount of the senior unsecured 8.05% notes due 2020 (the "8.05% Unsecured Notes") and recorded a $10 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
On November 10, 2014, after the requisite notice period, Freescale Inc. redeemed an additional $100 million principal amount of the 8.05% Unsecured Notes and recorded an incremental $10 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
First Quarter of 2014 Revolver Amendment and Debt Redemption Transactions
On February 10, 2014, Freescale Inc. entered into an amendment to its existing revolving credit facility which became effective on February 18, 2014 (the "Q1 2014 Revolver Amendment"). Pursuant to the amendment, the existing revolving credit facility was replaced with a new revolving credit facility with an aggregate of $400 million of commitments (the "2019 Revolver"). The amendment also extended the maturity of the new revolving credit facility to February 1, 2019. Except as described above, the 2019 Revolver is subject to substantially the same terms and conditions as the prior revolving credit facility, including the same pro rata split between United States Dollar and alternative currency availability.
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
In connection with these transactions, we recorded a charge of $48 million in the Consolidated Statement of Operations during 2014 comprised of call premiums totaling $38 million along with the write-off of unamortized debt issuance costs and other expenses not eligible for capitalization under ASC Topic 470-50.
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
In connection with this transaction, we incurred approximately $6 million of fees and expenses, of which $1 million was capitalized and will be amortized over the term of the Amended 2020 Term Loan. We recorded a charge of $11 million during 2014 associated with this transaction, which was comprised of the write-off of unamortized debt issuance costs, OID and other expenses not eligible for capitalization under ASC Subtopic 470-50.
Credit Facility
At December 31, 2014, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) the Amended 2020 Term Loan, (ii) the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the 2019 Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. At December 31, 2014, the interest rate on the Amended 2020 Term Loan and the 2021 Term Loan was 4.25% and 5.00%, respectively. The available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit at December 31, 2014.
Amended 2020 Term Loan
At December 31, 2014, $2,692 million was outstanding under the Amended 2020 Term Loan, which will mature on March 1, 2020. The Amended 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The third amended and restated credit agreement as of March 1, 2013 as amended by the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing transaction (the "Credit Agreement") governs the terms of the Credit Facility and based on our total leverage ratio provides that the spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the Amended 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance of the Amended 2020 Term Loan, or $27 million annually. At December 31, 2014, the Amended 2020 Term Loan was recorded on the Consolidated Balance Sheet at a $18 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At December 31, 2014, $790 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our total leverage ratio, the Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or $8 million annually. At December 31, 2014, the 2021 Term Loan was recorded on the Consolidated Balance Sheet at a $7 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.

The obligations under the Credit Agreement are unconditionally guaranteed by the same parties and in the same manner as under the credit agreement that was in effect prior to the Q1 2014 Revolver Amendment and the Q1 2014 Term Loan Refinancing Transaction.
Senior Notes
Freescale Inc. had an aggregate principal amount of $2,113 million in senior notes outstanding at December 31, 2014, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"), (iii) $473 million of 10.75% senior unsecured notes due 2020 (the "10.75% Unsecured Notes") and (iv) $180 million of 8.05% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; (iii) every February 1st and August 1st for the 10.75% Unsecured Notes; and (iv) every February 1st and August 1st for the 8.05% Unsecured Notes.
Guarantees and Right of Payment
The obligations under the Credit Facility are unconditionally guaranteed by certain of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly-owned “Restricted Subsidiaries,” as defined in the Credit Facility agreement. As of December 31, 2014, Freescale Inc. had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale Inc. and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale Inc., 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly owned foreign subsidiaries, in each case that are directly owned by Freescale Inc. or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale Inc. In addition, in the event that Freescale Inc. (i) transfers foreign subsidiaries to, or forms new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfers assets to such foreign subsidiaries, Freescale Inc. will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the Credit Agreement. There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the Credit Agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied ratably to each class of term loan then outstanding and will be applied to scheduled quarterly installments of such term loans in direct order of maturity.
The 5.00% Secured Notes are governed by the indenture dated as of May 21, 2013 (the “5.00% Indenture”), and the 6.00% Secured Notes are governed by the indenture dated as of November 1, 2013 (the “6.00% Indenture”). The Guarantors also guarantee, jointly and severally, the 5.00% Secured Notes and 6.00% Secured Notes on a senior secured basis. The 10.75% Unsecured Notes are governed by the indenture dated as of September 30, 2010 (the “10.75% Indenture”) and the 8.05% Unsecured Notes are governed by the Indenture dated as of June 10, 2011 (the “8.05% Indenture”). The 10.75% Unsecured Notes and the 8.05% Unsecured Notes are guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors. (Refer to definition and discussion of the Guarantors in Note 14, "Supplemental Guarantor Condensed Consolidating Financial Statements.")
Relative to our overall indebtedness, the 5.00% Secured Notes and the 6.00% Secured Notes rank in right of payment (i) pari passu to our existing senior secured indebtedness and (ii) senior to senior unsecured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior unsecured indebtedness. The 10.75% Unsecured Notes and the 8.05% Unsecured Notes rank in right of payment (i) junior to senior secured indebtedness to the extent of the value of any underlying collateral, but otherwise pari passu to such senior secured indebtedness and (ii) pari passu to our existing senior unsecured indebtedness.
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
Freescale Inc. may redeem the 6.00% Secured Notes, in whole or in part, at any time prior to November 15, 2016, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the redemption date, plus the applicable make-whole premium, as described in the 6.00% Indenture. Freescale Inc. may redeem the notes, in whole or in part, at any time on or after November 15, 2016 at a redemption price equal to a fixed percentage of the notes’ principal balance ranging from 104.5% to 100%, depending upon the redemption date, plus accrued and unpaid interest as described in the indenture governing these notes. In addition, at any time on or prior to November 15, 2016, Freescale Inc. may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price equal to 106% of the aggregate principal amount as described in the 6.00% Indenture. If Freescale Inc. experiences certain change of control events, the 6.00% Secured Note holders may require Freescale to repurchase all or part of their notes at 101% of the principal amount of the notes, plus accrued and unpaid interest to the repurchase date.
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
As of December 31, 2014, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower and the fixed charge coverage ratio of 2.00:1 or greater but did not meet the consolidated secured debt ratio of 3.25:1 or lower. As of December 31, 2014, Freescale Inc.’s total leverage ratio was 4.52:1, senior secured first lien leverage ratio was 3.88:1, fixed charge coverage ratio was 3.67:1 and consolidated secured debt ratio was 4.52:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
Hedging Transactions
During 2014, we entered into cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on the Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016 and continuing through 2018. (Refer to Note 5, “Risk Management,” for further details of these hedging agreements.)
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

Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of December 31, 2014, future obligated debt payments are $35 million each year from 2015 through 2019 and $5,420 million thereafter. Subsequent to the end of the fourth quarter of 2014, Freescale Inc. delivered notice of redemption for the remaining $180 million of 8.05% Unsecured Notes and for $70 million of the outstanding 10.75% Unsecured Notes to occur in the first quarter of 2015. Accordingly, $250 million of principal payments previously obligated in 2020 will be paid in February 2015. We expect to record a charge of approximately $20 million in connection with this redemption, reflective of call premiums and the write-off of unamortized debt issuance costs.
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
At December 31, 2014 and December 31, 2013, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $97 million and $112 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of less than 15 months. The fair value of the forward contracts was a net unrealized loss of $1 million at both December 31, 2014 and December 31, 2013. Forward contract losses of $5 million, $6 million and $2 million for 2014, 2013 and 2012, respectively, were recorded in Other expense, net in the Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of December 31, 2014 and December 31, 2013:

Buy	December 31, 2014	December 31, 2013
Malaysian Ringgit	$32	$16
Chinese Renminbi	$30	$30
Euro	$9	$29
Japanese Yen	$5	$15
Canadian Dollar	$4	$2
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with Net sales, Cost of sales, Selling, general and administrative expenses and Research and development expenses. These forward contracts have original maturities of less than 15 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815 as of December 31, 2014 and December 31, 2013:

Buy (Sell)	December 31, 2014	December 31, 2013	Hedged Exposure
Malaysian Ringgit	$93	$80	Cost of sales
Chinese Renminbi	$84	$93	Cost of sales
	$21	$23	Selling, general and administrative
	$21	$23	Research and development
Japanese Yen	$42	$35	Cost of sales
	$16	$—	Selling, general and administrative
Euro	$(39)	$(33)	Net sales
At December 31, 2014 and December 31, 2013, we had cash flow designated forward contracts with a total fair value of net unrealized losses of $15 million and $2 million, respectively. Gains of less than $1 million, $3 million and $1 million during 2014, 2013 and 2012, respectively, were recorded in the Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted exposures being hedged.
Commodity Price Risk
We operate facilities that consume commodities, and we have established forecasted transaction risk management programs to mitigate fluctuations in the fair value and the volatility of future cash flows caused by changes in commodity prices. These programs reduce, but do not always entirely eliminate, the impact of commodity price movements.
We use gold swap contracts to hedge our exposure to increases in the price of gold and designate such contracts as cash flow hedges under ASC Topic 815. At December 31, 2014 and December 31, 2013, these contracts had net outstanding notional amounts totaling 11,000 ounces and 27,500 ounces, respectively, and are accounted for at fair value. All of these outstanding gold swap contracts have original maturities of 15 months or less. The fair value of these contracts was a net unrealized loss of $1 million and $3 million at December 31, 2014 and December 31, 2013, respectively. Losses of $1 million, $5 million and $3 million were recorded in Cost of Sales during 2014, 2013 and 2012, respectively, related to our realized results attributable to these gold swap contracts. Management believes that these financial instruments will not subject us to undue risk of fluctuations in the price of gold because gains and losses on these swap contracts should offset losses and gains on the forecasted gold wire expense being hedged.
Interest Rate Risk
We use interest rate swaps to assist in managing the interest rate risk associated with the variable rate portion of our debt portfolio. During 2014, we entered into cash flow designated interest rate swap agreements that fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of these interest rate swap agreements was an unrealized loss of $9 million at December 31, 2014. (Refer to Note 4, “Debt,” for further details of our variable rate indebtedness.)
Prior to 2013, we used interest rate swap agreements to assist in managing the variable rate portion of our debt portfolio. In connection with the debt refinancing transaction that occurred during the first quarter of 2013, under which the majority of our debt became effectively fixed rate debt as long as LIBOR rates remain below the respective LIBOR floors on our variable rate term loans, we either terminated or, in lieu of terminating the agreements and incurring a penalty, entered into offsetting interest rate swap agreements. This resulted in a $15 million liability to be paid through December 1, 2016, the end of the original expiration of the interest rate swap agreements. The balance of this obligation at December 31, 2014 was $9 million, after $4 million of this liability was paid during 2014. The change in fair value arising from the offsetting swap agreements along with the existing agreements are recorded in Other expense, net in the Consolidated Statements of Operations.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2014, we believe that our exposure to counterparty risk is immaterial.

(6) Employee Benefit and Incentive Plans
Share and Equity-based Compensation
Our total share and equity-based compensation expense is presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cost of sales	$14	$11	$8
Selling, general and administrative	34	26	27
Research and development	19	11	8
Total	$67	$48	$43
2011 Omnibus Incentive Plan
Non-qualified Options
During 2014, we granted approximately 2.5 million stock options under the 2011 Omnibus Incentive Plan, as amended and restated, (the "2011 Plan") to certain executives and employees. Included in this amount were 2.1 million stock options granted on January 5, 2014 as part of the annual long-term incentive grants (the "2014 Annual Grant"). The awards granted in connection with the 2014 Annual Grant had a grant date fair value of $6.67 per share and an exercise price of $15.37 per share, which was equal to the stock price on January 3, 2014, the last trading day before the award date. Total compensation costs associated with the stock options under the 2014 Annual Grant was $11 million, net of estimated forfeitures.
Under the 2011 Plan, we have granted approximately 7 million non-qualified stock options in Freescale Ltd. (the “2011 Options”) with exercise prices ranging from $8.73 to $24.79 per share, to certain executives and employees, which remain outstanding as of December 31, 2014. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant, and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of December 31, 2014, we had approximately $26 million of unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital.
The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Weighted average grant date fair value per share	$6.98	$7.05	$6.93
Weighted average assumptions used:
Expected volatility	48.79%	60.71%	63.00%
Expected lives (in years)	4.75	4.75	5.00
Risk free interest rate	1.43%	0.75%	0.92%
Expected dividend yield	—%	—%	—%
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

A summary of changes in the 2011 Options outstanding during 2014 is presented below:

	Stock Options (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2014	5,807	$13.09	6	$17
Granted	2,491	$16.55
Terminated, canceled or expired	(411)	$14.56
Exercised	(900)	$12.73
Balance at December 31, 2014	6,987	$14.28	5	$76
Exercisable options at December 31, 2014	1,509	$12.90	5	$19
The intrinsic value of options exercised under this plan during 2014 and 2013 was $7 million and $1 million, respectively.
Restricted Share Units
During 2014, we granted approximately 4.2 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount were 3.8 million RSUs granted in connection with the 2014 Annual Grant with a grant date fair value of $15.37 per RSU and total compensation cost of $45 million, net of estimated forfeitures. While RSUs generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, some RSUs vest at a rate of one-third of the total grant on each of the first, second and third anniversaries of the date of grant, or other vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. RSUs are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.
Also during 2014, we granted approximately 0.9 million performance-based RSUs ("TSR") to certain executives largely in connection with the 2014 Annual Grant. Each TSR cliff vests on the third anniversary of the date of grant upon certification of performance by the Compensation and Leadership Committee of the Board of Directors after the completion of the performance period, and entitles the grant recipient to receive from 0 to 1.50 common shares for each of the target units awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for the TSRs granted in connection with the Annual Grant was $15.98 per TSR, with a total compensation cost of $12 million, net of estimated forfeitures. TSRs are amortized on a straight-line basis over a period of three years to additional paid-in capital. The assumptions used in the Monte Carlo model, outside of projections of market results, are outlined in the following table:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average grant date fair value per share	$16.13	$17.01
Weighted average assumptions used:
Expected volatility	48.40%	48.32%
Expected lives (in years)	2.98	2.75
Risk free interest rate	0.80%	0.33%
Expected dividend yield	—%	—%
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
As of December 31, 2014 we had approximately $79 million of unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of three or four years, depending on the award, for RSUs and three years for TSRs and PRSUs. Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on the passage of time for the RSUs and based on both the passage of time and performance results for the TSRs and PRSUs.
A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during 2014 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. Grant Date Fair Value Per Share
Non-vested RSU, TSR and PRSU balance at January 1, 2014	7,291	$14.04
Granted	5,107	$15.94
Issued	(2,059)	$13.93
Terminated, canceled or expired	(581)	$14.57
Non-vested RSU, TSR and PRSU balance at December 31, 2014	9,758	$15.03
The weighted average grant date fair value of all RSUs, TSRs and PRSUs granted during 2014, 2013 and 2012 was $15.94 per share, $13.98 per share and $14.71 per share, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during 2014, 2013 and 2012 was $49 million, $16 million and $3 million, respectively.
2015 Annual Grant
On January 5, 2015, we granted approximately 1.6 million stock options and 3.6 million RSUs under the 2011 Plan to certain executives and employees as part of our annual long-term incentive grants ("2015 Annual Grant"). The stock options and RSUs generally vest 25% on each of the first, second, third and fourth anniversaries of the date of grant. The grant date fair value of the stock options was $9.83 and the exercise price for these awards was equal to the closing price on January 5, 2015, the last active trading day prior to the grant date, of $24.63. The grant date fair value for these RSUs was $24.63 per RSU. Total compensation costs associated with these awards of $81 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of four years to additional paid-in capital.
Also, as part of the 2015 Annual Grant, we granted TSRs to certain executives. The target units awarded were approximately 0.6 million, which cliff vest on the third anniversary of the date of grant upon certification of performance by the Compensation and Leadership Committee of the Board of Directors after the completion of the performance period. The number of units that will vest will range from 0% to 150% of the target shares awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The grant date fair value for these TSR awards was $25.87 per TSR, as determined using the Monte-Carlo valuation model, and total compensation costs of $13 million, net of estimated forfeitures, will be amortized on a straight-line basis over a period of three years to additional paid-in capital.
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
During 2014, approximately 994 thousand and 299 thousand stock options were exercised under the 2006 MIP and the 2007 EIP, respectively, with weighted average strike prices of $6.80 and $6.40, respectively. As of December 31, 2014, there were 537 thousand and 556 thousand stock options outstanding under the 2006 MIP and the 2007 EIP, respectively.
Employee Share Purchase Plan
Our Employee Share Purchase Plan (“ESPP”), as amended and restated, has approximately 7 million remaining common shares reserved for future issuance after taking into account the shares issued on January 6, 2015. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1. On January 3, 2014, approximately 902 thousand common shares of Freescale were issued to participating employees under the ESPP for the second half of 2013 purchase period at a discounted price of $13.64 per share. On July 3, 2014, approximately 722 thousand common shares of Freescale were issued to participating employees under the ESPP for the first half of 2014 purchase period at a discounted price of $19.98 per share. On January 6, 2015, approximately 690 thousand common shares of Freescale were issued to participating employees under the ESPP for the second half of 2014 purchase period at a discounted price of $21.45 per share. During 2014, 2013 and 2012, we recognized $5 million, $4 million and $4 million, respectively, of compensation costs related to the 15% discount offered under this plan.

Defined Contribution Plans
We have a retirement savings plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for employer matching contributions which may be made in amounts up to a 100% match of each participant’s pre-tax and/or post-tax contributions to the Plan not to exceed 5% of the participant’s eligible earnings. Under our defined contribution plans, matching contributions totaled $30 million in 2014, $27 million in 2013 and $29 million in 2012.
Other Incentive Plan
Semi-annual short-term cash awards are governed by the Freescale Semiconductor, Inc. 2011 Incentive Plan under which Freescale Inc. has the authority to pay cash bonuses to eligible employees through underlying bonus plans covering six-month periods. Freescale Inc. allocates a bonus target to each participating employee for each semi-annual period during the calendar year. The employee’s incentive award is determined based on the employee’s bonus target as a percent of their eligible earnings, the employee’s individual performance and the Company’s achievement of performance against pre-established business performance objectives, subject to adjustment at the discretion of the Compensation and Leadership Committee. We recognized expense of $91 million in 2014 and $51 million in 2013 related to this program. No expense was recorded in 2012, as the Company did not achieve the pre-established performance objectives under the bonus plan.
Pension and Post-retirement Benefit Plans
In accordance with the provisions of ASC Topic 715, “Compensation – Retirement Benefits,” we recognize the funded status of our defined benefit post-retirement plans on our accompanying Consolidated Balance Sheets, and changes in the funded status are reflected in comprehensive earnings in the accompanying Consolidated Statements of Comprehensive Earnings (Loss). The measurement date for all U.S. and non-U.S. plans was December 31st for 2014 and 2013.
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
Net periodic benefit cost for pension plans was $12 million, $13 million and $11 million in 2014, 2013 and 2012, respectively. Our contributions to these plans aggregated to $3 million, $2 million and $3 million in 2014, 2013 and 2012, respectively. The estimated amount of net actuarial loss included in accumulated other comprehensive earnings as of December 31, 2014, that is expected to be amortized into net periodic benefit cost over the next fiscal year is $4 million for the non-U.S. defined benefit plans.
The weighted average assumptions for these benefit plans as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Discount rates	2.00%	3.00%
Expected return on plan assets	2.20%	3.40%
Rate of compensation increase	3.10%	3.20%
Benefit payments, which reflect expected future service, are estimated to be $2 million in 2015, $3 million in 2016, $3 million in 2017, $4 million in 2018, $4 million in 2019 and $27 million for the next five years thereafter.
The overall expected long-term rate of return on plan assets is based on expected returns on individual asset types included in asset portfolios provided by pension plan fund managers, as well as expected interest on insurance contracts purchased to fund pension benefits.
The accumulated benefit obligation (ABO) for all defined benefit plans was $161 million and $142 million at December 31, 2014 and 2013, respectively. The projected benefit obligation of these plans was $183 million and $158 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, plan assets of approximately $51 million and $53 million, respectively, were principally invested in equity, debt and guaranteed investment securities.
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
The fair values of our pension plan assets at December 31, 2014 and 2013 by asset category, utilizing the fair value hierarchy discussed in Note 3, “Fair Value Measurements,” are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2014	Total	(Level 1)	(Level 2)
Assets
Common collective trust	$38	$—	$38
Insurance contracts	13	—	13
Total assets	$51	$—	$51

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2013	Total	(Level 1)	(Level 2)
Assets
Common collective trust	$39	$—	$39
Insurance contracts	14	—	14
Total assets	$53	$—	$53
Our interest in the common collective trust investments are managed by one custodian. Consistent with our investment strategy, the custodian has invested the assets across a widely diversified portfolio of U.S. and international equity and fixed income securities. Fair values of each security within the collective trust as of December 31, 2014 and 2013 were obtained from the custodian and are based on quoted market prices of individual investments; however, since the fund itself does not have immediate liquidity or a quoted market price, these assets are considered Level 2.
Our insurance contract pension assets represent a claim on a policy value which are independent from the value of investments underlying it, as the insurer is obliged to guarantee this amount regardless of (i) how the amount is invested, (ii) the value of the insurer’s investment at a point in time and (iii) the future fluctuations in value of the insurer’s assets underlying the policies. This guaranty is demanded by the German Federal Insurance Board, and any insurer must accept and declare this guaranty in its business terms, otherwise their terms are not approved. The value of the insurance contracts is considered Level 2. There were no Level 3 instruments at December 31, 2014 or 2013.
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
The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Service cost	$—	$1	$1
Interest cost	6	6	7
Net amortization of gains	(4)	(1)	(1)
Post-retirement expense	$2	$6	$7

The measurement date for the valuation of our obligations and assets for the Post-retirement Healthcare Plan was December 31st for 2014 and 2013. Our obligation consists of an ABO and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation under the Post-retirement Healthcare Plan is as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Beginning of year	$122	$166	$158
Service cost	—	1	1
Interest cost	6	6	7
Actuarial loss (gain)	30	(45)	10
Benefits paid, net	(6)	(6)	(6)
Prior service cost	—	—	(5)
Other	—	—	1
Total benefit obligation	$152	$122	$166
Benefit payments, which reflect expected future service, are estimated to be $5 million in 2015, $7 million in 2016, $8 million in 2017, $9 million in 2018, $10 million in 2019 and $53 million for the next five years thereafter. The estimated amount of net actuarial gain and unrecognized prior service credit included in accumulated other comprehensive earnings as of December 31, 2014, that are expected to be amortized into net periodic benefit cost over the next fiscal year is $1 million for the Post-retirement Healthcare Plan.
The weighted average assumptions for these retiree medical benefits as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Discount rate	4.00%	4.75%
Assumed health care trend rate for next year	7.11%	6.72%
Assumed ultimate health care trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026
The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.
The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2015 costs by $1 million and increase the benefit obligation at December 31, 2014 by $17 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2015 costs by $1 million and decrease the benefit obligation at December 31, 2014 by $14 million.
The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2014	December 31, 2013
Benefit obligation	$(152)	$(122)
Fair value of plan assets	—	—
Funded status	(152)	(122)
Unrecognized net gain	(33)	(67)
Unrecognized prior service cost	(4)	(4)
Accrued cost	$(189)	$(193)
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

Components of earnings (loss) before income taxes are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Bermuda	$(9)	$(8)	$(8)
United States	81	(388)	(301)
Foreign	232	228	209
Earnings (loss) before income taxes	$304	$(168)	$(100)

Components of income tax expense are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Current:
United States	$—	$—	$—
Foreign	31	22	23
Total current	$31	$22	$23
Deferred:
United States	$6	$44	$11
Foreign	17	14	14
Total deferred	$23	$58	$25
Non-current:
United States	$—	$(44)	$(10)
Foreign	(1)	4	(36)
Total non-current	$(1)	$(40)	$(46)
Total expense for income taxes	$53	$40	$2
Cash paid for taxes was $35 million, $5 million and $18 million during 2014, 2013 and 2012, respectively. Cash paid for taxes in 2014 and 2013 was net of refunds including withholding tax refunds of $5 million and $13 million, respectively.
We record minimal income tax expense in the U.S. due to the domestic valuation allowance. ASC Topic 740, “Income Taxes” (“ASC Topic 740”) requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Such assessment is required on a jurisdiction by jurisdiction basis. We have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the domestic deferred tax assets. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) a lack of operational profitability in the U.S. Company, exclusive of foreign intercompany dividends, (ii) forecasted reversal of existing temporary differences does not create taxable income and (iii) the Company operates in a highly cyclical industry. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets.

The provision for income taxes differed from the amount computed by applying the Bermuda statutory rate of 0% to our earnings or loss before tax as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Provision at Bermuda Statutory rate of zero	$—	$—	$—
Taxes on U.S. and foreign earnings (losses) which are different than the Bermuda rate	120	(23)	(55)
Valuation allowance on deferred taxes	(66)	153	131
Research credits	(21)	(32)	(12)
Foreign capital incentive	(24)	(12)	(7)
Other activity in unrecognized tax benefits	(2)	(45)	(44)
Impact of changes in tax rates on deferred taxes	45	1	(16)
Other	1	(2)	5
Total expense for income taxes	$53	$40	$2
A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2020. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $1 million, $2 million and $2 million for 2014, 2013 and 2012, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2014	December 31, 2013
Tax carryforwards	$709	$778
Accrued interest	466	461
Depreciation	142	180
Employee benefits	111	86
Other capitalized items	68	76
Accrued intercompany expenses	28	33
Other, net	25	17
Share-based compensation	24	23
Sales, bad debt and warranty reserves	22	25
Inventory	20	31
Environmental reserves	15	16
Foreign capital incentive	15	13
Investments	9	10
Deferred revenue	5	(1)
Debt issuance costs	(13)	(14)
Undistributed foreign earnings	(343)	(366)
Valuation allowance	(1,236)	(1,288)
Net deferred tax assets	$67	$80
We are a Bermuda exempted company and are not subject to income taxes in Bermuda. We have asserted the permanent reinvestment exception in ASC 740 on approximately $130 million undistributed earnings of the U.S. Company and therefore, U.S. withholding taxes of approximately $39 million are not provided on those earnings. Our intentions are to utilize those earnings in the Company’s U.S. operations to service debt service obligations and for other liquidity needs. The undistributed earnings of the non-U.S. subsidiaries that are owned directly and indirectly by the U.S. Company are not permanently reinvested and a deferred tax liability of $343 million related to those undistributed earnings was recorded as of December 31, 2014.

Gross deferred tax assets were $1,805 million and $1,888 million at December 31, 2014 and 2013, respectively. Gross deferred tax liabilities were $502 million and $520 million at December 31, 2014 and 2013, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying Consolidated Balance Sheets:

	December 31, 2014	December 31, 2013
Other current assets	$84	$54
Other assets	79	92
Accrued liabilities	(1)	(1)
Other liabilities	(95)	(65)
Net deferred tax assets	$67	$80
At December 31, 2014 and 2013, we had valuation allowances of $1,193 million and $1,230 million, respectively, against certain of our deferred tax assets in the United States, and valuation allowances of $43 million and $58 million, respectively, against deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax assets at the net amounts that are more-likely-than-not to be realized. During 2014, we recorded a net decrease in our valuation allowance of $52 million. This net decrease consisted of a $37 million decrease in our U.S. valuation allowance and a $15 million decrease in our overall foreign valuation allowance. The decrease in the U.S. valuation allowance is attributable to an overall decrease in U.S. net deferred tax assets, $57 million of which was recorded through deferred tax benefit and a $20 million expense was recorded in other comprehensive earnings. The decrease in the foreign valuation allowance is attributable to an overall decrease in foreign net deferred tax assets, $9 million of which was recorded through deferred tax benefit and a $6 million benefit was recorded in other comprehensive earnings.
At December 31, 2014, we had (i) U.S. federal net operating losses of $101 million, which expire in the years 2023 through 2034, (ii) state net operating losses of $331 million, which expire in the years 2015 through 2033, and (iii) foreign capital losses of $48 million, which do not expire, and foreign net operating losses of $125 million, which expire starting in 2015. We had (i) U.S. federal research credits of $289 million, which expire in the years 2015 through 2034, (ii) state research credits of $115 million, which expire in the years 2018 through 2033, and (iii) foreign research credits of $10 million, which expire in the years 2027 through 2034. We also had U.S. foreign tax credits of $308 million, which expire in the years 2015 through 2024. If certain substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of U.S. federal carryforwards that can be utilized.
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
For the years ended December 31, 2014, 2013 and 2012, the total amount of unrecognized tax benefits was as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Balance as of beginning of year	$132	$168	$207
Tax positions related to the current year:
Additions	5	13	2
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	1	—
Reductions	(4)	(3)	(22)
Foreign currency translation adjustments	(2)	—	(1)
Settlements	—	(1)	(1)
Lapses in statutes of limitations	—	(46)	(17)
Balance as of end of year	$131	$132	$168
As of December 31, 2014, 2013 and 2012, unrecognized tax benefits were $131 million, $132 million and $168 million, respectively. The total liability for unrecognized tax benefits at December 31, 2014, 2013 and 2012, which includes interest and penalties, was $138 million, $138 million and $173 million, respectively. The amount of tax benefits included in this total liability which, if recognized, would affect our effective tax rate is $24 million, $28 million and $28 million as of December 31,

2014, 2013 and 2012, respectively. The remaining portion of the total liability in each year represents tax benefits that were offset by valuation allowances on our deferred tax assets and would not have an impact to the effective tax rate.
We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. During 2014, we accrued $1 million of reserves for interest and penalties. During 2013 our reserves for interest and penalties did not change. During 2012, we released $4 million of reserves for interest and penalties. As of December 31, 2014 and 2013, we had accrued interest and penalties of $7 million and $6 million, respectively.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our income tax returns for the 2004 through 2013 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material negative impact on our financial condition or results of operations. It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. The Company does not expect the liability for unrecognized tax benefits to decrease substantially during the next twelve months. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.
(8) Commitments and Contingencies
Leases
We own most of our major facilities; however, we do lease certain office and warehouse space, and information technology and other equipment under principally non-cancellable operating leases expiring through 2022. Rental expense, net of sublease income, for the years ended December 31, 2014, 2013 and 2012 was $27 million, $34 million and $36 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2014 are $26 million, $17 million, $13 million, $8 million and $1 million, respectively, and $1 million thereafter.
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $130 million as of December 31, 2014.
We have multi-year commitments under various software, service, supply and other contracts requiring payments for each of the five years subsequent to December 31, 2014 of $97 million, $59 million, $27 million, $7 million and $6 million, respectively, and $9 million thereafter.
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
Due to the uncertain nature, the actual costs that will be incurred could differ significantly from the amounts accrued. As of December 31, 2014 and 2013, the undiscounted future cash flows are estimated at $79 million and $82 million, respectively. The expected payments for 2015 through 2019 are $5 million, $4 million, $4 million, $4 million and $4 million, respectively, with remaining expected payments of $58 million anticipated thereafter. Accruals at December 31, 2014 and 2013 were $43 million (utilizing a discount rate of 4.6%) and $44 million (utilizing a discount rate of 4.7%), respectively, the majority of which are included in other liabilities on the accompanying Consolidated Balance Sheets, with related charges to operating earnings of $2 million and $3 million in 2013 and 2012, respectively. We recorded no net charges during 2014. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

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
Historically, we have not made significant payments for indemnification provisions contained in these agreements. During 2012, we recorded a benefit of $4 million to reorganization of business and other for the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. At December 31, 2014, we have no accruals related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2014, such losses would not have a material negative impact on our financial position, results of operations or cash flows.
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
We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the asset group exceeds the fair value of the assets. The fair value of the asset is the quoted market price, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset group being valued. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. We project cash inflows and outflows until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate. There have been no asset impairment charges during 2014, 2013 and 2012.
(10) Reorganization of Business and Other
Year ended December 31, 2014
Strategic Realignment
As a result of the strategic review initiated in 2012 (the "Strategic Realignment"), we identified opportunities to accelerate revenue growth and improve profitability. We have continued to shift our research and development investment and sales force to reflect this strategic realignment. Since the inception of the plan, we have recorded a total of $115 million in net charges to reorganization of business and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources, re-aligning sales resources and reducing our infrastructure, as further described below.
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
The following table displays a roll-forward from January 1, 2014 to December 31, 2014 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments & Currency Impact	Usage	Accruals at December 31, 2014
Employee Separation Costs
Supply chain	$5	$4	$—	$(5)	$4
Selling, general and administrative	4	9	—	(6)	7
Research and development	2	18	(1)	(6)	13
Total	$11	$31	$(1)	$(17)	$24
Related headcount	170	440	—	(235)	375
Exit and Other Costs	$8	$—	$(1)	$(7)	$—
During 2014, we incurred $31 million of additional employee separation charges related to the continued execution of this strategic plan. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation reflecting the strengthening of the U.S. dollar against the Euro and Japanese Yen during 2014. The $17 million used reflects cash payments made to employees separated as part of the plan during 2014. The accrual of $24 million at December 31, 2014 reflects the estimated liability to be paid to the remaining 375 employees to be separated through 2016, along with previously separated employees still receiving severance benefits, based on current exchange rates.
Additionally, we recorded an adjustment of $1 million to our previously estimated exit costs during 2014, of which $7 million of the liability was paid during the period. These costs were estimated in accordance with ASC Topic 420 “Exit or Disposal Cost Obligations” (“ASC Topic 420”) and related to additional compensation for employees who were deemed crucial to the continuing implementation of the Strategic Realignment along with exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets (the "Reorganization of Business Program"). Since the inception of the plan, we have recorded $242 million in net charges to reorganization of business and other. The only remaining actions relating to this reorganization program are the decommissioning of the land and buildings at our Toulouse, France manufacturing facility, along with payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2014 to December 31, 2014 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments & Currency Impact	Usage	Accruals at December 31, 2014
Employee Separation Costs
Supply chain	$17	$—	$(1)	$(8)	$8
Selling, general and administrative	1	—	—	(1)	—
Research and development	1	—	—	—	1
Total	$19	$—	$(1)	$(9)	$9
Related headcount	30	—	—	(30)	—
The $9 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during 2014. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation reflecting the strengthening of the U.S. dollar against the Euro during 2014. The accrual of $9 million at December 31, 2014 reflects the estimated liability to be paid through 2015 (i) to previously separated employees still receiving severance benefits and (ii) for outplacement services and other severance-related costs, based on current exchange rates.

Disposition Activities
During 2014, we recorded a net benefit of $8 million related to the sale of our former manufacturing site located in Sendai, Japan partially offset by demolition costs incurred to prepare the site for sale along with other closing costs. Also during 2014, we recorded $8 million of charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility. Additionally, we recorded $7 million in charges largely related to the write-down of the net book value of certain assets to their fair market values less the expected cost to sell associated with the classification of the assets as held for sale during 2014.
Year ended December 31, 2013
Strategic Realignment
The following table displays a roll-forward from January 1, 2013 to December 31, 2013 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments	Used	Accruals at December 31, 2013
Employee Separation Costs
Supply chain	$6	$3	$—	$(4)	$5
Selling, general and administrative	11	3	—	(10)	4
Research and development	13	—	—	(11)	2
Total	$30	$6	$—	$(25)	$11
Related headcount	270	120	—	(220)	170
Exit and Other Costs	$2	$28	$(2)	$(20)	$8
We incurred $6 million of additional employee separation charges related to the continued execution of this plan. The $25 million used reflects cash payments paid to employees separated as part of this plan during 2013. Additionally, we recorded $28 million in exit and other costs related to (i) additional compensation for employees who were deemed crucial to the implementation of the plan, (ii) a lease termination charge associated with our plans to consolidate workspace in Israel and (iii) exit costs for underutilized office space vacated in connection with plans to consolidate workspace in Austin, Texas in accordance with ASC Topic 420, on which we recorded a $2 million adjustment during 2013. In addition to the separation and exit costs associated with Strategic Realignment, a $1 million net charge was recorded in reorganization of business and other related to indemnification provisions included in Gregg Lowe’s (our president and CEO) employment agreement.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2013 to December 31, 2013 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2013	Charges	Adjustments & Currency Impact	Usage	Accruals at December 31, 2013
Employee Separation Costs
Supply chain	$77	$—	$(1)	$(59)	$17
Selling, general and administrative	2	—	(1)	—	1
Research and development	2	—	(1)	—	1
Total	$81	$—	$(3)	$(59)	$19
Related headcount	520	—	—	(490)	30
The $59 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during 2013. We adjusted our anticipated future severance payments by $3 million (i) related to the reduction of expected future cash payments required under this plan and (ii) to incorporate the currency impact in the above presentation to reflect the strengthening of the U.S. dollar against the Euro during 2013.
Disposition Activities
During the year ended December 31, 2013 and in connection with the closure of the Toulouse, France manufacturing facility, we recorded a benefit of $13 million related to proceeds received for the sale of certain of our equipment and machinery located at this facility, which was partially offset by a $6 million charge related to on-going closure and decommissioning costs. We also recorded a benefit of $5 million related to the sale of a portion of our former manufacturing facility located in Sendai, Japan, offset by a $1 million charge related to demolition costs incurred in preparation of the remaining site for sale.
Additionally during 2013, we incurred a $4 million charge primarily related to (i) the write-down of the net book value of certain manufacturing assets to their fair market values less the expected cost to sell in association with the classification of the assets as held for sale and (ii) a contract termination charge associated with similar manufacturing assets under a previous operating lease. These assets were no longer deemed necessary due to the strategic decision to eliminate certain processes for some of our next generation products.
Year Ended December 31, 2012
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
Additionally, we recorded benefits totaling $16 million primarily related to the expiration of contractual obligations associated with the wind down of our cellular handset business and the expiration of indemnification obligations under a contract previously executed outside the ordinary course of business. These benefits were partially offset by charges of $52 million including a non-cash accelerated amortization charge and cash costs for employee termination benefits and other exit costs recorded in connection with the Strategic Realignment. Additionally we recorded charges of $39 million primarily for (i) exit costs related to the termination of various supply agreements, on-going closure and decommissioning costs incurred in connection with the closure of our Toulouse, France manufacturing facility, (ii) the change in the executive leadership of the Company and (iii) costs recorded in connection with the termination of our corporate aircraft lease agreement.
(11) Certain Relationships and Related Party Transactions
We have various agreements with affiliates of our Sponsors to provide certain administrative and support services under which we recognized $22 million, $20 million and $15 million in selling, general and administrative expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively. As of both December 31, 2014 and 2013, we had an amount due to these related parties in connection with these arrangements of $5 million.
(12) Supplemental Enterprise-Wide Information
Geographic Region Information
The following geographic region information includes net sales, as measured by each of our subsidiaries from which our products were sold to external customers, as well as property, plant and equipment based on physical location. Net sales by country for the years ended December 31, 2014, 2013 and 2012, as well as property, plant and equipment as of December 31, 2014 and 2013 were as follows:

	Net Sales
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Malaysia(1)	$1,271	$692	$606
Switzerland	1,091	974	929
Hong Kong	996	1,191	1,107
United States	991	1,097	1,061
Japan	256	202	227
Other nations	29	30	15
Total net sales	$4,634	$4,186	$3,945
(1) The sequential increase in net sales includes the impact of the migration of sales from Hong Kong to Malaysia beginning in the fourth quarter of 2014.

	Property, Plant and Equipment
	December 31, 2014	December 31, 2013
United States	$349	$327
Malaysia	248	202
China	98	88
Other nations	55	64
Total property, plant and equipment, net	$750	$681
Product Group Revenues
Our product revenues are aligned into five focused product groups: Microcontrollers, Digital Networking, Automotive MCUs, Analog & Sensors and Radio Frequency. We also derive net sales from “Other” which consists of product sales associated with end markets outside of target markets, including the cellular market, intellectual property licensing and sales, foundry wafer sales to other semiconductor companies and net sales from sources other than semiconductors. Net sales by product group for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Microcontrollers	$951	$826	$707
Digital Networking	1,038	915	852
Automotive MCUs	1,186	1,063	986
Analog & Sensors	797	736	722
Radio Frequency	554	352	303
Other	108	294	375
Total net sales	$4,634	$4,186	$3,945
Major Customers
Continental Automotive, represented 14%, 15% and 15% of our total net sales in 2014, 2013 and 2012, respectively. Additionally, as a result of the consolidation of our global distribution sales network in early 2014, Avnet, Inc. and Arrow Electronics, Inc. each represented more than 10% of our total net sales in 2014. Individually, neither distributor comprised more than 10% of our net sales in either 2013 or 2012.

(13) Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2014, 2013 and 2012:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions(1)	Balance at end of period
As of December 31, 2014:
Allowance for doubtful accounts	$2	$(2)	$—	$—
Product and service warranties	$5	$1	$(1)	$5
As of December 31, 2013:
Allowance for doubtful accounts	$2	$1	$(1)	$2
Product and service warranties	$6	$—	$(1)	$5
As of December 31, 2012:
Allowance for doubtful accounts	$2	$—	—	$2
Product and service warranties	$4	$2	—	$6
(1) Accrual usage

(14) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by the Sponsors under the Merger in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.
As a result of the Merger and subsequent debt redemption and refinancing transactions, we had $2,113 million aggregate principal amount of Senior Notes outstanding as of December 31, 2014, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis and the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis, in each case, subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of December 31, 2014, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies, along with the relationship of the Sponsors and the Merger transaction are defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation.”)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and December 31, 2013, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,967	$6,208	$(7,541)	$4,634
Cost of sales	—	—	4,171	5,879	(7,541)	2,509
Gross margin	—	—	1,796	329	—	2,125
Selling, general and administrative	8	—	694	211	(414)	499
Research and development	—	—	550	296		846
Amortization expense for acquired intangible assets	—	—	15	—	—	15
Reorganization of business and other	—	—	17	20	—	37
Operating (loss) earnings	(8)	—	520	(198)	414	728
Loss on extinguishment or modification of long-term debt	—	—	(79)	—		(79)
Other income (expense), net	445	447	12	428	(1,677)	(345)
Earnings before income taxes	437	447	453	230	(1,263)	304
Income tax expense	—	—	7	46	—	53
Net earnings	$437	$447	$446	$184	$(1,263)	$251

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Year Ended December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$437	$447	$446	$184	$(1,263)	$251
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(21)	—	—	(21)
Reclassification adjustment for items included in net earnings	—	—	1	—	—	1
Post-retirement adjustments:
Losses arising during the period	—	—	(30)	(23)	—	(53)
Amortization of actuarial (losses) gains included in net earnings	—	—	(4)	2	—	(2)
Other comprehensive loss	—	—	(54)	(21)	—	(75)
Comprehensive earnings	$437	$447	$392	$163	$(1,263)	$176

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,363	$5,482	$(6,659)	$4,186
Cost of sales	—	—	3,885	5,173	(6,659)	2,399
Gross margin	—	—	1,478	309	—	1,787
Selling, general and administrative	7	—	640	194	(377)	464
Research and development	—	—	488	267	—	755
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of business and other	—	—	17	7	—	24
Operating (loss) earnings	(7)	—	320	(159)	377	531
Loss on extinguishment or modification of long-term debt	—	—	(217)	—	—	(217)
Other income (expense), net	218	220	119	387	(1,426)	(482)
Earnings (loss) before income taxes	211	220	222	228	(1,049)	(168)
Income tax expense	—	—	2	38	—	40
Net earnings (loss)	$211	$220	$220	$190	$(1,049)	$(208)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Year Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$211	$220	$220	$190	$(1,049)	$(208)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	—	—	—	(6)	—	(6)
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(8)	—	—	(8)
Reclassification adjustment for items included in net earnings (loss)	—	—	—	—	—	—
Post-retirement adjustments:
Gains arising during the period	—	—	44	3	—	47
Amortization of actuarial (losses) gains included in net earnings (loss)	—	—	(1)	3	—	2
Other comprehensive earnings	—	—	35	—	—	35
Comprehensive earnings (loss)	$211	$220	$255	$190	$(1,049)	$(173)

Supplemental Condensed Consolidating Statement of Operations For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$5,179	$5,339	$(6,573)	$3,945
Cost of sales	—	—	3,827	5,050	(6,573)	2,304
Gross margin	—	—	1,352	289	—	1,641
Selling, general and administrative	7	—	643	184	(396)	438
Research and development	—	—	471	271	—	742
Amortization expense for acquired intangible assets	—	—	13	—	—	13
Reorganization of business and other	—	—	(35)	20	—	(15)
Operating (loss) earnings	(7)	—	260	(186)	396	463
Loss on extinguishment or modification of long-term debt	—	—	(32)	—	—	(32)
Other income (expense), net	92	94	(141)	405	(981)	(531)
Earnings (loss) before income taxes	85	94	87	219	(585)	(100)
Income tax (benefit) expense	—	—	(7)	9	—	2
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings (loss)	$85	$94	$94	$210	$(585)	$(102)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Reclassification adjustment for items included in net earnings (loss)	—	—	1	—	—	1
Post-retirement adjustments:
Losses arising during the period	—	—	(6)	(12)	—	(18)
Amortization of actuarial gains included in net earnings (loss)	—	—	—	—	—	—
Other comprehensive earnings (loss)	—	—	1	(12)	—	(11)
Comprehensive earnings (loss)	$85	$94	$95	$198	$(585)	$(113)

Supplemental Condensed Consolidating Balance Sheet December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4	$—	$181	$511	$—	$696
Inter-company receivable	161	—	509	472	(1,142)	—
Accounts receivable, net	—	—	130	432	—	562
Inventory, net	—	—	335	410	—	745
Other current assets	—	—	105	61	—	166
Total current assets	165	—	1,260	1,886	(1,142)	2,169
Property, plant and equipment, net	—	—	349	401	—	750
Investment in affiliates	(3,710)	(3,710)	1,350	—	6,070	—
Intangible assets, net	—	—	51	8	—	59
Inter-company note receivable	—	123	1	166	(290)	—
Other assets, net	7	—	131	159	—	297
Total Assets	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	501	641	(1,142)	—
Accounts payable	—	—	251	162	—	413
Accrued liabilities and other	—	—	260	137	—	397
Total current liabilities	—	—	1,047	940	(1,142)	845
Long-term debt	—	—	5,535	—	—	5,535
Inter-company note payable	43	123	—	124	(290)	—
Other liabilities	—	—	270	206		476
Total liabilities	43	123	6,852	1,270	(1,432)	6,856
Total shareholders’ (deficit) equity	(3,581)	(3,710)	(3,710)	1,350	6,070	(3,581)
Total Liabilities and Shareholders’ (Deficit) Equity	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275

Supplemental Condensed Consolidating Balance Sheet December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$—	$235	$511	$—	$747
Inter-company receivable	169	—	445	504	(1,118)	—
Accounts receivable, net	—	—	91	297	—	388
Inventory, net	—	—	276	457	—	733
Other current assets	—	—	74	53	—	127
Total current assets	170	—	1,121	1,822	(1,118)	1,995
Property, plant and equipment, net	—	—	327	354	—	681
Investment in affiliates	(4,721)	(4,721)	1,364	—	8,078	—
Intangible assets, net	—	—	52	—	—	52
Inter-company note receivable	—	118	—	161	(279)	—
Other assets, net	—	—	156	163	—	319
Total Assets	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047
Liabilities and Shareholders’ (Deficit) Equity
Current portion of long-term debt and capital lease obligations	$—	$—	$93	$—	$—	$93
Inter-company payable	—	—	565	553	(1,118)	—
Accounts payable	—	—	241	157	—	398
Accrued liabilities and other	—	—	245	126	—	371
Total current liabilities	—	—	1,144	836	(1,118)	862
Long-term debt	—	—	6,386	—	—	6,386
Inter-company note payable	43	118	—	118	(279)	—
Other liabilities	—	—	211	182	—	393
Total liabilities	43	118	7,741	1,136	(1,397)	7,641
Total shareholders’ (deficit) equity	(4,594)	(4,721)	(4,721)	1,364	8,078	(4,594)
Total Liabilities and Shareholders’ (Deficit) Equity	$(4,551)	$(4,603)	$3,020	$2,500	$6,681	$3,047

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$81	$—	$242	$366	$(185)	$504
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(101)	(148)	—	(249)
Acquisitions and strategic investment activity	—	—	(20)	—	—	(20)
Proceeds from the sale of property, plant and equipment	—	—	1	15	—	16
Payments for purchased licenses and other assets	—	—	(46)	(35)	—	(81)
Inter-company loans and capital transactions	(842)	(847)	(1)	(5)	1,695	—
Cash flow used for investing activities	(842)	(847)	(167)	(173)	1,695	(334)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,568)	—	—	(1,568)
Debt issuance proceeds, net of debt issuance costs	—	—	590	—	—	590
Proceeds from equity offering, net of offering costs	717	—	—	—	—	717
Proceeds from stock option exercises and ESPP share purchases	47	—	—	—	—	47
Excess tax benefits from share-based compensation plans	—	—	7	—	—	7
Inter-company loans, dividends and capital transactions	—	847	842	(179)	(1,510)	—
Cash flow provided by (used for) financing activities	764	847	(129)	(179)	(1,510)	(207)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
Net increase (decrease) in cash and cash equivalents	3	—	(54)	—	—	(51)
Cash and cash equivalents, beginning of period	1	—	235	511	—	747
Cash and cash equivalents, end of period	$4	$—	$181	$511	$—	$696

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2013
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$40	$—	$235	$465	$(419)	$321
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(68)	(83)	—	(151)
Proceeds from the sale of property, plant and equipment	—	—	—	12	—	11
Payments for purchased licenses and other assets	—	—	(30)	(40)	—	(70)
Acquisitions and strategic investment activity	—	—	(1)	—	—	—
Inter-company loans and capital transactions	(102)	(106)	26	(4)	186	—
Cash flow used for investing activities	(102)	(106)	(73)	(115)	186	(210)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(5,062)	—	—	(5,062)
Debt issuance proceeds, net of debt issuance costs	—	—	4,929	—	—	4,929
Proceeds from stock option exercises and ESPP share purchases	62	—	—	—	—	62
Inter-company loans, dividends and capital transactions	—	106	102	(441)	233	—
Cash flow provided by (used for) financing activities	62	106	(31)	(441)	233	(71)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	—	—	131	(95)	—	36
Cash and cash equivalents, beginning of period	1	—	104	606	—	711
Cash and cash equivalents, end of period	$1	$—	$235	$511	$—	$747

Supplemental Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2012
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	—	(1)	326	228	(203)	350
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(58)	(65)	—	(123)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	18	—	19
Acquisitions and strategic investment activity	—	—	1	—	—	1
Payments for purchased licenses and other assets	—	—	(32)	(41)	—	(73)
Inter-company loan receivable and dividends	(28)	(30)	37	(9)	30	—
Cash flow used for investing activities	(28)	(30)	(51)	(97)	30	(176)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(733)	(1)	—	(734)
Debt issuance proceeds, net of deferred financing costs	—	—	481	—	—	481
Proceeds from stock option exercises and ESPP share purchases	21	—	—	—	—	21
Inter-company loan payable, dividends and capital contributions	6	31	25	(235)	173	—
Cash flow provided by (used for) financing activities	27	31	(227)	(236)	173	(232)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(1)	—	48	(108)	—	(61)
Cash and cash equivalents, beginning of period	2	—	56	714	—	772
Cash and cash equivalents, end of period	1	—	104	606	—	711

(15) Quarterly and Other Financial Data (unaudited)

2014 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,103	$1,213	$1,191	$1,127
Gross margin	$521	$562	$537	$505
Operating earnings	$178	$215	$180	$155
Net earnings (loss)	$63	$125	$86	$(23)
Net earnings (loss) per common share:
Basic	$0.21	$0.41	$0.28	$(0.08)
Diluted	$0.20	$0.40	$0.28	$(0.08)
Weighted average common shares outstanding:
Basic	304	304	303	280
Diluted	310	309	308	280

2013 Operating Results (in millions, except per share data)	4th	3rd	2nd	1st
Net sales	$1,082	$1,085	$1,038	$981
Gross margin	$475	$473	$441	$398
Operating earnings	$145	$157	$125	$104
Net (loss) earnings	$(118)	$23	$(65)	$(48)
Net (loss) earnings per common share:
Basic	$(0.46)	$0.09	$(0.25)	$(0.19)
Diluted	$(0.46)	$0.09	$(0.25)	$(0.19)
Weighted average common shares outstanding:
Basic	258	258	255	252
Diluted	258	261	255	252

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures:
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014. During the year ending on December 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
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

Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale Holdings GP, LTD. ("Freescale GP"), the general partner of Freescale Holdings L.P. ("Freescale LP"), our largest shareholder (which owns approximately 64% of the Company's outstanding shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2.

The disclosures reproduced below were included in periodic reports filed with the Securities and Exchange Commission (the “SEC”) by Blackstone with respect to the fiscal quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, regarding the activities of Travelport Limited (“Travelport”), a Blackstone portfolio company. As of the date the Company filed its Form 10-K for the fiscal year ended December 31, 2014 with the SEC, Blackstone had not yet filed its Form 10-K for such period. Therefore the disclosures reproduced below do not include information for the fiscal quarter ended December 31, 2014. Travelport is a portfolio company of Blackstone and may be deemed to be an affiliate of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, Travelport, through Blackstone's ownership of Freescale GP and Freescale LP, could potentially be deemed to be an affiliate of ours. Other than as described below, we have no knowledge of the activities of Travelport with respect to the transactions with Iran, and we have not independently verified or participated in the preparation of the disclosures described below. No information was provided with respect to the gross revenues and net profits attributable to Blackstone regarding Travelport's activities described below.

Blackstone included the following disclosure in its Form 10-Q for the fiscal quarter ended March 31, 2014:
Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the quarter ended March 31, 2014. We have not independently verified or participated in the preparation of this disclosure.
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
Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

Blackstone included the following disclosure in its Form 10-Q for the fiscal quarter ended June 30, 2014:
Travelport Limited, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-Q for the fiscal quarter ended June 30, 2014. We have not independently verified or participated in the preparation of this disclosure.
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
Blackstone included the following disclosure in its Form 10-Q for the fiscal quarter ended September 30, 2014:
Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the quarter September 30, 2014. We have not independently verified or participated in the preparation of this disclosure.
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
Travelport has not provided us with gross revenues and net profits attributable to the activities described above.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The response to this Item incorporates by reference, with respect to directors and executive officers, the information under the captions “Election of Directors” and “Executive Officers” of our 2015 Proxy Statement, and, with respect to the Audit and Legal Committee, the Nominating and Corporate Governance Committee, the information under the captions “Board Structure and Compensation” and “Report of the Audit and Legal Committee” of our 2015 Proxy Statement.
The response to this Item incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement.
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
Item 11. Executive Compensation
The response to this Item incorporates by reference the information appearing under the captions “Board Structure and Compensation,” “Executive Compensation,” “Compensation and Leadership Committee Interlocks” and “Compensation and Leadership Committee Report” of our 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our 2015 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this Item incorporates by reference the relevant information under the captions “Certain Relationships and Related Party Transactions” and “Board Structure and Compensation” of our 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” of our 2015 Proxy Statement.
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

4.7
Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.7 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

4.8
Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006 (incorporated by reference to Exhibit 4.8 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

4.9
Indenture, dated as of September 30, 2010, by and among Freescale, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 10.75% Senior Notes, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on October 5, 2010).

4.10
Indenture, dated as of June 10, 2011, among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 8.05% Senior Notes due 2020, including the form of notes (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on June 14, 2011).

4.11
Indenture, dated as of May 21, 2013, by and among Freescale Semiconductor, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Secured Notes, including the form of note (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

4.12
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

10.7
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

10.8+
Form Employment Agreement (incorporated by reference to Exhibit 10.15 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on March 17, 2011 (File No. 333-172188)).

10.9
Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.10
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

10.11+
Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan (incorporated by reference to Exhibit 10.12 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.12+
Form of Indemnification Agreement between Freescale Semiconductor, Inc. and the Directors and certain officers (incorporated by reference to Exhibit 10.13 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.13+
Amendment to the Freescale Holdings 2006 Management Incentive Plan dated February 4, 2009 (incorporated by reference to Exhibit 10.14 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.14+*	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for Class B Interests).
10.15+*	Form of Freescale Holdings 2006 Management Incentive Plan Nonqualified Stock Option Agreement (in exchange for existing stock options).
10.16+*	Amendment to the Freescale Holdings 2006 Management Incentive Plan dated October 28, 2009.
10.17+*	Amendment to the Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan dated October 28, 2009.
10.18+
Form of 2006 Management Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.51 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.19+
Form of 2006 Management Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.52 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.20
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

10.21
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

10.22+
Form of officer and director indemnification agreement (incorporated by reference to Exhibit 10.59 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.23
Employer Health Program Agreement, dated July 1, 2008, between Equity Healthcare LLC and Freescale Semiconductor, Inc (incorporated by reference to Exhibit 10.60 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.24+
Form of Freescale Semiconductor, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-1/A, filed with the SEC on April 25, 2011 (File No. 333-172188)).

10.25+
Freescale Semiconductor Holdings I 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.26+
Freescale Semiconductor Holdings I, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Freescale Semiconductor, Ltd. Registration Statement on Form S-8, filed with the SEC on June 29, 2011 (File No. 333-175194)).

10.27+
Form Nonqualified Stock Option Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.61 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.28+
Form Nonqualified Stock Option Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.62 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.29+
Form Restricted Share Unit Award Agreement (employees) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.63 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.30+
Form Restricted Share Unit Award Agreement (senior management) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.64 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.31+
Form Performance Restricted Share Unit Award Agreement to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.65 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.32+
Form Restricted Share Unit Award Agreement (select) to the Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.66 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 3, 2012).

10.33+
Employment Agreement, dated as of May 31, 2012, between the Company and Gregg Lowe (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on June 6, 2012).

10.34+
Freescale Semiconductor Holdings 2011 Omnibus Plan Performance Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.35+
Freescale Semiconductor Holdings 2011 Omnibus Plan Nonqualified Stock Option Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.36+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Make Whole Restricted Share Unit Award Agreement, dated as of May 31, 2012, between Freescale Semiconductor, Ltd. and Gregg Lowe (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.37+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement—Director (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, filed with the SEC on July 20, 2012).

10.38
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

10.39
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

10.40+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.41+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.42+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Section 16 Officer) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 8, 2013).

10.43+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.44+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Participant) (incorporated by reference to Exhibit 10.6 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.45+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.7 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013, filed with the SEC on April 26, 2013).

10.46
Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.47
Intellectual Property Security Agreement, dated May 21, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 5.000% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on May 22, 2013).

10.48+
Freescale Semiconductor, Inc. Executive Severance Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on August 5, 2013).

10.49
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

10.50
Security Agreement, dated November 1, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 6.000% Senior Secured Notes (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.51
Intellectual Property Security Agreement, dated November 1, 2013, by and among Freescale, the Guarantors party thereto and Citibank, N.A., in its capacity as collateral agent for the holders of the 6.000% Senior Secured Notes (incorporated by reference to Exhibit 10.69 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.52+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Senior Management) (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.53+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Senior Management) (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.54+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Senior Management) (incorporated by reference to Exhibit 10.5 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K filed with the SEC on November 4, 2013).

10.55+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Vice President) (incorporated by reference to Exhibit 10.73 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.56+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Vice President) (incorporated by reference to Exhibit 10.74 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.57+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Vice President) (incorporated by reference to Exhibit 10.75 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.58+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.76 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.59+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Participant) (incorporated by reference to Exhibit 10.77 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.60+
Freescale Semiconductor Holdings 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Participant) (incorporated by reference to Exhibit 10.78 to the Freescale Semiconductor, Ltd. Annual Report on Form 10-K filed with the SEC on February 10, 2014).

10.61
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

10.62
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

10.63+
Freescale Semiconductor, Ltd. Share Ownership Guidelines (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 5, 2014).

10.64+
Freescale Semiconductor 2011 Omnibus Incentive Plan Form Make Whole Restricted Cash Award Agreement between Freescale Semiconductor and Daniel Durn (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on May 9, 2014).

10.65+
Freescale Semiconductor 2011 Omnibus Incentive Plan Form Make Whole Restricted Share Unit Award Agreement between Freescale Semiconductor and Daniel Durn (incorporated by reference to Exhibit 10.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on May 9, 2014).

10.66+
Amended and Restated Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014, filed with the SEC on July 25, 2014).

10.67+
Amended and Restated Freescale Semiconductor, Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014, filed with the SEC on July 25, 2014).

10.68+
Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement—Director (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2014, filed with the SEC on October 24, 2014).

10.69+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Senior Management)
10.70+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Participant)
10.71+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Performance Restricted Share Unit Award Agreement (Vice President)

10.72+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Senior Management)
10.73+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Restricted Share Unit Award Agreement (Vice President)
10.74+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Restricted Share Unit Award (Participant)
10.75+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Vice President)
10.76+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Participant)
10.77+*	Freescale Semiconductor, Ltd. 2011 Omnibus Incentive Plan Form Nonqualified Stock Option Agreement (Senior Management)
12.1*	Statement of Computation of Ratios.
21.1*	Subsidiaries of Freescale Semiconductor, Ltd.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1#	Section 1350 Certification (Chief Executive Officer).
32.2#	Section 1350 Certification (Chief Financial Officer).
101.ins*	Instance Document.
101.sch*	XBRL Taxonomy Extension Schema Document.
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.def*	XBRL Taxonomy Extension Definition Linkbase Document.
101.lab*	XBRL Taxonomy Extension Label Linkbase Document.
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan arrangement.
*	Filed herewith.
#	Furnished, not filed, herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.

Dated:	February 6, 2015	By:	/s/ GREGG A. LOWE
Gregg A. Lowe
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Ltd. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG A. LOWE	Director, President and Chief Executive Officer	February 6, 2015
Gregg A. Lowe	(Principal Executive Officer)

/s/ DANIEL J. DURN	Chief Financial Officer	February 6, 2015
Daniel J. Durn	(Principal Financial Officer)

/s/ RANDY A. HYZAK	Chief Accounting Officer	February 6, 2015
Randy A. Hyzak	(Principal Accounting Officer)

/s/ KRISHNAN BALASUBRAMANIAN	Director	February 6, 2015
Krishnan Balasubramanian

/s/ CHINH E. CHU	Director	February 6, 2015
Chinh E. Chu

/s/ D. MARK DURCAN	Director	February 6, 2015
D. Mark Durcan

/s/ DANIEL J. HENEGHAN	Director	February 6, 2015
Daniel J. Heneghan

/s/ THOMAS H. LISTER	Director	February 6, 2015
Thomas H. Lister

/s/ JOANNE M. MAGUIRE	Director	February 6, 2015
Joanne M. Maguire

/s/ JOHN W. MARREN	Director	February 6, 2015
John W. Marren

/s/ JAMES A. QUELLA	Director	February 6, 2015
James A. Quella

/s/ PETER SMITHAM	Director	February 6, 2015
Peter Smitham

/s/ GREGORY L. SUMME	Chairman of the Board	February 6, 2015
Gregory L. Summe

/s/ CLAUDIUS E. WATTS IV	Director	February 6, 2015
Claudius E. Watts IV