Form 10-Q
period 2015-04-03
Freescale Semiconductor, Ltd.
filed 2015-04-24
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2015 there were 308,579,330 shares of the registrant’s common shares outstanding.

PART I
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share amounts)	April 3, 2015	April 4, 2014
Net sales	$1,169	$1,127
Cost of sales	616	622
Gross margin	553	505
Research and development	222	210
Selling, general and administrative	121	126
Amortization expense for acquired intangible assets	5	3
Reorganization of business, merger expenses and other	26	11
Operating earnings	179	155
Loss on extinguishment or modification of long-term debt	(21)	(59)
Other expense, net	(78)	(103)
Earnings (loss) before income taxes	80	(7)
Income tax expense	10	16
Net earnings (loss)	$70	$(23)

Net earnings (loss) per share:
Basic	$0.23	$(0.08)
Diluted	$0.22	$(0.08)
Weighted average common shares outstanding:
Basic	307	280
Diluted	315	280
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended
(in millions)	April 3, 2015	April 4, 2014
Net earnings (loss)	$70	$(23)
Other comprehensive (loss) earnings, net of tax:
Derivative instruments adjustments:
Unrealized (losses) gains arising during the period	(8)	3
Reclassification adjustment for items in net earnings (loss)	3	1
Post-retirement adjustments:
Amortization of actuarial gains in net earnings (loss)	1	—
Other comprehensive (loss) earnings	(4)	4
Comprehensive earnings (loss)	$66	$(19)
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

(in millions)	April 3, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$501	$696
Accounts receivable, net	559	562
Inventory, net	749	745
Other current assets	174	166
Total current assets	1,983	2,169
Property, plant and equipment, net	758	750
Intangible assets, net	55	59
Other assets, net	300	297
Total assets	$3,096	$3,275

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$35	$35
Accounts payable	425	413
Accrued liabilities and other	349	397
Total current liabilities	809	845
Long-term debt	5,277	5,535
Other liabilities	464	476
Total liabilities	6,550	6,856

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at April 3, 2015 and December 31, 2014	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 308 and 305 issued and outstanding at April 3, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	9,229	9,163
Treasury shares at cost	(5)	—
Accumulated other comprehensive loss	(30)	(26)
Accumulated deficit	(12,651)	(12,721)
Total shareholders’ deficit	(3,454)	(3,581)
Total liabilities and shareholders’ deficit	$3,096	$3,275
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 3, 2015	April 4, 2014
Cash flows from operating activities:
Net earnings (loss)	$70	$(23)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	68	66
Reorganization of business, merger expenses and other	26	11
Share-based compensation	24	17
Excess tax benefits from share-based compensation plans	(17)	(4)
Deferred incomes taxes	6	10
Loss on extinguishment or modification of long-term debt, net	21	59
Other non-cash items	(5)	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	12	(55)
Inventory, net	2	13
Accounts payable and accrued liabilities	(67)	(11)
Other operating assets and liabilities	(6)	(37)
Net cash provided by operating activities	134	26

Cash flows from investing activities:
Purchases of property, plant and equipment	(50)	(56)
Acquisitions and strategic investment activity	(10)	1
Payments for purchased licenses and other assets	(15)	(20)
Net cash used for investing activities	(75)	(75)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations (1)	(277)	(1,324)
Debt issuance proceeds, net of debt issuance costs (1)	—	590
Proceeds from equity offering, net of offering costs	—	717
Proceeds from stock option exercises and ESPP share purchases	24	23
Excess tax benefits from share-based compensation plans	17	4
Purchases of treasury shares	(5)	—
Net cash (used for) provided by financing activities	(241)	10

Effect of exchange rate changes on cash and cash equivalents	(13)	1
Net decrease in cash and cash equivalents	(195)	(38)
Cash and cash equivalents, beginning of period	696	747
Cash and cash equivalents, end of period	$501	$709

(1) As discussed in the Annual Report, Freescale Inc. issued a $2.7 billion term loan in the first quarter of 2014, of which $2.1 billion was a non-cash exchange with existing lenders and is not reflected in the above presentation.

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
Proposed Merger: On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as an wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding share of Freescale common stock, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 (the “Exchange Ratio") of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. NXP intends to fund the cash portion of the merger consideration with a combination of cash on hand and fully-committed debt financing and also intends to refinance certain of Freescale Inc.’s existing debt with fully-committed debt financing. Pending the receipt of shareholder approvals from Freescale Ltd. and NXP, as well as satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is expected to close in the second half of 2015.
The Merger Agreement contains certain termination rights for Freescale and NXP, including if the Proposed Merger is not consummated before March 1, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, NXP or Freescale will be required to pay the other party termination fees of up to $600 million.
During the three months ended April 3, 2015, Freescale recorded expenses of $6 million consisting primarily of legal costs associated with the Proposed Merger in the Condensed Consolidated Statement of Operations.
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of April 3, 2015 and December 31, 2014, and for the three months ended April 3, 2015 and April 4, 2014 are unaudited, with the December 31, 2014 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 3, 2015 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2015 (the "Annual Report"). The results of operations for the three months ended April 3, 2015 are not necessarily indicative of the operating results to be expected for the full year.
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
(2) Other Financial Data
Statements of Operations Supplemental Information
Loss on Extinguishment or Modification of Long-Term Debt
During the three months ended April 3, 2015, we recorded charges totaling $21 million in the Condensed Consolidated Statement of Operations associated with the debt redemption that occurred during the first quarter of 2015. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for discussion of this transaction.)
During the first quarter of 2014, we recorded charges of $59 million in the Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendments to our senior secured credit facilities. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3, 2015	April 4, 2014
Interest expense	$(79)	$(105)
Interest income	1	3
Interest expense, net	(78)	(102)
Other, net	—	(1)
Other expense, net	$(78)	$(103)
Cash paid for interest was $86 million and $124 million during the first quarter of 2015 and 2014, respectively. Cash paid for interest in the first quarter of 2014 included $11 million of accrued interest paid in connection with a debt redemption transaction completed in that quarter. (Refer to Note 4, "Debt," in the Annual Report for additional discussion of this transaction.)
Net Earnings (Loss) Per Share
We calculate earnings per share (EPS) in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted average number of common shares outstanding and unissued shares underlying vested restricted share units (RSUs) during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. During the first quarter of 2015 and 2014, approximately, 10 million and 29 million, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS, because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and becomes greater than both the exercise price of these awards and the number of assumed repurchases of shares under the treasury stock method.
The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings (loss) per common share computations for the periods presented:

	Three Months Ended
(in millions, except per share amounts)	April 3, 2015	April 4, 2014
Basic net earnings (loss) per share:
Numerator:
Net earnings (loss)	$70	$(23)
Denominator:
Weighted average common shares outstanding (1)	307	280
Basic net earnings (loss) per share	$0.23	$(0.08)
Diluted net earnings (loss) per share:
Numerator:
Net earnings (loss)	$70	$(23)
Denominator:
Number of shares used in basic computation (1)	307	280
Add: Incremental shares for dilutive effect of warrants (2)	—	—
Add: Incremental shares for dilutive effect of stock options (3)	3	—
Add: Incremental shares for dilutive effect of unvested RSUs (4)	5	—
Adjusted weighted average common shares outstanding	315	280
Diluted net earnings (loss) per share (5)	$0.22	$(0.08)

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was outstanding during both periods presented but was not included in the computation of diluted EPS in either the first quarter of 2015 or 2014, because the warrant’s exercise price was greater than the average fair market value of the common shares during these periods. In addition, for the first quarter of 2014, the warrant was not included in the computation of diluted EPS as a net loss was incurred.

(3)
Stock options to purchase an aggregate of less than 1 million common shares that were outstanding during the first quarter of 2015 were anti-dilutive and were not included in the computation of diluted EPS, because the exercise price was greater than the average fair market value of the common shares, and the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options. Stock options to purchase an aggregate 9 million common shares that were outstanding during the first quarter of 2014 were not included in the computation of diluted EPS as a net loss was incurred.

(4)
Unvested RSUs, of less than 1 million that were outstanding during the first quarter of 2015 were anti-dilutive and were not included in the computation of diluted EPS, because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. Unvested RSUs of 10 million that were outstanding during the first quarter of 2014 were not included in the computation of diluted EPS as a net loss was incurred.

(5)	No dilutive securities were included in the diluted net loss per share calculation for the first quarter of 2014, because a net loss was incurred during the period.

Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	April 3, 2015	December 31, 2014
Work in process and raw materials	$526	$517
Finished goods	223	228
Inventory, net	$749	$745
As of April 3, 2015 and December 31, 2014, we had $57 million and $62 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand and for any inventory where cost exceeds the estimated net realizable value. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $43 million during both the first quarter of 2015 and 2014. Accumulated depreciation and amortization was $2,869 million and $2,837 million at April 3, 2015 and December 31, 2014, respectively.
Accumulated Other Comprehensive Loss

	Unrealized Losses on Derivatives	Unrealized (Losses) Gains on Post-retirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2015	$(26)	$(19)	$19	$(26)
Current period net change	(5)	1	—	(4)
Balance at April 3, 2015	$(31)	$(18)	$19	$(30)
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents, derivative contracts and certain other assets and liabilities, as required, at fair value on a recurring basis. The tables below set forth, by level, the fair value of these assets and liabilities as of April 3, 2015 and December 31, 2014, respectively. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first quarters of both 2015 and 2014, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at April 3, 2015 or December 31, 2014.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of April 3, 2015	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$129	$129	$—
Money market mutual funds (1)	—	—	—
Foreign currency derivative contracts (2)	7	—	7
Interest rate swap agreements (3)	1	—	1
Total assets	$137	$129	$8
Liabilities
Foreign currency derivative contracts (2)	$16	$—	$16
Interest rate swap agreements (3)	24	—	24
Commodity derivative contracts (4)	1	—	1
Total liabilities	$41	$—	$41

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2014	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$344	$344	$—
Money market mutual funds (1)	7	7	—
Foreign currency derivative contracts (2)	3	—	3
Interest rate swap agreements (3)	1	—	1
Total assets	$355	$351	$4
Liabilities
Foreign currency derivative contracts (2)	$19	$—	$19
Interest rate swap agreements (3)	13	—	13
Commodity derivative contracts (4)	1	—	1
Total liabilities	$33	$—	$33
The following footnotes indicate where the noted items are reported in our Condensed Consolidated Balance Sheets at April 3, 2015 and December 31, 2014:

(1)
Time deposits and money market mutual funds are reported as cash and cash equivalents. The decline in time deposits from December 31, 2014 to April 3, 2015 was attributable to the overall reduction in the target level of cash and cash equivalents as discussed in the Annual Report.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as current assets, accrued liabilities and other or other liabilities.

(4)	Commodity derivative contracts are reported as other current assets or accrued liabilities and other.
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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was approximately $5,459 million, exclusive of $35 million of current maturities, at April 3, 2015, and approximately $5,568 million, exclusive of $35 million of current maturities, at December 31, 2014, the fair values of these financial instruments were not materially different from their carrying or contract values on those dates. The fair value of our long-term debt is considered a Level 1 input based on broker trading prices in active markets.
(4) Debt
The carrying value of our long-term debt at April 3, 2015 and December 31, 2014 consisted of the following:

	April 3, 2015	December 31, 2014
Amended 2020 Term Loan	$2,669	$2,674
2021 Term Loan	781	783
2019 Revolver	—	—
Senior secured 5.00% notes due 2021	500	500
Senior secured 6.00% notes due 2022	960	960
Senior unsecured 10.75% notes due 2020	402	473
Senior unsecured 8.05% notes due 2020	—	180
Total debt	5,312	5,570
Less: current maturities	(35)	(35)
Total long-term debt	$5,277	$5,535
First Quarter of 2015 Debt Redemption Transaction
On February 9, 2015, after the requisite notice period, Freescale Inc. redeemed the remaining $180 million principal amount of the senior unsecured 8.05% notes due 2020 (the "8.05% Unsecured Notes") and $70 million principal amount of the senior unsecured 10.75% notes due 2020 (the "10.75% Unsecured Notes") and recorded a $21 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
Credit Facility
At April 3, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the revolving credit facility due on February 1, 2019 (the "2019 Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. At April 3, 2015, the interest rate on the Amended 2020 Term Loan and the 2021 Term Loan was 4.25% and 5.00%, respectively. The available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit at April 3, 2015.
Amended 2020 Term Loan
At April 3, 2015, $2,686 million was outstanding under the Amended 2020 Term Loan, which will mature on March 1, 2020. The Amended 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement") governs the terms of the Credit Facility and based on our total leverage ratio, provides that the spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the Amended 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance or $27 million annually. At April 3, 2015, the Amended 2020 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $17 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At April 3, 2015, $788 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our total leverage ratio, the Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance, or $8 million annually. At April 3, 2015, the 2021 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $7 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,862 million in senior notes outstanding at April 3, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"), and (iii) $402 million of 10.75% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; and (iii) every February 1st and August 1st for the 10.75% Unsecured Notes.
Indentures and Covenant Compliance
The Credit Agreement and the indentures governing Freescale Inc.'s senior secured and senior unsecured notes (the "Indentures") contain restrictive covenants that limit the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred shares, pay dividends and make other restricted payments, impose limitations on the ability of our restricted subsidiaries to pay dividends or make other distributions, create or incur certain liens, make certain investments, transfer or sell assets, engage in transactions with affiliates, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Agreement and Indentures, Freescale Inc. must comply with conditions precedent that must be satisfied prior to any borrowing.
On March 23, 2015, Freescale Inc. launched consent solicitations to approve amendments to, and to waive certain provisions of, the indentures governing its 5.00% Secured Notes and 6.00% Secured Notes at the request and expense of NXP pursuant to the Merger Agreement.  After the receipt of the required consents, on April 2, 2015 (the “Effective Date”), Freescale Inc. entered into (i) a supplemental indenture, by and among Freescale Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2021 Trustee”), to the indenture dated as of May 31, 2013 (the “2021 Indenture”), by and among Freescale Inc., the guarantors named therein and the 2021 Trustee, governing the 5.00% Secured Notes, and (ii) a supplemental indenture, by and among Freescale Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (together with the 2021 Trustee, the “Trustees”), to the indenture dated as of November 1, 2013 (together with the 2021 Indenture, the “Supplemental Indentures”), by and among Freescale Inc., the guarantors named therein and the 2022 Trustee, governing the 6.00% Secured Notes (together with the 5.00% Secured Notes, the “Secured Notes”).
The Supplemental Indentures, among other things, (i) waive the right of holders of the Secured Notes to require Freescale to repurchase such holder’s Secured Notes as a result of the change of control resulting from the Proposed Merger, (ii) align the restricted group subject to the covenants in the indentures governing the Secured Notes with the restricted group subject to the covenants in the indentures governing existing NXP notes, and (iii) align certain other provisions of the indentures governing the Notes with the terms of the indentures governing existing NXP notes. The waivers became effective and operative as of the Effective Date. The amendments became effective as of the Effective Date, but will not become operative until the completion of the Proposed Merger. The cash payment in connection with the solicitations of consents will be made by NXP, or an agent on its behalf, after the satisfaction or waiver of the closing conditions to the Proposed Merger, and prior to the consummation of the Proposed Merger. If the cash payment is not made by the time of consummation of the Proposed Merger, the Supplemental Indentures will terminate upon written notice to the applicable Trustee by any noteholder entitled to receive such cash payment.
As of April 3, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower and the fixed charge coverage ratio of 2.00:1 or greater but did not meet the consolidated secured debt ratio of 3.25:1 or lower. As of April 3, 2015, Freescale Inc.’s total leverage ratio was 4.27:1, senior secured first lien leverage ratio was 3.87:1, fixed charge coverage ratio was 4.15:1 and consolidated secured debt ratio was 4.31:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of April 3, 2015, future obligated debt payments are $27 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019, $2,967 million in 2020 and $2,202 million thereafter. Subsequent to the end of the first quarter of 2015, Freescale Inc. delivered notice of an additional $100 million redemption of 10.75% Unsecured Notes to occur during the second quarter of 2015. Accordingly, an incremental $100 million of principal payments previously obligated in 2020 will be paid in the second quarter of 2015. We expect to record a charge of approximately $9 million in connection with this redemption, reflective of call premiums and the write-off of unamortized debt issuance costs. Further, in connection with the Proposed Merger, we intend to redeem Freescale Inc.'s remaining 10.75% Unsecured Notes.
(5) Risk Management
Foreign Currency Risk
The functional currency for all of our foreign operations is the U.S. dollar. Accordingly, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.
In order to reduce the exposure of our financial results resulting from fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets, such that any changes in liabilities due to fluctuations in exchange rates are inversely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses.
At April 3, 2015 and December 31, 2014, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $118 million and $97 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of twelve months or less. The fair value of the forward contracts was a net unrealized loss of less than $1 million and $1 million at April 3, 2015 and December 31, 2014, respectively. Forward contract (losses) gains of $(2) million and less than $1 million for the first quarter of 2015 and 2014, respectively, were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of April 3, 2015 and December 31, 2014:

Buy (Sell)	April 3, 2015	December 31, 2014
Malaysian Ringgit	$51	$32
Chinese Renminbi	$21	$30
Euro	$(12)	$9
Japanese Yen	$8	$5
Indian Rupee	$6	$4
`
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, research and development expenses and selling, general and administrative expenses. These forward contracts have original maturities of less than 15 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging," as of April 3, 2015 and December 31, 2014:

Buy (Sell)	April 3, 2015	December 31, 2014	Hedged Exposure
Malaysian Ringgit	$92	$93	Cost of sales
Chinese Renminbi	$81	$84	Cost of sales
	$21	$21	Research and development
	$21	$21	Selling, general and administrative
Japanese Yen	$48	$42	Cost of sales
	$15	$16	Selling, general and administrative
Euro	$(59)	$(39)	Net sales
Indian Rupee	$18	$—	Research and development
Israeli Shekel	$15	$—	Research and development
At April 3, 2015 and December 31, 2014, we had cash flow designated forward contracts with a total fair value of net unrealized losses of $9 million and $15 million, respectively. Losses of $3 million and $1 million during the first quarter of 2015 and 2014, respectively, were recorded in the Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Interest Rate Risk
We use interest rate swaps to assist in mitigating the interest rate risk associated with the variable rate portion of our debt portfolio. During 2014, we entered into cash flow designated interest rate swap agreements that fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of the interest rate swap agreements was an unrealized loss of $21 million and $9 million at April 3, 2015 and December 31, 2014, respectively. (Refer to Note 4, “Debt,” for further details of our variable rate indebtedness.)
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of April 3, 2015, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
Non-qualified Options
During the first quarter of 2015, we granted approximately 1.6 million stock options under the 2011 Omnibus Incentive Plan, as amended and restated (the "2011 Plan"), to certain executives and employees. The vast majority of these stock options were granted on January 5, 2015 as part of the annual long-term incentive grant (the "2015 Annual Grant"). The awards granted in connection with the Annual Grant had a grant date fair value of $9.83 per share and an exercise price of $24.63 per share, which was equal to the stock price on January 5, 2015. Total compensation costs associated with the stock options under the 2015 Annual Grant was $12 million, net of estimated forfeitures.
Under the 2011 Plan, we have granted approximately 7.8 million non-qualified stock options in Freescale Ltd. (the “2011 Options”) with exercise prices ranging from $8.73 to $33.51 per share, to certain qualified participants, which remain outstanding as of April 3, 2015. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of April 3, 2015, we had approximately $34 million of unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Three Months Ended
	April 3, 2015	April 4, 2014
Weighted average grant date fair value per share	$9.87	$6.74
Weighted average assumptions used:
Expected volatility	45.00%	50.00%
Expected lives (in years)	4.75	4.75
Risk free interest rate	1.54%	1.40%
Expected dividend yield	—%	—%
A summary of changes in the 2011 Options outstanding during the three months ended April 3, 2015 is presented below:

	Stock Options (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	6,987	$14.28	5	$76
Granted	1,598	$24.72
Terminated, canceled or expired	(201)	$15.25
Exercised	(538)	$14.58
Balance at April 3, 2015	7,846	$16.36	5	$187
Exercisable options at April 3, 2015	2,177	$13.66	5	$58
The intrinsic value of options exercised under this plan during the first quarter of 2015 and 2014 was $10 million and $3 million, respectively.
Restricted Share Units
During the first quarter of 2015, we granted approximately 3.6 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount were RSUs granted in connection with the 2015 Annual Grant with a grant date fair value of $24.63 per RSU and total compensation cost of $69 million, net of estimated forfeitures. RSUs generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, or on another vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. RSUs are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.
Also during the first quarter of 2015, we granted approximately 0.6 million performance-based RSUs ("TSR") to certain executives in connection with the 2015 Annual Grant. Each TSR, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 1.50 common shares for each of the target units awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for the TSRs granted in connection with the 2015 Annual Grant was $25.87 per TSR, with a total compensation cost of $13 million, net of estimated forfeitures. TSRs are amortized on a straight-line basis over a period of 3 years to additional paid-in capital. The assumptions used in the Monte Carlo model, outside of projections of market results, are outlined in the following table:

	Three Months Ended
	April 3, 2015	April 4, 2014
Weighted average grant date fair value per share	$25.87	$15.98
Weighted average assumptions used:
Expected volatility	43.83%	48.45%
Expected lives (in years)	2.99	2.99
Risk free interest rate	1.06%	0.80%
Expected dividend yield	—%	—%
As of April 3, 2015 we had approximately $142 million of unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of four years for RSUs and three years for

TSRs and performance-based RSUs ("PRSUs"). Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on the passage of time for the RSUs and based on both the passage of time and performance results for the TSRs and PRSUs.
A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during the three months ended April 3, 2015 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. Grant Date Fair Value Per Share
Non-vested RSU, TSR and PRSU balance at January 1, 2015	9,758	$15.03
Granted	4,289	$24.74
Issued	(2,313)	$15.00
Terminated, canceled or expired	(326)	$15.56
Non-vested RSU, TSR and PRSU balance at April 3, 2015	11,408	$18.65
The weighted average grant date fair value of all RSUs and TSRs granted during the first quarter of 2015 and 2014 was $24.74 per share and $15.55 per share, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during the first quarter of 2015 and 2014 was $78 million and $36 million, respectively.
The Company purchased $5 million of treasury shares during the three months ended April 3, 2015 related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of employee related share units.
(7) Income Taxes
During the first quarter of 2015, we recorded an income tax provision of $10 million, predominately related to our foreign operations, which included income tax expense of $3 million associated with discrete events. The discrete expense in the first quarter of 2015 was primarily related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefits from share-based awards during the period, partially offset by a benefit recognized in connection with tax laws changes in one of our foreign jurisdictions. The aforementioned excess tax benefits resulted from deductions related to equity compensation in excess of compensation recognized for financial reporting and was recorded in additional paid-in capital in accordance with ASC Subtopic 740, "Income Taxes" (“ASC Topic 740”).
For the first quarter of 2014, we recorded an income tax provision of $16 million, predominately related to our foreign operations. This provision included $4 million of income tax expense associated with discrete events principally associated with an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefits from share-based awards during the first quarter of 2014.
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
We record minimal income tax expense in the U.S. due to the domestic valuation allowance. ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Such assessment is required on a jurisdiction by jurisdiction basis. We have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the domestic deferred tax assets. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and, (iii) the Company operates in a highly cyclical industry. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets. The valuation allowance on our U.S. deferred tax assets at April 3, 2015 was $1.2 billion. Any release of the valuation allowance will be recorded as a tax benefit increasing net earnings.
The Company does not expect the liability for unrecognized tax benefits to decrease substantially in the next twelve months. Certain of our income tax returns for the 2004 through 2013 tax years are currently under examination by various taxing authorities around the world. Although the resolution of open audits is highly uncertain, management considers it unlikely that the results of these examinations will have a material impact on our financial condition or results of operations.

(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with our strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $130 million as of April 3, 2015.
Litigation
We are a defendant in various lawsuits and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.
From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort, contractual and customer disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola Inc. ("Motorola"), Freescale Inc. must indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola in 2004.
Motorola has been named as a defendant in a number of suits filed in the Circuit Court of Cook County, Illinois alleging a link between working in semiconductor manufacturing clean room environments and birth defects in 49 individuals.  Each of these suits seek an unspecified amount of damages in compensation for the alleged injuries.  We have denied liability for these alleged injuries, and we are assessing the availability of applicable insurance coverage.  In the first quarter of 2015, a trial was set for October 19, 2015 to determine liability and damages with respect to one of the 49 individuals.  We do not believe an adverse judgment in this trial would have a material negative impact on our financial position, results of operations or cash flows.  Although the outcome of litigation is inherently uncertain, based on the information currently available, we do not consider our liability for these matters to be probable or reasonably estimable at this time.
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
(9) Reorganization of Business, Merger Expenses and Other
Three months ended April 3, 2015
Strategic Realignment
We have continued to shift our research and development investment and sales force to accelerate growth and improve profitability (the "Strategic Realignment"). Since the inception of the plan in late 2012, we have recorded a total of $134 million in net charges to reorganization of business, merger expenses and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources, as further described in this section.
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

The following table displays a roll-forward from January 1, 2015 to April 3, 2015 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments	Usage	Accruals at April 3, 2015
Employee Separation Costs
Supply chain	$4	$2	$—	$(2)	$4
Selling, general and administrative	7	2	—	(3)	6
Research and development	13	15	—	(7)	21
Total	$24	$19	$—	$(12)	$31
Related headcount	375	315	—	(260)	430
During the first quarter of 2015, we incurred $19 million of additional employee separation charges related to the continued execution of this strategic plan. The $12 million used reflects cash payments made to employees separated as part of the plan during the first quarter of 2015. The accrual of $31 million at April 3, 2015 reflects the estimated liability to be paid to the remaining 430 employees to be separated through 2016, along with previously separated employees still receiving severance benefits, based on current exchange rates.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets (the "Reorganization of Business Program"). Since the inception of the plan, we have recorded $243 million in net charges to reorganization of business, merger expenses and other. The only remaining actions relating to this reorganization program are the decommissioning of the land and buildings at our Toulouse, France manufacturing facility and payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2015 to April 3, 2015 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments & Currency Impact	Usage	Accruals at April 3, 2015
Employee Separation Costs
Supply chain	$8	$—	$(1)	$—	$7
Research and development	1	—	—	—	1
Total	$9	$—	$(1)	$—	$8
There were less than $1 million of cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2015. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation, reflecting the strengthening of the U.S. dollar against the Euro during the first quarter of 2015. The accrual of $8 million at April 3, 2015 reflects the estimated liability to be paid through 2015 to previously separated employees still receiving severance benefits and for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During first quarter of 2015, we recorded $1 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility.
Merger Expenses
During first quarter of 2015, we recorded $6 million of expenses consisting primarily of legal costs associated with the Proposed Merger.

Three months ended April 4, 2014
Strategic Realignment
The following table displays a roll-forward from January 1, 2014 to April 4, 2014 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments	Used	Accruals at April 4, 2014
Employee Separation Costs
Supply chain	$5	$1	$—	$(3)	$3
Selling, general and administrative	4	3	—	(3)	4
Research and development	2	4	—	(2)	4
Total	$11	$8	$—	$(8)	$11
Related headcount	170	70	—	(110)	130
Exit and Other Costs	$8	$—	$(1)	$(1)	$6
During the first quarter of 2014, we incurred $8 million of additional employee separation charges related to the continued implementation of this strategic plan. The $8 million used reflects cash payments paid to employees separated as part of the Strategic Realignment during the first quarter of 2014. The accrual of $6 million at April 4, 2014 reflects the estimated liability to be paid to the remaining 130 employees to be separately through 2015, along with previously separated employees still receiving severance benefits, based on current exchange rates.
Additionally, we recorded an adjustment of $1 million to our previously estimated cost to vacate underutilized office space in Austin, Texas in accordance with ASC Topic 420, "Exit or Disposal Cost Obligations," during the first quarter of 2014.
Other Charges
During the first quarter of 2014, we incurred a $1 million charge related to the write-down of the net book value of certain assets classified as available for sale as of April 4, 2014. These assets were no longer deemed necessary due to the strategic decision to eliminate certain processes from some of our next generation products.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2014 to April 4, 2014 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments & Currency Impact	Usage	Accruals at April 4, 2014
Employee Separation Costs
Supply chain	$17	$—	$—	$(2)	$15
Selling, general and administrative	1	—	—	—	1
Research and development	1	—	—	—	1
Total	$19	$—	$—	$(2)	$17
Related headcount	30	—	—	(10)	20
The $2 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first quarter of 2014. The accrual of $17 million at April 4, 2014 reflects the estimated liability to be paid through 2015 to the remaining 20 employees to be separated, along with previously separated employees still receiving severance benefits and for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During the first quarter of 2014 and in connection with the closure of the Toulouse, France manufacturing facility, we recorded a $1 million charge related to on-going closure and decommissioning costs. We also recorded a charge of $2 million related to demolition costs incurred to prepare our former manufacturing facility located in Sendai, Japan for sale.
(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.

As a result of the Merger and subsequent debt redemption and refinancing transactions, we had $1,862 million aggregate principal amount of Senior Notes outstanding as of April 3, 2015, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis, and the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis, and in each case, are subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of April 3, 2015, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the three months ended April 3, 2015 and April 4, 2014 and as of April 3, 2015 and December 31, 2014, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,487	$1,534	$(1,852)	$1,169
Cost of sales	—	—	1,033	1,435	(1,852)	616
Gross margin	—	—	454	99	—	553
Research and development	—	—	148	74	—	222
Selling, general and administrative	2	—	158	55	(94)	121
Amortization expense for acquired intangible assets	—	—	5	—	—	5
Reorganization of business, merger expenses and other	—	—	16	10	—	26
Operating (loss) earnings	(2)	—	127	(40)	94	179
Loss on extinguishment or modification of long-term debt	—	—	(21)	—	—	(21)
Other income (expense), net	72	72	(16)	102	(308)	(78)
Earnings before income taxes	70	72	90	62	(214)	80
Income tax benefit (expense)	—	—	15	(5)	—	10
Net earnings	$70	$72	$75	$67	$(214)	$70

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Three Months Ended April 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$70	$72	$75	$67	$(214)	$70
Other comprehensive (loss) earnings, net of tax:
Derivative instruments adjustments:
Unrealized losses arising during the period	—	—	(8)	—	—	(8)
Reclassification adjustment for items in net earnings	—	—	3	—	—	3
Post-retirement adjustments:
Amortization of actuarial gains in net earnings	—	—	—	1	—	1
Other comprehensive (loss) earnings	—	—	(5)	1	—	(4)
Comprehensive earnings	$70	$72	$70	$68	$(214)	$66

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,396	$1,505	$(1,774)	$1,127
Cost of sales	—	—	1,030	1,366	(1,774)	622
Gross margin	—	—	366	139	—	505
Research and development	—	—	135	75	—	210
Selling, general and administrative	2	—	166	58	(100)	126
Amortization expense for acquired intangible assets	—	—	3	—	—	3
Reorganization of business, merger expenses and other	—	—	1	10	—	11
Operating (loss) earnings	(2)	—	61	(4)	100	155
Loss on extinguishment or modification of long-term debt	—	—	(59)	—	—	(59)
Other (expense) income, net	(21)	(21)	(19)	101	(143)	(103)
(Loss) earnings before income taxes	(23)	(21)	(17)	97	(43)	(7)
Income tax expense	—	—	4	12	—	16
Net (loss) earnings	$(23)	$(21)	$(21)	$85	$(43)	$(23)

Supplemental Condensed Consolidating Statement of Comprehensive Earnings (Loss) For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net (loss) earnings	$(23)	$(21)	$(21)	$85	$(43)	$(23)
Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	3	—	—	3
Reclassification adjustment for items in net loss	—	—	1	—	—	1
Other comprehensive earnings	—	—	4	—	—	4
Comprehensive (loss) earnings	$(23)	$(21)	$(17)	$85	$(43)	$(19)

Supplemental Condensed Consolidating Balance Sheet April 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$—	$53	$448	$—	$501
Inter-company receivable	230	—	532	468	(1,230)	—
Accounts receivable, net	—	—	137	422	—	559
Inventory, net	—	—	318	431	—	749
Other current assets	—	—	109	65	—	174
Total current assets	230	—	1,149	1,834	(1,230)	1,983
Property, plant and equipment, net	—	—	352	406	—	758
Investment in affiliates	(3,636)	(3,414)	1,406	—	5,644	—
Intangible assets, net	—	—	55	—	—	55
Inter-company note receivable	—	124	1	390	(515)	—
Other assets, net	—	—	139	161	—	300
Total assets	$(3,406)	$(3,290)	$3,102	$2,791	$3,899	$3,096
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	460	770	(1,230)	—
Accounts payable	—	—	248	177	—	425
Accrued liabilities and other	5	—	224	120	—	349
Total current liabilities	5	—	967	1,067	(1,230)	809
Long-term debt	—	—	5,277	—	—	5,277
Inter-company note payable	43	346	—	126	(515)	—
Other liabilities	—	—	272	192	—	464
Total liabilities	48	346	6,516	1,385	(1,745)	6,550
Total shareholders’ (deficit) equity	(3,454)	(3,636)	(3,414)	1,406	5,644	(3,454)
Total liabilities and shareholders’ (deficit) equity	$(3,406)	$(3,290)	$3,102	$2,791	$3,899	$3,096

Supplemental Condensed Consolidating Balance Sheet December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4	$—	$181	$511	$—	$696
Inter-company receivable	161	—	509	472	(1,142)	—
Accounts receivable, net	—	—	130	432	—	562
Inventory, net	—	—	335	410	—	745
Other current assets	—	—	105	61	—	166
Total current assets	165	—	1,260	1,886	(1,142)	2,169
Property, plant and equipment, net	—	—	349	401	—	750
Investment in affiliates	(3,710)	(3,710)	1,350	—	6,070	—
Intangible assets, net	—	—	51	8	—	59
Inter-company note receivable	—	123	1	166	(290)	—
Other assets, net	7	—	131	159	—	297
Total assets	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	501	641	(1,142)	—
Accounts payable	—	—	251	162	—	413
Accrued liabilities and other	—	—	260	137	—	397
Total current liabilities	—	—	1,047	940	(1,142)	845
Long-term debt	—	—	5,535	—	—	5,535
Inter-company note payable	43	123	—	124	(290)	—
Other liabilities	—	—	270	206	—	476
Total liabilities	43	123	6,852	1,270	(1,432)	6,856
Total shareholders’ (deficit) equity	(3,581)	(3,710)	(3,710)	1,350	6,070	(3,581)
Total liabilities and shareholders’ (deficit) equity	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow (used for) provided by operating activities	$(3)	$(222)	$154	$205	$—	$134
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(22)	(28)	—	(50)
Acquisitions and strategic investment activity	—	—	(10)	—	—	(10)
Payments for purchased licenses and other assets	—	—	(8)	(7)	—	(15)
Inter-company loans and capital transactions	(20)	(21)	—	(223)	264	—
Cash flow used for investing activities	(20)	(21)	(40)	(258)	264	(75)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(277)	—	—	(277)
Proceeds from stock option exercises and ESPP share purchases	24	—	—	—	—	24
Excess tax benefits from share-based compensation plans		—	15	2	—	17
Purchases of treasury shares	(5)					(5)
Inter-company loans, dividends and capital transactions	—	243	20	1	(264)	—
Cash flow provided by (used for) financing activities	19	243	(242)	3	(264)	(241)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(13)	—	(13)
Net decrease in cash and cash equivalents	(4)	—	(128)	(63)	—	(195)
Cash and cash equivalents, beginning of period	4	—	181	511	—	696
Cash and cash equivalents, end of period	$—	$—	$53	$448	$—	$501

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended April 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$12	$—	$(73)	$87	$—	$26
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26)	(30)	—	(56)
Acquisitions and strategic investment activity	—	—	1	—	—	1
Payments for purchased licenses and other assets	—	—	(10)	(10)	—	(20)
Inter-company loans and capital transactions	(750)	(751)	—	(1)	1,502	—
Cash flow used for investing activities	(750)	(751)	(35)	(41)	1,502	(75)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,324)	—	—	(1,324)
Debt issuance proceeds, net of debt issuance costs	—	—	590	—	—	590
Proceeds from equity offering, net of offering costs	717	—	—	—	—	717
Excess tax benefits from share-based compensation plans	—	—	4	—	—	4
Proceeds from stock option exercises and ESPP share purchases	23	—	—	—	—	23
Inter-company loans, dividends and capital transactions	—	751	750	1	(1,502)	—
Cash flow provided by financing activities	740	751	20	1	(1,502)	10
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	2	—	(88)	48	—	(38)
Cash and cash equivalents, beginning of period	1	—	235	511	—	747
Cash and cash equivalents, end of period	$3	$—	$147	$559	$—	$709

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended April 3, 2015 and April 4, 2014 and our financial condition as of April 3, 2015 and December 31, 2014. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2014 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report. Actual results may differ materially from those contained in any forward looking statements. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Overview. On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as an wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding common share of Freescale, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 (the “Exchange Ratio") of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. Pending the receipt of shareholder approvals from Freescale Ltd. and NXP, as well as satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is expected to close in the second half of 2015.
Our Business. We are a global leader in microcontrollers and digital networking processors. These embedded processors form the foundation of emerging technologies, including the Internet of Things (IoT), a network of smart devices and electronics that help make our lives safer and more productive. We complement our embedded processors with analog, sensor and radio frequency (RF) devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers (MCUs) single- and multicore microprocessors, digital signal controllers, applications processors and digital signal processors. Our programmable devices, along with software, provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs.
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
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from five product groups. Our Microcontrollers product group represented 20% of our total net sales in the first quarters of both 2015 and 2014. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for automotive, industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product group represented 18% and 22% of our total net sales in the first quarter of 2015 and 2014, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the IoT. Our Automotive MCU product group represented 26% and 27% of our total net sales in the first quarter of 2015 and 2014, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are enabling the latest developments in powertrain, advanced safety, body and infotainment applications. Our Analog and Sensors product group represented 18% of our total net sales in the first quarters of both 2015 and 2014. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 16% and 10% of our total net sales in the first quarter of 2015 and 2014, respectively. We supply RF high-power products into the cellular infrastructure market and are expanding our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
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
Our total net sales in the first quarter of 2015 increased by $66 million, or 6%, compared to the fourth quarter of 2014. Revenue growth was primarily led by shipments of our RF products to support LTE wireless basestation expansion, particularly in China, and increased automotive revenues. Our gross margin increased in the first quarter of 2015 as compared to the fourth quarter of 2014, due primarily to increased revenues and manufacturing efficiencies being offset by decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2015. Capital expenditures were $50 million, or 4% of net sales, in the first quarter of 2015 and $74 million, or 7% of net sales, in the fourth quarter of 2014. In the prior quarter, capital spend reflects capacity increases for our RF products.
Net sales in the near term will depend on general global economic activity and our ability to meet unscheduled or temporary increases in demand in our target markets, among other factors. Our RF product group revenues are at elevated levels due to LTE wireless basestation expansion, particularly in China. Our ability to maintain these levels will be dependent, in part, upon the continuation of wireless infrastructure expansion. We anticipate that our total net sales will grow modestly on a sequential basis due primarily to increased demand for our microcontroller products sold into the distribution channel and to certain original equipment manufacturers and growth in automotive revenues, offset by a decline in service provider and wireless revenues. Accordingly, we expect our gross margin to be modestly up into the second quarter as we continue to execute on our operational efficiency initiatives, while monitoring utilization rates and activity in our back-end manufacturing facilities. For more information on trends and other factors affecting our business, refer to Part I, Item 1A: "Risk Factors" included in our Annual Report.
Capital Restructuring Activities. During the first quarter of 2015, we redeemed $250 million of indebtedness previously due in 2020, which reduces our annualized cash interest expense by $22 million. Subsequent to the end of the first quarter, Freescale Inc. delivered notice of an additional $100 million redemption of indebtedness to occur during the second quarter of 2015, which will decrease our cash interest expense by an incremental $11 million on an annual basis. Since the beginning of 2014, and inclusive of the announced second quarter debt redemption, we have reduced our outstanding indebtedness by $1,275 million and annualized cash interest expense by approximately $130 million. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)

Results of Operations for the Three Months Ended April 3, 2015 and April 4, 2014

	Three Months Ended
(in millions, unaudited)	April 3, 2015	% of Net Sales	April 4, 2014	% of Net Sales
Orders	$1,177	100.7%	$1,201	106.6%
Net sales	$1,169	100.0%	$1,127	100.0%
Cost of sales	616	52.7%	622	55.2%
Gross margin	553	47.3%	505	44.8%
Research and development	222	19.0%	210	18.6%
Selling, general and administrative	121	10.4%	126	11.2%
Amortization expense for acquired intangible assets	5	0.4%	3	0.3%
Reorganization of business, merger expenses and other	26	2.2%	11	0.9%
Operating earnings	179	15.3%	155	13.8%
Loss on extinguishment or modification of long-term debt	(21)	*	(59)	*
Other expense, net	(78)	*	(103)	*
Earnings (loss) before income taxes	80	6.8%	(7)	*
Income tax expense	10	0.9%	16	1.4%
Net earnings (loss)	$70	6.0%	$(23)	*
Net Sales
Our net sales increased by $42 million, or 4%, in the first quarter of 2015 compared to the first quarter of 2014 driven primarily by increased sales of our RF and Microcontrollers products. This sales growth was partially offset by declines in Digital Networking and intellectual property revenues. Orders decreased $24 million, or 2%, primarily due to lower orders for our Digital Networking products. Distribution sales were approximately 25% of net sales in both the first quarters of 2015 and 2014. Distribution sales increased $5 million compared to the first quarter of 2014. Distribution inventory, in dollars, was 9.2 weeks at April 3, 2015, compared to 10.0 weeks at December 31, 2014 and 7.1 weeks at April 4, 2014. The increase in weeks of distribution inventory, as compared to the prior year period, was primarily attributable to the replenishment of channel inventory following the consolidation of our global distribution partners during the first quarter of 2014.
Net sales by product group for the three months ended April 3, 2015 and April 4, 2014 were as follows:

	Three Months Ended
(in millions, unaudited)	April 3, 2015	April 4, 2014
Microcontrollers	$235	$223
Digital Networking	214	249
Automotive MCU	307	304
Analog & Sensors	207	198
RF	184	113
Other	22	40
Total net sales	$1,169	$1,127
Microcontrollers
Microcontrollers' net sales increased by $12 million, or 5%, in the first quarter of 2015 compared to the first quarter of 2014, driven by growth in application processors. The increase in Microcontrollers revenue was largely due to increased sales of application processors into the automotive market and sales of our 32-bit microcontrollers sold through our distribution channel into several markets including medical and industrial.
Digital Networking
Digital Networking's net sales decreased by $35 million, or 14%, in the first quarter of 2015 compared to the first quarter of 2014 due to lower sales to certain service provider customers, particularly in the wireless market, along with lower sales into distribution. Sales of our legacy products have also declined as customers across our end markets transition to multicore products.
Automotive MCU

Automotive MCU's net sales increased by $3 million, or 1%, in the first quarter of 2015 compared to the first quarter of 2014. Automotive MCU sales benefited from growth in vehicle semiconductor content and in distribution associated with higher worldwide automotive production. This growth was partially offset by decreases in average selling prices resulting from annual negotiations with certain customers that went into effect during the first quarter of 2015.
Analog & Sensors
Analog and Sensors' net sales increased by $9 million, or 5%, in the first quarter of 2015 compared to the first quarter of 2014. Over 90% of our Analog and Sensors net sales in both periods were into the automotive market. We experienced higher net sales of our Analog and Sensor products due to growth in vehicle semiconductor content and increased worldwide automotive production.
RF
RF's net sales increased by $71 million, or 63%, in the first quarter of 2015 compared to the first quarter of 2014, driven by continued investment in 3G and 4G wireless networks, particularly in China. Our RF product group represented 16% and 10% of our total net sales in the first quarter of 2015 and 2014, respectively.
Other
Other net sales decreased by $18 million, or 45%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower intellectual property revenue and decreased cellular product sales. As a percentage of net sales, intellectual property revenue was less than 1% and 3% for the first quarter of 2015 and 2014, respectively.
Gross Margin
Our gross margin increased by $48 million, or 10%, during the first quarter of 2015 compared to the first quarter of 2014, driven, in part, by a 4% increase in our net sales. As a percentage of net sales, gross margin was 47.3% in the first quarter of 2015, reflecting an increase of 250 basis points compared to the first quarter of 2014. Improvement in gross margin as a percentage of net sales was largely attributable to higher revenues, operational efficiencies, yield improvements, procurement savings and an increase in assembly and test utilization, as we sourced more activity in our internal factories. Gross margin was also impacted by the reclassification of a portion of our patent costs to selling, general and administrative expense during the fourth quarter of 2014, which had a positive impact on the year over year improvement. These improvements were partially offset by lower intellectual property revenue and the impact of decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2015.
Research and Development
Our research and development expenses increased by $12 million, or 6%, in the first quarter of 2015 compared to the first quarter of 2014. This increase is related to additional investment in our strategic areas and next generation technologies, along with higher incentive compensation. As a percentage of net sales, our research and development expenses were relatively flat at 19% in both the first quarters of 2015 and 2014.
Selling, General and Administrative
Our selling, general and administrative expenses decreased by $5 million, or 4%, in the first quarter of 2015, compared to the first quarter of 2014. This decrease is primarily due to fewer resources in sales and marketing and lower litigation costs due to a decrease in defensive litigation matters. This decrease was partially offset by the reclassification of a portion of our patent costs from cost of sales to selling, general and administrative expense during the fourth quarter of 2014. As a percentage of net sales, our selling, general and administrative expenses were 10% in the first quarter of 2015 as compared to 11% in the first quarter of 2014.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks, customer relationships and developed technology increased $2 million, or 67%, in the first quarter of 2015 compared to the the first quarter of 2014 due to the amortization of certain intangible assets acquired in connection with two strategic acquisitions completed in 2014.
Reorganization of Business, Merger Expenses and Other
During the first quarter of 2015, we recorded $26 million in net charges in reorganization of business, merger expenses and other, including a $19 million charge related to employee separation costs in connection with the continued execution of our strategic reorganization plan (the "Strategic Realignment"). (Refer to Note 9, “Reorganization of Business, Merger Expenses and Other,” in the accompanying Condensed Consolidated Financial Statements for more information on the charges discussed in this section.) In addition, we recorded costs of $6 million primarily consisting of legal expenses associated with the Proposed Merger. We also incurred $1 million in charges during the first quarter of 2015 related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility.

During the first quarter of 2014, we recorded a $7 million net charge primarily related to employee separation costs in connection with the Strategic Realignment. We also incurred $3 million in charges related to on-going closure and decommissions costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan. Additionally, we recorded a $1 million charge related to the write down of specific manufacturing assets to fair value due to the elimination of certain manufacturing processes for some of our next generation products.
Loss on Extinguishment or Modification of Long-Term Debt
During the first quarter of 2015, we recorded charges of $21 million associated with the redemption of outstanding indebtedness. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further discussion about the redemption.)
During the first quarter of 2014, we recorded charges of $59 million associated with the redemption of outstanding indebtedness and refinancing transactions. These charges consisted of call premiums, the write-off of both unamortized debt issuance costs and original issue discount associated with the extinguished debt and other expenses not eligible for capitalization.
Other Expense, Net
Net interest expense in the first quarter of 2015 included interest expense of $79 million partially offset by interest income of $1 million. Net interest in the first quarter of 2014 included interest expense of $105 million partially offset by interest income of $3 million. The decrease in interest expense is due to the debt redemption and refinancing transactions that occurred over the course of 2014 and the first quarter of 2015.
As a result of the capital structure changes, we have reduced our outstanding indebtedness by approximately $1,175 million and annualized interest expense by approximately $120 million, based on current interest rates, since the beginning of 2014, and reduced our weighted average cash interest rate from 6.1% at December 31, 2013 to 5.3% at April 3, 2015.
Income Tax Expense
During the first quarter of 2015, we recorded an income tax provision of $10 million predominately related to our foreign operations. The income tax provision recorded during the first quarter of 2015 included income tax expense of $3 million associated with discrete events largely related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period, partially offset by a benefit recognized in connection with tax laws changes in one of our foreign jurisdictions. Excluding discrete tax items, income tax expense was $7 million in the first quarter of 2015 which primarily reflects tax expense attributable to income earned in non-U.S. jurisdictions.
For the first quarter of 2014, we recorded an income tax provision of $16 million which related primarily to our foreign operations. The provision included $4 million of tax expense associated with discrete events related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from stock-based awards during the first quarter of 2014. Excluding discrete tax items, income tax expense was $12 million in the first quarter of 2014.
Although the Company is a Bermuda entity with a statutory income tax rate of zero, the earnings of many of the Company’s subsidiaries are subject to taxation in the U.S. and other foreign jurisdictions. Our annual effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions and was different from the Bermuda statutory rate of zero due to (i) income tax expense incurred by subsidiaries operating in jurisdictions that impose an income tax, (ii) the mix of earnings and losses across various taxing jurisdictions, (iii) a foreign capital investment incentive providing for enhanced tax deductions associated with capital expenditures in one of our foreign manufacturing facilities and (iv) the effect of valuation allowances and uncertain tax positions. We record minimal tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets, as we have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety.
In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and (iii) the Company operates in a highly cyclical industry. At the end of each quarter, we evaluate the valuation allowance by reviewing various factors, including (i) the nature, frequency, and severity of losses on a rolling twelve quarter basis; (ii) the strength and trend of earnings as well as other relevant factors; (iii) sources of future taxable income; and (iv) tax planning strategies. This ongoing assessment is based on estimates and requires significant management judgment. At this time, the Company believes it will not have cumulative losses on a rolling twelve quarter basis at some point in the next twelve to 18 months, and it is reasonably possible such positive evidence may result in reversal of the valuation allowance within this time frame. For example, if the 2014 trend in quarterly domestic operational profitability continues throughout 2015, such valuation allowance reversal may occur in the next twelve to 18 months. Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Any release of the domestic valuation allowance will be recorded as a non-cash deferred tax benefit, significantly increasing net earnings in the quarter in which the allowance is released. After the valuation allowance is released, we anticipate an effective tax rate approaching the U.S. statutory rate of 35%. The release of the valuation allowance has a minimal, if any, impact on current or projected cash income taxes. Cash taxes paid by the Company will continue to be driven by income in foreign jurisdictions until domestic income exceeds available tax attributes.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $501 million of cash and cash equivalents at April 3, 2015, $263 million is attributable to our U.S. subsidiaries and $238 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $134 million and $26 million in the first quarter of 2015 and 2014, respectively. The increase in cash generated from operations is primarily attributable to (i) higher sales and resulting profitability along with (ii) lower cash paid for interest as a result of various debt redemption and refinancing transactions that occurred during 2014 and the first quarter of 2015. These benefits were partially offset by an increase in receivables and inventory, as described below, along with higher payments for incentive compensation during the first quarter of 2015.
Our days of inventory on hand decreased to 111 days at April 3, 2015 from 116 days at December 31, 2014 and increased as compared to 106 days at April 4, 2014. The sequential decline in days of inventory on hand is due to increased demand along with an overall focus on balancing inventory levels for our near term business operating conditions, while the increase from the prior year period is due primarily to inventory builds initiated to resolve previous supply constraint issues experienced by certain of our product groups in 2014. Our days sales outstanding decreased to 44 days at April 3, 2015 from 46 days at December 31, 2014 and increased as compared to 37 days at April 4, 2014. The increase in days sales outstanding as compared to the first quarter of 2014 was primarily the result of changes in payment terms implemented with specific customers during 2014. Our days purchases outstanding decreased to 63 days at April 3, 2015 from 65 days at both December 31, 2014 and April 4, 2014, reflecting the timing of payments on our payables.
Investing Activities
Our net cash utilized for investing activities was $75 million in both the first quarters of 2015 and 2014. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in the first quarter of 2015 was predominately the result of capital expenditures, which were $50 million and $56 million for the first quarter of 2015 and 2014, respectively, and represented 4% and 5% of net sales, respectively. The higher capital expenditures in the prior year were associated with increasing our manufacturing capacity to fulfill demand primarily from our RF and Microcontroller customers. The cash paid for purchased licenses and other assets decreased to $15 million in the first quarter of 2015 from $20 million in the first quarter of 2014. The remaining $10 million of net cash utilized in the first quarter of 2015 related to strategic investment activity.
Financing Activities
Our net cash utilized for financing activities was $241 million in the first quarter of 2015 compared to $10 million of net cash provided by financing activities in the first quarter of 2014. Cash flows utilized for financing activities in the first quarter of 2015 included $277 million of payments on debt obligations comprised of (i) payments of $268 million associated with the extinguishment of $250 million of indebtedness and $18 million of call premiums in connection with the debt redemption, along with (ii) $9 million of amortization payments on the term loans. Additionally, during the first quarter of 2015, we utilized $5 million to purchase treasury shares related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of employee-related stock units. Cash provided by financing activities in the first quarter of 2015 included included $24 million of proceeds from the exercise of stock options and employee share purchase program (ESPP) share purchases and $17 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further information regarding the debt transactions referenced in this section, Note 6, "Share and Equity-based Compensation," for further information on treasury shares, ESPP and stock options and Note 7, "Income Taxes," for further information on the excess tax benefits.)
Cash flows related to financing activities in the first quarter of 2014 included (i) $1,324 million of payments on debt obligations, including payments of $718 million associated with the extinguishment of approximately $680 million of indebtedness, along with $38 million of call premiums in connection with the use of the equity transaction proceeds, payments of $597 million to lenders in connection with the $2,700 million term loan refinancing transaction, and $9 million of amortization payments on the term loans; (ii) $590 million of proceeds, net of transaction costs, related to funds received from lenders under the term loan refinancing and revolver modification; and (iii) $717 million of net proceeds from the equity offering. Additionally, cash provided by financing activities in the first quarter of 2014 included $23 million of proceeds from the exercise of stock options and ESPP share purchases and $4 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting.
Credit Facility
At April 3, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) $2,686 million outstanding under the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) $788 million outstanding under the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the revolving credit facility due on February 1, 2019 (the "2019 Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%, resulting in an effective interest rate of 4.25% at April 3, 2015. The spread over LIBOR with respect to 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate of 5.00% at April 3, 2015. At April 3, 2015, the available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit. Under the third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement"), Freescale Inc. is required to repay a portion both of the Amended 2020 Term Loan and 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or approximately $35 million annually.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,862 million in senior notes outstanding at April 3, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"), and (iii) $402 million of 10.75% senior unsecured notes due 2020 (the "10.75% Unsecured Notes") (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; and (iii) every February 1st and August 1st for the 10.75% Unsecured Notes.
Hedging Transactions
During the 2014, we entered into cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on the Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016 and continuing through 2018. (Refer to Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for further details of these hedging agreements.)
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of April 3, 2015, future obligated debt payments are $27 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019, $2,967 million in 2020 and $2,202 million thereafter. Subsequent to the end of the first quarter of 2015, Freescale Inc. delivered notice of an additional $100 million redemption of 10.75% Unsecured Notes to occur during the second quarter of 2015. Accordingly, an incremental $100 million of principal payments previously obligated in 2020 will be paid in the second quarter of 2015.
Fair Value
At April 3, 2015, the fair value of the aggregate principal amount of our long-term debt was approximately $5,459 million, exclusive of $35 million of current maturities, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for more detail on the notes described in this section.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures"). Adjusted EBITDA is net earnings (loss) adjusted for certain non-cash and other items that are included in net earnings (loss). Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Agreement, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Agreement) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Agreement) is no greater than 6.50:1, except as otherwise permitted by the Credit Agreement. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of April 3, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. As of April 3, 2015, Freescale Inc.'s total leverage ratio was 4.27:1, senior secured first lien leverage ratio was 3.87:1, the fixed charge coverage ratio was 4.15:1 and the consolidated secured debt ratio was 4.31:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings, operating earnings or cash flow from operations, as those terms are defined by accounting principles generally accepted in the United States of America (U.S. GAAP), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the Indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net earnings. However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
The following is a reconciliation of net earnings, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.'s debt agreements for the most recent twelve month period as required by such agreements.

Twelve Months Ended
(in millions)	April 3, 2015
Net earnings	$344
Interest expense, net	319
Income tax expense	47
Depreciation and amortization expense(1)	260
Non-cash share-based compensation expense (2)	74
Loss on extinguishment or modification of long-term debt (3)	41
Reorganization of business, merger expenses and other (4)	52
Other terms (5)	8
Adjusted EBITDA	$1,145

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(2)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt.

(4)	Reflects items related to our reorganization of business programs, expenses associated with the Proposed Merger and other items.

(5)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans. Subsequent to the end of the first quarter of 2015, Freescale Inc. delivered notice of an incremental $100 million redemption of indebtedness to occur during the second quarter of 2015. We anticipate continuing to utilize our cash generated from operations to redeem Freescale Inc.'s remaining 10.75% Unsecured Notes, and we intend to complete this effort in connection with the Proposed Merger. In addition, we expect to spend approximately $50 million over the remainder of 2015 and approximately $6 million thereafter in connection with our on-going Strategic Realignment plan, the Proposed Merger (excluding costs contingent on the closing of the Proposed Merger) and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including (i) the redeployment of existing resources and compliance with local employment laws and (ii) the closing of the Proposed Merger. Further, actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of April 3, 2015 of $501 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next twelve months. In addition, our ability to borrow under the 2019 Revolver was $384 million as of April 3, 2015, as reduced by $16 million of outstanding letters of credit. (Refer to Note 4, "Debt," and Note 9, "Reorganization of Business, Merger Expenses and Other," in the accompanying Condensed Consolidated Financial Statements for additional discussion of the borrowing abilities and reorganization actions described in this section.)
If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all. Furthermore, our debt agreements contain restrictive covenants that limit our ability to, among other things, incur additional debt and sell assets. We are highly leveraged, and this could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our non-hedged variable rate debt and prevent us from meeting our obligations under one or more of our debt agreements. Our interest rate exposure has been mitigated by interest rate swap agreements which effectively fix the interest rates on a portion of our variable rate debt beginning in 2016 and continuing through 2018. In the absence of sufficient operating results and resources to service our debt, or as the result of the inability to complete appropriate refinancings and amendments of our debt, we could face substantial liquidity problems and may be required to seek the disposal of material assets or operations to meet our debt service and other obligations. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we would need to take other action to satisfy our obligations or be forced into bankruptcy or liquidation.
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
Off-Balance Sheet Arrangements
We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
As a multinational company, our transactions are denominated in a variety of currencies. We have a foreign exchange hedging process to manage currency risks resulting from transactions in currencies other than the functional currency of our subsidiaries. We use financial instruments to hedge, and therefore, attempt to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures and from entering into trades for any currency to intentionally increase the underlying exposure.
A significant variation of the value of the U.S. dollar against currencies other than the U.S. dollar could result in a favorable impact on our net earnings in the case of an appreciation of the U.S. dollar, or a negative impact on our net earnings if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations, because our reporting currency is the U.S. dollar in which we receive the majority of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development, and selling, general and administrative expenses, are incurred in the currencies of the countries in which our operations are located.

In order to reduce the exposure of our financial results to fluctuations in exchange rates, our principal strategy has been to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding foreign currency-denominated assets, such that any changes in liabilities due to fluctuations in exchange rates are inversely offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in countries in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. (Refer to Note 5, "Risk Management," in our accompanying Condensed Consolidated Financial Statements for further discussion.)
At April 3, 2015, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $118 million. These forward contracts have original maturities of twelve months or less. The fair value of the forward contracts was a net unrealized loss of less than $1 million at April 3, 2015. Forward contract losses of $2 million during the first quarter of 2015 were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	April 3, 2015
Malaysian Ringgit	$51
Chinese Renminbi	$21
Euro	$(12)
Japanese Yen	$8
Indian Rupee	$6
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange derivative instruments would hypothetically decrease by $7 million as of April 3, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the hedging relationship. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At April 3, 2015, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $9 million. These contracts have original maturities of less than 15 months. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of April 3, 2015:

Buy (Sell)	April 3, 2015	Hedged Exposure
Malaysian Ringgit	$92	Cost of sales
Chinese Renminbi	$81	Cost of sales
	$21	Research and development
	$21	Selling, general and administrative
Japanese Yen	$48	Cost of sales
	$15	Selling, general and administrative
Euro	$(59)	Net sales
Indian Rupee	$18	Research and development
Israeli Shekel	$15	Research and development
Losses of $3 million during the first quarter of 2015 were recorded in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with these cash flow hedges. The fair value of these cash flow designated foreign exchange derivative instruments would hypothetically decrease by $22 million as of April 3, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
At April 3, 2015, we had total indebtedness with an outstanding principal amount of $5,336 million, including $3,474 million of variable interest rate debt based on LIBOR. All of our variable rate debt had LIBOR floors that were above the current LIBOR rates, and therefore, is effectively fixed rate debt while LIBOR rates remain below these LIBOR floors. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $5 million per year, as the rates would remain below the LIBOR floor on the 2021 Term Loan.
During 2014, we entered into additional cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on our Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $23 million, which was estimated based on the yield curve at April 3, 2015. A 100 basis point increase in LIBOR rates would increase the fair value of our interest rate swap agreements by approximately $24 million.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $35 million of current maturities, was $5,459 million at April 3, 2015, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $23 million.
Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the first quarter of 2015. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of April 3, 2015, we believe that our exposure to counterparty risk is immaterial.

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

PART II
Item 1: Legal Proceedings
Under the terms the master separation and distribution agreement entered into in connection with our spin-off from Motorola in 2004, we are responsible for indemnifying and defending Motorola from claims arising from Motorola’s semiconductor business prior to the spin-off.  Motorola has been named as a defendant in a number of suits filed in the Circuit Court of Cook County, Illinois alleging a link between working in semiconductor manufacturing clean room environments and birth defects in 49 individuals.  Each of these suits seek an unspecified amount of damages in compensation for the alleged injuries.  We have denied liability for these alleged injuries, and we are assessing the availability of applicable insurance coverage.  In the first quarter of 2015, a trial was set for October 19, 2015 to determine liability and damages with respect to one of the 49 individuals.  We do not believe an adverse judgment in this trial would have a material negative impact on our financial position, results of operations or cash flows.  Although the outcome of litigation is inherently uncertain, based on the information currently available, we do not consider our liability for these matters to be probable or reasonably estimable at this time.
Refer to Part I, Item 3: "Legal Proceedings" of our Annual Report for further information.
Item 1A: Risk Factors
There are risks and uncertainties associated with the pending merger with a wholly owned subsidiary of NXP.
On March 1, 2015, we announced that we had signed the Merger Agreement, under which a wholly-owned, indirect subsidiary of NXP will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into Freescale, and Freescale will be the surviving corporation in the merger and a wholly-owned, indirect subsidiary of NXP. There are a number of risks and uncertainties relating to the Proposed Merger. For example:

•	various conditions to the closing of the Proposed Merger may not be satisfied or waived;

•
the Proposed Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common shares reflects an assumption that the Proposed Merger will be completed;

•	the failure to consummate the Proposed Merger may result in negative publicity and a negative impression of us in the investment community;

•	we may be subject to legal proceedings related to the Proposed Merger;

•	required regulatory approvals from governmental entities may delay the Proposed Merger or result in the imposition of conditions that could cause NXP to abandon the Proposed Merger;

•	the Merger Agreement may be terminated in circumstances that would require us to pay NXP a termination fee of up to $600 million;

•
our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Proposed Merger may be adversely affected;

•	the attention of our employees and management may be diverted due to activities related to the Proposed Merger;

•
disruptions from the Proposed Merger, whether completed or not, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•
the Merger Agreement restricts us from engaging in certain actions without NXP's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Proposed Merger.

            In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Merger, and many of these fees and costs are payable by us regardless of whether the Proposed Merger is consummated.
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
Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale Holdings GP, Ltd. ("Freescale GP"), the general partner of our largest shareholder, Freescale Holdings L.P. ("Freescale LP") (which owns approximately 64% of the Company's outstanding shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2.
We note that Blackstone's Annual Report on Form 10-K reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company.
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

Item 6:    Exhibits:

Exhibit No.	Exhibit Title
2.1**
Agreement and Plan of Merger, dated as of March 1, 2015, by and among Freescale Semiconductor, Ltd., Nimble Acquisition Limited and NXP Semiconductors N.V. (incorporated by reference to Exhibit 2.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 2, 2015).

4.1
Supplemental Indenture, dated as of April 2, 2015, by and among Freescale, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 3, 2015).

4.2
Supplemental Indenture, dated as of April 2, 2015, by and among Freescale, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on April 3, 2015).

31.1*	Certification of Chief Executive Officer.
31.2*	Certification of Chief Financial Officer.
32.1#	Section 1350 Certification (Chief Executive Officer).
32.2#	Section 1350 Certification (Chief Financial Officer).
99.1**
Support Agreement, dated as of March 1, 2015, by and among the NXP Semiconductors N.V., Freescale Holdings L.P., and certain other individuals listed on Annex I thereto (incorporated by reference to Exhibit 99.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on March 2, 2015).

101.ins*	Instance Document.
101.sch*	XBRL Taxonomy Extension Schema Document.
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.def*	XBRL Taxonomy Extension Definition Linkbase Document.
101.lab*	XBRL Taxonomy Extension Label Linkbase Document.
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document.

**
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
#	Furnished, not filed, herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, LTD.
Dated:	April 24, 2015	By:	/s/ DANIEL J. DURN
Daniel J. Durn
Chief Financial Officer