Form 10-Q
period 2015-07-03
Freescale Semiconductor, Ltd.
filed 2015-07-24
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2015 there were 310,982,797 shares of the registrant’s common shares outstanding.

PART I
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net sales	$1,198	$1,191	$2,367	$2,318
Cost of sales	622	654	1,238	1,276
Gross margin	576	537	1,129	1,042
Research and development	216	219	438	429
Selling, general and administrative	123	128	244	254
Amortization expense for acquired intangible assets	5	4	10	7
Reorganization of business, merger expenses and other	6	6	32	17
Operating earnings	226	180	405	335
Loss on extinguishment or modification of long-term debt	(9)	—	(30)	(59)
Other expense, net	(71)	(83)	(149)	(186)
Earnings before income taxes	146	97	226	90
Income tax expense	24	11	34	27
Net earnings	$122	$86	$192	$63

Net earnings per share:
Basic	$0.39	$0.28	$0.62	$0.22
Diluted	$0.38	$0.28	$0.61	$0.21
Weighted average common shares outstanding:
Basic	310	303	308	291
Diluted	318	308	316	296
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net earnings	$122	$86	$192	$63
Other comprehensive earnings, net of tax:
Derivative instruments adjustments:
Unrealized gains (losses) arising during the period	—	3	(8)	6
Reclassification adjustment for items in net earnings	3	1	6	2
Post-retirement adjustments:
Gains arising during the period	101	—	101	—
Amortization of actuarial (losses) gains in net earnings	—	(1)	1	(1)
Other comprehensive earnings	104	3	100	7
Comprehensive earnings	$226	$89	$292	$70
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

(in millions)	July 3, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$588	$696
Accounts receivable, net	560	562
Inventory, net	740	745
Other current assets	174	166
Total current assets	2,062	2,169
Property, plant and equipment, net	761	750
Intangible assets, net	55	59
Other assets, net	287	297
Total assets	$3,165	$3,275

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$35	$35
Accounts payable	441	413
Accrued liabilities and other	329	397
Total current liabilities	805	845
Long-term debt	5,169	5,535
Other liabilities	364	476
Total liabilities	6,338	6,856

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at July 3, 2015 and December 31, 2014	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 311 and 305 issued and outstanding at July 3, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	9,287	9,163
Treasury shares at cost	(8)	—
Accumulated other comprehensive earnings (loss)	74	(26)
Accumulated deficit	(12,529)	(12,721)
Total shareholders’ deficit	(3,173)	(3,581)
Total liabilities and shareholders’ deficit	$3,165	$3,275
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 3, 2015	July 4, 2014
Cash flows from operating activities:
Net earnings	$192	$63
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137	132
Reorganization of business, merger expenses and other	32	17
Share-based compensation	45	34
Excess tax benefits from share-based compensation plans	(25)	(5)
Deferred incomes taxes	21	7
Loss on extinguishment or modification of long-term debt, net	30	59
Other non-cash items	8	3
Changes in operating assets and liabilities:
Accounts receivable, net	3	(200)
Inventory, net	10	47
Accounts payable and accrued liabilities	(71)	34
Other operating assets and liabilities	(7)	(47)
Net cash provided by operating activities	375	144

Cash flows from investing activities:
Purchases of property, plant and equipment	(97)	(112)
Acquisitions and strategic investment activity	(10)	(11)
Payments for purchased licenses and other assets	(39)	(44)
Net cash used for investing activities	(146)	(167)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations (1)	(394)	(1,333)
Debt issuance proceeds, net of debt issuance costs (1)	—	590
Proceeds from equity offering, net of offering costs	—	717
Proceeds from stock option exercises and ESPP share purchases	51	39
Excess tax benefits from share-based compensation plans	25	5
Payments for contractual arrangements	(2)	—
Purchases of treasury shares	(8)	—
Net cash (used for) provided by financing activities	(328)	18

Effect of exchange rate changes on cash and cash equivalents	(9)	2
Net decrease in cash and cash equivalents	(108)	(3)
Cash and cash equivalents, beginning of period	696	747
Cash and cash equivalents, end of period	$588	$744

(1) As discussed in the Annual Report, Freescale Inc. issued a $2.7 billion term loan in the first quarter of 2014, of which $2.1 billion was a non-cash exchange with existing lenders and is not reflected in the above presentation.

See accompanying notes.

Freescale Semiconductor, Ltd.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(1) Overview and Basis of Presentation
Overview: Freescale Semiconductor, Ltd. (“Freescale Ltd.”), based in Austin, Texas, is a global leader in microcontrollers ("MCUs") and digital networking processors, commonly referred to as embedded processors. Embedded processors are the backbone of electronic systems, providing essential control, intelligence and security, while enhancing performance and power efficiency. We combine our embedded processors with our complementary analog, sensor and radio frequency ("RF") devices, as well as a full suite of software and design tools, to provide highly integrated embedded processing solutions that streamline customer development efforts, lower their costs and shorten their time to market.
A number of trends are driving growth in our end markets, including advances in automotive safety and electronics, the expansion of cloud computing, the proliferation of low-power, energy-efficient control devices, the build-out of next generation communications infrastructure, and the Internet of Things, an emerging network of smart devices designed to help make our lives safer and more productive. Our product and strategic focus is to serve the need for increased connectivity and enhanced intelligence critical to fast growing semiconductor applications while keeping the connection secure. Our business is organized around five principal product groups: Microcontrollers, Digital Networking, Automotive MCU, Analog & Sensors, and RF. We provide our customers secure embedded processing solutions along with complementary devices for the automotive, networking, industrial and consumer end markets.
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
Proposed Merger: On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as a wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding share of Freescale common stock, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. NXP intends to fund the cash portion of the merger consideration with a combination of cash on hand and fully-committed debt financing and also intends to refinance certain of Freescale Inc.’s existing debt with fully-committed debt financing. On July 2, 2015, shareholders of Freescale Ltd. and NXP independently approved the Proposed Merger. Pending satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is currently expected to close in the second half of 2015.
The Merger Agreement contains certain termination rights for Freescale and NXP, including if the Proposed Merger is not consummated before March 1, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, NXP or Freescale will be required to pay the other party termination fees of up to $600 million.
During the second quarter and first half of July 3, 2015, Freescale recorded expenses of $8 million and $14 million, respectively, consisting primarily of legal costs, retention incentives and dedicated resources associated with the Proposed Merger in the Condensed Consolidated Statement of Operations.
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of July 3, 2015 and December 31, 2014, and for the three and six months ended July 3, 2015 and July 4, 2014 are unaudited, with the December 31, 2014 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 3, 2015 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2015 (the "Annual Report"). The results of operations for the three and six months ended July 3, 2015 are not necessarily indicative of the operating results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. In addition to the items described below, our significant accounting policies and critical estimates are disclosed in our Annual Report. Refer to “Critical Accounting Policies and Estimates” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for more information.
Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using either the retrospective or cumulative effect transition method and are effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are evaluating the effects, if any, adoption of this guidance will have on our consolidated financial statements.
(2) Other Financial Data
Statements of Operations Supplemental Information
Loss on Extinguishment or Modification of Long-Term Debt
During the second quarter and first half of 2015, we recorded charges totaling $9 million and $30 million, respectively, in the Condensed Consolidated Statements of Operations associated with debt redemptions that occurred during the first and second quarters of 2015. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for discussion of these transactions.)
During the first half of 2014, we recorded charges of $59 million in the Condensed Consolidated Statement of Operations associated with the extinguishment of debt and the amendments to our senior secured credit facilities. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Interest expense	$(73)	$(85)	$(152)	$(190)
Interest income	1	3	2	6
Interest expense, net	(72)	(82)	(150)	(184)
Other, net	1	(1)	1	(2)
Other expense, net	$(71)	$(83)	$(149)	$(186)
Cash paid for interest was $83 million and $169 million during the second quarter and first half of 2015, respectively, and $71 million and $195 million during the second quarter and first half of 2014, respectively. Cash paid for interest in the first half of 2015 and 2014 included $3 million and $11 million, respectively, of accrued interest paid in connection with debt redemption transactions completed in those periods.
Net Earnings Per Share
We calculate earnings per share ("EPS") in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted average number of common shares outstanding and unissued shares underlying vested restricted share units ("RSUs") during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. During both the second quarter and first half of 2015, less than 1 million and during the second quarter and first half of 2014, approximately, 10 million and 12 million, respectively, of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS, because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and becomes greater than both the exercise price of these awards and the number of assumed repurchases of shares under the treasury stock method.
During the second quarter of 2015, we issued an aggregate of 843 thousand shares of our common stock to our largest shareholder, Freescale Holdings L.P. ("Freescale L.P.") upon the net exercise of a warrant held by Freescale L.P. As this was a net exercise, no cash was paid upon exercise.
The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per common share computations for the periods presented:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Basic net earnings per share:
Numerator:
Net earnings	$122	$86	$192	$63
Denominator:
Weighted average common shares outstanding (1)	310	303	308	291
Basic net earnings per share	$0.39	$0.28	$0.62	$0.22
Diluted net earnings per share:
Numerator:
Net earnings	$122	$86	$192	$63
Denominator:
Number of shares used in basic computation (1)	310	303	308	291
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	3	2	3	2
Add: Incremental shares for dilutive effect of unvested RSUs (4)	5	3	5	3
Adjusted weighted average common shares outstanding	318	308	316	296
Diluted net earnings per share	$0.38	$0.28	$0.61	$0.21

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was net exercised on May 7, 2015 at a market price of $39.62 and 843 thousand common shares were issued. During the second quarter and first half of 2014, the warrant was not included in the computation of diluted EPS because the warrant's exercise price was greater than the average fair market value of the common shares during those periods.

(3)
Stock options to purchase an aggregate of less than 1 million common shares that were outstanding during both the second quarter and first half of 2015 and less than 1 million and 2 million during the second quarter and first half of 2014, respectively, were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common shares, and the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs, of less than 1 million that were outstanding during the second quarter and first half of 2015 were anti-dilutive and were not included in the computation of diluted EPS, because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs. There were no unvested RSUs that were anti-dilutive during the second quarter or first half of 2014.

Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	July 3, 2015	December 31, 2014
Work in process and raw materials	$517	$517
Finished goods	223	228
Inventory, net	$740	$745
As of July 3, 2015 and December 31, 2014, we had $58 million and $62 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand and for any inventory where cost exceeds the estimated net realizable value. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $43 million and $86 million during the second quarter and first half of 2015, respectively, and $42 million and $85 million during the second quarter and first half of 2014, respectively. Accumulated depreciation and amortization was $2,888 million and $2,837 million at July 3, 2015 and December 31, 2014, respectively.
Accumulated Other Comprehensive Loss

	Unrealized Losses on Derivatives	Unrealized (Losses) Gains on Post-retirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2015	$(26)	$(19)	$19	$(26)
Current period net change	(2)	102	—	100
Balance at July 3, 2015	$(28)	$83	$19	$74
Post-retirement Health Care Benefits
During the second quarter of 2015, the Company communicated an amendment to the Post-retirement Healthcare Plan. Starting January 1, 2016, benefits under the plan to participants over the age of 65 are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants. These participants will be able to use the fixed annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses. This change resulted in a re-measurement of the plan during the second quarter of 2015, which reduced the net liability by $101 million and generated deferred prior service costs recorded within accumulated other comprehensive earnings of $101 million, net of taxes. The deferred prior service cost will be recognized over approximately 16 years, which is the period which the remaining eligible employees eligible for the plan will qualify for benefits under the plan.
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents, derivative contracts and certain other assets and liabilities, as required, at fair value on a recurring basis. The tables below set forth, by level, the fair value of these assets and liabilities as of July 3, 2015 and December 31, 2014. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first halves of both 2015 and 2014, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at July 3, 2015 or December 31, 2014.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of July 3, 2015	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$101	$101	$—
Money market mutual funds (1)	7	7	—
Foreign currency derivative contracts (2)	5	—	5
Interest rate swap agreements (3)	1	—	1
Total assets	$114	$108	$6
Liabilities
Foreign currency derivative contracts (2)	$12	$—	$12
Interest rate swap agreements (3)	22	—	22
Commodity derivative contracts (4)	1	—	1
Total liabilities	$35	$—	$35

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2014	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$344	$344	$—
Money market mutual funds (1)	7	7	—
Foreign currency derivative contracts (2)	3	—	3
Interest rate swap agreements (3)	1	—	1
Total assets	$355	$351	$4
Liabilities
Foreign currency derivative contracts (2)	$19	$—	$19
Interest rate swap agreements (3)	13	—	13
Commodity derivative contracts (4)	1	—	1
Total liabilities	$33	$—	$33
The following footnotes indicate where the noted items are reported in our Condensed Consolidated Balance Sheets at July 3, 2015 and December 31, 2014:

(1)
Time deposits and money market mutual funds are reported as cash and cash equivalents. The decline in time deposits from December 31, 2014 to July 3, 2015 was attributable to the overall reduction in the target level of cash and cash equivalents as discussed in the Annual Report.

(2)	Foreign currency derivative contracts are reported as other current assets or accrued liabilities and other.

(3)	Interest rate swap arrangements are reported as current assets, accrued liabilities and other or other liabilities.

(4)	Commodity derivative contracts are reported as accrued liabilities and other.
Valuation Methodologies
In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. For foreign currency and commodity derivatives, we use forward contract valuation models employing market observable inputs, such as spot and forward rates for currencies and commodities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2. Refer to Note 5, “Risk Management,” for further information on our foreign currency and commodity derivative contracts and our interest rate swap agreements.
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was approximately $5,286 million, exclusive of $35 million of current maturities, at July 3, 2015, and approximately $5,568 million, exclusive of $35 million of current maturities, at December 31, 2014, the fair values of these financial instruments were not materially different from their carrying or contract values on those dates. The fair value of our long-term debt is considered a Level 1 input based on broker trading prices in active markets.
(4) Debt
The carrying value of our long-term debt at July 3, 2015 and December 31, 2014 consisted of the following:

	July 3, 2015	December 31, 2014
Amended 2020 Term Loan	$2,663	$2,674
2021 Term Loan	779	783
2019 Revolver	—	—
Senior secured 5.00% notes due 2021	500	500
Senior secured 6.00% notes due 2022	960	960
Senior unsecured 10.75% notes due 2020	302	473
Senior unsecured 8.05% notes due 2020	—	180
Total debt	5,204	5,570
Less: current maturities	(35)	(35)
Total long-term debt	$5,169	$5,535
First and Second Quarter of 2015 Debt Redemption Transactions
On May 6, 2015, after the requisite notice period, Freescale Inc. redeemed $100 million principal amount of the senior unsecured 10.75% notes due 2020 (the "10.75% Unsecured Notes") and recorded a $9 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
On February 9, 2015, after the requisite notice period, Freescale Inc. redeemed the remaining $180 million principal amount of the senior unsecured 8.05% notes due 2020 (the "8.05% Unsecured Notes") and $70 million principal amount of the 10.75% Unsecured Notes and recorded a $21 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
Credit Facility
At July 3, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the revolving credit facility due on February 1, 2019 (the "2019 Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. At July 3, 2015, the interest rate on the Amended 2020 Term Loan and the 2021 Term Loan was 4.25% and 5.00%, respectively. The available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit, and borrowings under the 2019 Revolver would bear interest at LIBOR plus 3.75%, with an effective interest rate of 3.94% as of July 3, 2015.
Amended 2020 Term Loan
At July 3, 2015, $2,680 million was outstanding under the Amended 2020 Term Loan, which will mature on March 1, 2020. The Amended 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement") governs the terms of the Credit Facility and based on our total leverage ratio, provides that the spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the Amended 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance, or $27 million annually. At July 3, 2015, the Amended 2020 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $17 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At July 3, 2015, $785 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our total leverage ratio, the Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance, or $8 million annually. At July 3, 2015, the 2021 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $6 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,762 million in senior notes outstanding at July 3, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"), and (iii) $302 million of 10.75% Unsecured Notes (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; and (iii) every February 1st and August 1st for the 10.75% Unsecured Notes.
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
As of July 3, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower and the fixed charge coverage ratio of 2.00:1 or greater but did not meet the consolidated secured debt ratio of 3.25:1 or lower. As of July 3, 2015, Freescale Inc.’s total leverage ratio was 3.92:1, senior secured first lien leverage ratio was 3.63:1, fixed charge coverage ratio was 4.49:1 and consolidated secured debt ratio was 4.12:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of July 3, 2015, future obligated debt payments are $18 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019, $2,867 million in 2020 and $2,202 million thereafter. On July 6, 2015, Freescale Inc. delivered notice that it will redeem $302 million aggregate principal amount of the 10.75% Unsecured Notes, which constitutes all of the outstanding 10.75% Unsecured Notes, on August 5, 2015. Accordingly, an incremental $302 million of principal payments previously obligated in 2020 will be paid in the third quarter of 2015. We expect to record a charge of approximately $19 million in connection with this redemption, reflective of call premiums and the write-off of unamortized debt issuance costs, and will fund the redemption, inclusive of accrued and unpaid interest, using a combination of cash on hand and borrowings under the 2019 Revolver.
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
At July 3, 2015 and December 31, 2014, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $120 million and $97 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of three months or less. The fair value of the forward contracts was a net unrealized gain (loss) of less than $1 million and $(1) million at July 3, 2015 and December 31, 2014, respectively. Forward contract gains (losses) of less than $1 million and $(2) million for the second quarter and first half of 2015, respectively, and $1 million for both the second quarter and first half of 2014 were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of July 3, 2015 and December 31, 2014:

Buy (Sell)	July 3, 2015	December 31, 2014
Malaysian Ringgit	$45	$32
Japanese Yen	$27	$5
Chinese Renminbi	$18	$30
Euro	$7	$9
Indian Rupee	$4	$4
`
Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, research and development expenses and selling, general and administrative expenses. These forward contracts have original maturities of 16 months or less. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging," as of July 3, 2015 and December 31, 2014:

Buy (Sell)	July 3, 2015	December 31, 2014	Hedged Exposure
Malaysian Ringgit	$88	$93	Cost of sales
Chinese Renminbi	$80	$84	Cost of sales
	$22	$21	Research and development
	$22	$21	Selling, general and administrative
Japanese Yen	$48	$42	Cost of sales
	$13	$16	Selling, general and administrative
Euro	$(51)	$(39)	Net sales
Indian Rupee	$18	$—	Research and development
Israeli Shekel	$17	$—	Research and development
At July 3, 2015 and December 31, 2014, we had cash flow designated forward contracts with a total fair value of net unrealized losses of $7 million and $15 million, respectively. Losses of $2 million and $5 million during the second quarter and first half of 2015, respectively, and $1 million during both the second quarter and first half of 2014, respectively, were recorded in the Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Interest Rate Risk
We use interest rate swaps to assist in mitigating the interest rate risk associated with the variable rate portion of our debt portfolio. During 2014, we entered into cash flow designated interest rate swap agreements that fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of the interest rate swap agreements was an unrealized loss of $19 million and $9 million at July 3, 2015 and December 31, 2014, respectively. (Refer to Note 4, “Debt,” for further details of our variable rate indebtedness.)
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of July 3, 2015, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
Non-qualified Options
During the first half of 2015, we granted approximately 1.6 million stock options under the 2011 Omnibus Incentive Plan, as amended and restated (the "2011 Plan"), to certain executives and employees. The majority of these stock options were granted on January 5, 2015 as part of the annual long-term incentive grant (the "2015 Annual Grant"). The awards granted in connection with the Annual Grant had a grant date fair value of $9.83 per share and an exercise price of $24.63 per share, which was equal to the stock price on January 5, 2015. Total compensation costs associated with the stock options under the 2015 Annual Grant was $12 million, net of estimated forfeitures.
Under the 2011 Plan, we have granted approximately 6.8 million non-qualified stock options in Freescale Ltd. (the “2011 Options”) with exercise prices ranging from $8.73 to $33.51 per share, to certain qualified participants, which remain outstanding as of July 3, 2015. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of July 3, 2015, we had approximately $30 million of unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Six Months Ended
	July 3, 2015	July 4, 2014
Weighted average grant date fair value per share	$9.87	$6.83
Weighted average assumptions used:
Expected volatility	45.00%	49.83%
Expected lives (in years)	4.75	4.75
Risk free interest rate	1.54%	1.41%
Expected dividend yield	—%	—%
A summary of changes in the 2011 Options outstanding during the six months ended July 3, 2015 is presented below:

	Stock Options (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	6,987	$14.28	5	$76
Granted	1,598	$24.72
Terminated, canceled or expired	(415)	$15.57
Exercised	(1,391)	$14.28
Balance at July 3, 2015	6,779	$16.65	5	$159
Exercisable options at July 3, 2015	1,715	$13.07	5	$46
The intrinsic value of options exercised under this plan during the first half of 2015 and 2014 was $33 million and $5 million, respectively.
Restricted Share Units
During the first half of 2015, we granted approximately 4.1 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount were RSUs granted in connection with the 2015 Annual Grant with a grant date fair value of $24.63 per RSU and total compensation cost of $69 million, net of estimated forfeitures. RSUs generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, or on another vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. Also included in this amount were RSUs granted for retention of technical employees in connection with the Proposed Merger with a grant date fair value of $39.53 per RSU, total compensation cost of $15 million, net of estimated forfeitures, which vest 100% on the 18-month anniversary of the grant date. The expense associated with these retention RSUs is classified in reorganization of business, merger expenses and other in our Consolidate Statement of Operations. RSUs are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.
Also during the first half of 2015, we granted approximately 0.6 million performance-based RSUs ("TSR") to certain executives in connection with the 2015 Annual Grant. Each TSR, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 1.50 common shares for each of the target units awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for the TSRs granted in connection with the 2015 Annual Grant was $25.87 per TSR, with a total compensation cost of $13 million, net of estimated forfeitures. TSRs are amortized on a straight-line basis over a period of 3 years to additional paid-in capital. The assumptions used in the Monte Carlo model, outside of projections of market results, are outlined in the following table:

	Six Months Ended
	July 3, 2015	July 4, 2014
Weighted average grant date fair value per share	$25.87	$15.98
Weighted average assumptions used:
Expected volatility	43.83%	48.45%
Expected lives (in years)	2.99	2.99
Risk free interest rate	1.06%	0.80%
Expected dividend yield	—%	—%
As of July 3, 2015 we had approximately $142 million of unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of four years for RSUs and three years for TSRs and performance-based RSUs ("PRSUs"). Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on the passage of time for the RSUs and based on both the passage of time and performance results for the TSRs and PRSUs.
A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during the six months ended July 3, 2015 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. Grant Date Fair Value Per Share
Non-vested RSU, TSR and PRSU balance at January 1, 2015	9,758	$15.03
Granted	4,758	$26.11
Issued	(2,433)	$15.01
Terminated, canceled or expired	(712)	$15.88
Non-vested RSU, TSR and PRSU balance at July 3, 2015	11,371	$19.63
The weighted average grant date fair value of all RSUs and TSRs granted during the first half of 2015 and 2014 was $26.11 per share and $15.55 per share, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during the first half of 2015 and 2014 was $83 million and $41 million, respectively.
The Company purchased $8 million of treasury shares during the first half of July 3, 2015 related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of RSUs.
Employee Share Purchase Plan
Upon completion of our initial public offering in 2011, we initiated an Employee Share Purchase Plan (“ESPP”), as amended and restated during the annual shareholder's meeting on May 8, 2014, for which we have approximately 6.3 million remaining common shares reserved for future issuance. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1. On January 5, 2015, approximately 690 thousand common shares of Freescale were issued to participating employees under the ESPP for the second half of 2014 purchase period at a discounted price of $21.45 per share. On July 2, 2015, approximately 452 thousand common shares of Freescale were issued to participating employees under the ESPP for the first half of 2015 purchase period at a discounted price of $33.97 per share. During both the first half of 2015 and 2014, we recognized $3 million of compensation costs related to the 15% discount offered under this plan.
(7) Income Taxes
During the second quarter and first half of 2015, we recorded an income tax provision of $24 million and $34 million, respectively, which included income tax expense of $9 million and $12 million, respectively, associated with discrete events. The discrete expense in the second quarter and first half of 2015 was primarily related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefits from share-based awards during the period, partially offset by a benefit recognized in connection with tax laws changes in one of our foreign jurisdictions. The aforementioned excess tax benefits resulted from deductions related to equity compensation in excess of compensation recognized for financial reporting and were recorded in additional paid-in capital in accordance with ASC Subtopic 740, "Income Taxes" (“ASC Topic 740”).

For the second quarter and first half of 2014, we recorded an income tax provision of $11 million and $27 million, respectively, predominately related to our foreign operations which included $2 million and $6 million, respectively, of income tax expense primarily associated with discrete events related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards.
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
We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets. ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Such assessment is required on a jurisdiction by jurisdiction basis. We have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the domestic deferred tax assets. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of historical operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and, (iii) the Company operates in a highly cyclical industry. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets. The valuation allowance on our U.S. deferred tax assets at July 3, 2015 was $1.1 billion. Any release of the valuation allowance will be recorded as a tax benefit increasing net earnings.
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
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $127 million as of July 3, 2015.
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

(9) Reorganization of Business, Merger Expenses and Other
Six months ended July 3, 2015
Strategic Realignment
We have continued to shift our research and development investment and sales force to accelerate growth and improve profitability (the "Strategic Realignment"). Since the inception of the plan in late 2012, we have recorded a total of $130 million in net charges to reorganization of business, merger expenses and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources, as further described in this section.
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
The following table displays a roll-forward from January 1, 2015 to July 3, 2015 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments	Usage	Accruals at July 3, 2015
Employee Separation Costs
Supply chain	$4	$2	$(1)	$(4)	$1
Research and development	13	15	(3)	(19)	6
Selling, general and administrative	7	2	—	(7)	2
Total	$24	$19	$(4)	$(30)	$9
Related headcount	375	315	(70)	(490)	130
During the first half of 2015, we incurred $19 million of additional employee separation charges related to the continued execution of this strategic plan. Additionally, we reversed $4 million of accruals for employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The $30 million used reflects cash payments made to employees separated as part of the plan during the first half of 2015. The accrual of $9 million at July 3, 2015 reflects the estimated liability to be paid to the remaining 130 employees to be separated through 2016, along with previously separated employees still receiving severance benefits, based on current exchange rates.
Reorganization of Business Program
In 2008, we began executing a series of restructuring initiatives that streamlined our cost structure and re-directed some research and development investments into expected growth markets (the "Reorganization of Business Program"). Since the inception of the plan, we have recorded $244 million in net charges to reorganization of business, merger expenses and other. The only remaining actions relating to this reorganization program are the decommissioning of the land and buildings at our Toulouse, France manufacturing facility and payment of the remaining separation costs.
The following table displays a roll-forward from January 1, 2015 to July 3, 2015 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments & Currency Impact	Usage	Accruals at July 3, 2015
Employee Separation Costs
Supply chain	$8	$—	$(1)	$—	$7
Research and development	1	—	—	—	1
Total	$9	$—	$(1)	$—	$8
There were less than $1 million of cash payments made to employees separated as part of the Reorganization of Business Program during the first half of 2015. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation, reflecting the strengthening of the U.S. dollar against the Euro during the first half of 2015. The accrual of $8 million at July 3, 2015 reflects the estimated liability to be paid through 2015 to previously separated employees still receiving severance benefits and for outplacement services and other severance-related costs, based on current exchange rates.

Disposition Activities
During first half of 2015, we recorded $2 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility. Additionally, during the first half of 2015, we incurred a $1 million charge associated with the liquidation of the remaining assets of one of our former foreign subsidiaries.
Merger Expenses
During first half of 2015, we recorded $14 million of expenses consisting primarily of legal costs, retention incentives and dedicated resources associated with the Proposed Merger.
Six months ended July 4, 2014
Strategic Realignment
The following table displays a roll-forward from January 1, 2014 to July 4, 2014 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments	Used	Accruals at July 4, 2014
Employee Separation Costs
Supply chain	$5	$1	$—	$(4)	$2
Research and development	2	4	—	(3)	3
Selling, general and administrative	4	3	—	(4)	3
Total	$11	$8	$—	$(11)	$8
Related headcount	170	70	—	(150)	90
Exit and Other Costs	$8	$—	$(1)	$(3)	$4
During the first half of 2014, we incurred $8 million of additional employee separation charges related to the continued implementation of this strategic plan. The $11 million used reflects cash payments paid to employees separated as part of the Strategic Realignment during the first half of 2014.
Additionally, we recorded an adjustment of $1 million to our previously estimated cost to vacate underutilized office space in Austin, Texas in accordance with ASC Topic 420, "Exit or Disposal Cost Obligations," during the first quarter of 2014.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2014 to July 4, 2014 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments & Currency Impact	Usage	Accruals at July 4, 2014
Employee Separation Costs
Supply chain	$17	$—	$—	$(4)	$13
Research and development	1	—	—	—	1
Selling, general and administrative	1	—	—	—	1
Total	$19	$—	$—	$(4)	$15
Related headcount	30	—	—	(20)	10
The $4 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first half of 2014 consisting of payments for severance benefits, outplacement services and other severance-related costs.
Disposition Activities
During the first half of 2014 and in connection with the closure of the Toulouse, France manufacturing facility, we recorded a $2 million charge related to on-going closure and decommissioning costs. We also recorded a charge of $4 million related to demolition costs incurred to prepare our former manufacturing facility located in Sendai, Japan for sale.
(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.

As a result of the Merger and subsequent debt redemption and refinancing transactions, we had $1,762 million aggregate principal amount of Senior Notes outstanding as of July 3, 2015, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis, and the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis, and in each case, are subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of July 3, 2015, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the three and six months ended July 3, 2015 and July 4, 2014 and as of July 3, 2015 and December 31, 2014, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,508	$1,596	$(1,906)	$1,198
Cost of sales	—	—	1,019	1,509	(1,906)	622
Gross margin	—	—	489	87	—	576
Research and development	—	—	145	71	—	216
Selling, general and administrative	2	—	164	52	(95)	123
Amortization expense for acquired intangible assets	—	—	5	—	—	5
Reorganization of business, merger expenses and other	—	—	15	(9)	—	6
Operating (loss) earnings	(2)	—	160	(27)	95	226
Loss on extinguishment or modification of long-term debt	—	—	(9)	—	—	(9)
Other income (expense), net	195	195	56	98	(615)	(71)
Earnings before income taxes	193	195	207	71	(520)	146
Income tax expense	—	—	10	14	—	24
Net earnings	$193	$195	$197	$57	$(520)	$122

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Three Months Ended July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$193	$195	$197	$57	$(520)	$122
Other comprehensive earnings, net of tax:
Derivative instruments adjustments:
Reclassification adjustment for items in net earnings	—	—	3	—	—	3
Post-retirement adjustments:
Gains arising during the period	—	—	101	—	—	101
Amortization of actuarial (losses) gains in net earnings	—	—	(1)	1	—	—
Other comprehensive earnings	—	—	103	1	—	104
Comprehensive earnings	$193	$195	$300	$58	$(520)	$226

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended July 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,526	$1,588	$(1,923)	$1,191
Cost of sales	—	—	1,041	1,536	(1,923)	654
Gross margin	—	—	485	52	—	537
Research and development	—	—	143	76	—	219
Selling, general and administrative	2	—	164	58	(96)	128
Amortization expense for acquired intangible assets	—	—	4	—	—	4
Reorganization of business, merger expenses and other	—	—	3	3	—	6
Operating (loss) earnings	(2)	—	171	(85)	96	180
Loss on extinguishment or modification of long-term debt	—	—	—	—	—	—
Other income (expense), net	175	175	5	98	(536)	(83)
Earnings before income taxes	173	175	176	13	(440)	97
Income tax expense	—	—	1	10	—	11
Net earnings	$173	$175	$175	$3	$(440)	$86

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Three Months Ended July 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$173	$175	$175	$3	$(440)	$86
Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	3	—	—	3
Reclassification adjustment for items in net earnings	—	—	1	—	—	1
Post-retirement adjustments:
Amortization of actuarial gains included in net earnings (loss)	—	—	(2)	1	—	(1)
Other comprehensive earnings	—	—	2	1	—	3
Comprehensive earnings	$173	$175	$177	$4	$(440)	$89

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,995	$3,130	$(3,758)	$2,367
Cost of sales	—	—	2,052	2,944	(3,758)	1,238
Gross margin	—	—	943	186	—	1,129
Research and development	—	—	293	145	—	438
Selling, general and administrative	4	—	322	107	(189)	244
Amortization expense for acquired intangible assets	—	—	10	—	—	10
Reorganization of business and other	—	—	31	1	—	32
Operating (loss) earnings	(4)	—	287	(67)	189	405
Loss on extinguishment or modification of long-term debt	—	—	(30)	—	—	(30)
Other income (expense), net	267	267	40	200	(923)	(149)
Earnings before income taxes	263	267	297	133	(734)	226
Income tax expense	—	—	25	9	—	34
Net earnings	$263	$267	$272	$124	$(734)	$192

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Six Months Ended July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$263	$267	$272	$124	$(734)	$192
Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(8)	—	—	(8)
Reclassification adjustment for items included in net earnings	—	—	6	—	—	6
Post-retirement adjustments:
Gains arising during the period	—	—	101	—	—	101
Amortization of actuarial (losses) gains included in net earnings	—	—	(1)	2	—	1
Other comprehensive earnings	—	—	98	2	—	100
Comprehensive earnings	$263	$267	$370	$126	$(734)	$292

Supplemental Condensed Consolidating Statement of Operations For the Six Months Ended July 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,922	$3,093	$(3,697)	$2,318
Cost of sales	—	—	2,071	2,902	(3,697)	1,276
Gross margin	—	—	851	191	—	1,042
Research and development	—	—	278	151	—	429
Selling, general and administrative	4	—	330	116	(196)	254
Amortization expense for acquired intangible assets	—	—	7	—	—	7
Reorganization of business and other	—	—	4	13	—	17
Operating (loss) earnings	(4)	—	232	(89)	196	335
Loss on extinguishment or modification of long-term debt	—	—	(59)	—	—	(59)
Other income (expense), net	154	154	(14)	199	(679)	(186)
Earnings before income taxes	150	154	159	110	(483)	90
Income tax expense	—	—	5	22	—	27
Net earnings	$150	$154	$154	$88	$(483)	$63

Insert Title Here

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Six Months Ended July 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$150	$154	$154	$88	$(483)	$63
Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	6	—	—	6
Reclassification adjustment for items included in net earnings	—	—	2	—	—	2
Post-retirement adjustments:
Amortization of actuarial (losses) gains included in net earnings	—	—	(2)	1	—	(1)
Other comprehensive earnings	—	—	6	1	—	7
Comprehensive earnings	$150	$154	$160	$89	$(483)	$70

Supplemental Condensed Consolidating Balance Sheet July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2	$—	$95	$491	$—	$588
Inter-company receivable	259	—	591	492	(1,342)	—
Accounts receivable, net	—	—	130	430	—	560
Inventory, net	—	—	318	422	—	740
Other current assets	—	—	109	65	—	174
Total current assets	261	—	1,243	1,900	(1,342)	2,062
Property, plant and equipment, net	—	—	353	408	—	761
Investment in affiliates	(3,434)	(3,210)	1,368	—	5,276	—
Intangible assets, net	—	—	55	—	—	55
Inter-company note receivable	—	125	1	350	(476)	—
Other assets, net	—	—	130	157	—	287
Total assets	$(3,173)	$(3,085)	$3,150	$2,815	$3,458	$3,165
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	513	829	(1,342)	—
Accounts payable	—	—	269	172	—	441
Accrued liabilities and other	—	—	206	123	—	329
Total current liabilities	—	—	1,023	1,124	(1,342)	805
Long-term debt	—	—	5,169	—	—	5,169
Inter-company note payable	—	349	—	127	(476)	—
Other liabilities	—	—	168	196	—	364
Total liabilities	—	349	6,360	1,447	(1,818)	6,338
Total shareholders’ (deficit) equity	(3,173)	(3,434)	(3,210)	1,368	5,276	(3,173)
Total liabilities and shareholders’ (deficit) equity	$(3,173)	$(3,085)	$3,150	$2,815	$3,458	$3,165

Supplemental Condensed Consolidating Balance Sheet December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4	$—	$181	$511	$—	$696
Inter-company receivable	161	—	509	472	(1,142)	—
Accounts receivable, net	—	—	130	432	—	562
Inventory, net	—	—	335	410	—	745
Other current assets	—	—	105	61	—	166
Total current assets	165	—	1,260	1,886	(1,142)	2,169
Property, plant and equipment, net	—	—	349	401	—	750
Investment in affiliates	(3,710)	(3,710)	1,350	—	6,070	—
Intangible assets, net	—	—	51	8	—	59
Inter-company note receivable	—	123	1	166	(290)	—
Other assets, net	7	—	131	159	—	297
Total assets	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	501	641	(1,142)	—
Accounts payable	—	—	251	162	—	413
Accrued liabilities and other	—	—	260	137	—	397
Total current liabilities	—	—	1,047	940	(1,142)	845
Long-term debt	—	—	5,535	—	—	5,535
Inter-company note payable	43	123	—	124	(290)	—
Other liabilities	—	—	270	206	—	476
Total liabilities	43	123	6,852	1,270	(1,432)	6,856
Total shareholders’ (deficit) equity	(3,581)	(3,710)	(3,710)	1,350	6,070	(3,581)
Total liabilities and shareholders’ (deficit) equity	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended July 3, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$41	$(224)	$295	$334	$(71)	$375
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(44)	(53)	—	(97)
Acquisitions and strategic investment activity	—	—	(10)	—	—	(10)
Payments for purchased licenses and other assets	—	—	(21)	(18)	—	(39)
Inter-company loans and capital transactions	(43)	(45)	24	(184)	248	—
Cash flow used for investing activities	(43)	(45)	(51)	(255)	248	(146)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(394)	—	—	(394)
Proceeds from stock option exercises and ESPP share purchases	51	—	—	—	—	51
Excess tax benefits from share-based compensation plans		—	23	2	—	25
Payments for contractual arrangements	—	—	(2)	—	—	(2)
Purchases of treasury shares	(8)	—	—	—	—	(8)
Inter-company loans, dividends and capital transactions	(43)	269	43	(92)	(177)	—
Cash flow provided by (used for) financing activities	—	269	(330)	(90)	(177)	(328)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
Net decrease in cash and cash equivalents	(2)	—	(86)	(20)	—	(108)
Cash and cash equivalents, beginning of period	4	—	181	511	—	696
Cash and cash equivalents, end of period	$2	$—	$95	$491	$—	$588

Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended July 4, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$28	$—	$(31)	$234	$(87)	$144
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(42)	(70)	—	(112)
Acquisitions and strategic investment activity	—	—	(11)	—	—	(11)
Payments for purchased licenses and other assets	—	—	(30)	(14)	—	(44)
Inter-company loans and capital transactions	(780)	(782)	—	(2)	1,564	—
Cash flow used for investing activities	(780)	(782)	(83)	(86)	1,564	(167)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,333)	—	—	(1,333)
Debt issuance proceeds, net of debt issuance costs	—	—	590	—	—	590
Proceeds from equity offering, net of offering costs	717	—	—	—	—	717
Proceeds from stock option exercises and ESPP share purchases	39	—	—	—	—	39
Excess tax benefits from share-based compensation plans	—	—	5	—	—	5
Inter-company loans, dividends and capital transactions	—	782	780	(85)	(1,477)	—
Cash flow provided by (used for) financing activities	756	782	42	(85)	(1,477)	18
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	4	—	(72)	65	—	(3)
Cash and cash equivalents, beginning of period	1	—	235	511	—	747
Cash and cash equivalents, end of period	$5	$—	$163	$576	$—	$744

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended July 3, 2015 and July 4, 2014 and our financial condition as of July 3, 2015 and December 31, 2014. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 6, 2014 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report and Part II, Item 1A of this Quarterly Report. Actual results may differ materially from those contained in any forward looking statements. We undertake no obligation to update any forward looking statement to reflect subsequent events or circumstances. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Overview. On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as a wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding common share of Freescale, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. On July 2, 2015, shareholders of Freescale Ltd. and NXP independently approved the Proposed Merger. Pending satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is currently expected to close in the second half of 2015.
Our Business. We are a global leader in microcontrollers and digital networking processors. These embedded processors form the foundation of emerging technologies, including the Internet of Things ("IoT"), a network of smart devices and electronics that help make our lives safer and more productive. We complement our embedded processors with analog, sensor and radio frequency ("RF") devices to help provide highly integrated solutions that streamline customer development efforts and shorten their time to market. An embedded processing solution is the combination of embedded processors, complementary semiconductor devices and software. Our embedded processor products include microcontrollers ("MCUs") single- and multicore microprocessors, digital signal controllers, applications processors and digital signal processors. Our programmable devices, along with software, provide the core functionality of electronic systems, adding essential control and intelligence, enhancing performance and optimizing power usage while lowering system costs.
A key element of our strategy is to combine our embedded processors, complementary semiconductor devices and software to offer highly integrated solutions to our customers to simplify their development efforts and shorten their time to market. In addition, we are expanding our customer base by more aggressively leveraging the unique breadth and depth of our product portfolio. We have a heritage of innovation and product leadership spanning over 50 years and have an extensive intellectual property portfolio. We sell our products directly to original equipment manufacturers ("OEMs"), distributors, original design manufacturers and contract manufacturers. We have built close customer relationships through years of collaborative product development.
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from five product groups. Our Microcontrollers product group represented 24% and 21% of our total net sales in the second quarter of 2015 and 2014, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for automotive, industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product group represented 15% and 24% of our total net sales in the second quarter of 2015 and 2014, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the IoT. Our Automotive MCU product group represented 25% and 26% of our total net sales in the second quarter of 2015 and 2014, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are enabling the latest developments in powertrain, advanced safety, body and infotainment applications. Our Analog and Sensors product group represented 19% and 17% of our total net sales in the second quarter of 2015 and 2014, respectively. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 15% and 10% of our total net sales in the second quarter of 2015 and 2014, respectively. We supply RF high-power products into the cellular infrastructure market and are expanding our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
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
Our total net sales in the second quarter of 2015 increased by $29 million, or 2%, compared to the first quarter of 2015. Revenue growth was primarily led by shipments of our microcontroller and analog products in distribution and into the global automotive market. Strength in our Microcontroller and Analog and Sensor product groups was partially offset by a decline in service provider revenues for Digital Networking, particularly in the wireless market. Our gross margin increased in the second quarter of 2015 as compared to the first quarter of 2015, due primarily to increased revenues and manufacturing efficiencies.
Net sales in the near term will depend on general global economic activity and our ability to meet unscheduled or temporary increases in demand in our target markets, among other factors. Our RF product group revenues are expected to decline due to lower levels of wireless basestation spending among telecommunications carriers, particularly in China. We anticipate that our total net sales in the third quarter of 2015 will decline on a sequential basis due to lower wireless infrastructure demand and normal seasonality in the automotive market. As a result of these lower revenues, we expect our gross margin to decline modestly on a sequential basis. We plan to partially offset the impact of lower gross margin due to lower net sales by continuing to execute on our operational efficiency initiatives, while monitoring utilization rates and activity in our back-end manufacturing facilities. For more information on trends and other factors affecting our business, refer to Part I, Item 1A: "Risk Factors" in our Annual Report and Part II, Item 1A: "Risk Factors" in this Quarterly Report.
Capital Restructuring Activities. During the first and second quarters of 2015, we redeemed $350 million of indebtedness previously due in 2020, which reduces our annualized cash interest expense by $33 million. On July 6, 2015, Freescale Inc. delivered notice that it will redeem $302 million aggregate principal amount of the 10.75% Unsecured Notes, which constitutes all of the outstanding 10.75% Unsecured Notes, on August 5, 2015. We intend to fund the redemption, inclusive of accrued and unpaid interest, using a combination of cash on hand and borrowings under the 2019 Revolver. Inclusive of this redemption, we will reduce our outstanding indebtedness by approximately $1.4 billion and annualized cash interest expense by approximately $160 million since January 2014. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)

Results of Operations for the Three and Six Months Ended July 3, 2015 and July 4, 2014

	Three Months Ended		Six Months Ended
(in millions, unaudited)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Orders	$1,121	$1,235	$2,298	$2,372
Net sales	$1,198	$1,191	$2,367	$2,318
Cost of sales	622	654	1,238	1,276
Gross margin	576	537	1,129	1,042
Research and development	216	219	438	429
Selling, general and administrative	123	128	244	254
Amortization expense for acquired intangible assets	5	4	10	7
Reorganization of business, merger expenses and other	6	6	32	17
Operating earnings	226	180	405	335
Loss on extinguishment or modification of long-term debt	(9)	—	(30)	(59)
Other expense, net	(71)	(83)	(149)	(186)
Earnings before income taxes	146	97	226	90
Income tax expense	24	11	34	27
Net earnings	$122	$86	$192	$63

Percentage of Net Sales

	Three Months Ended		Six Months Ended
(unaudited)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Orders	93.6%	103.7%	97.1%	102.3%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.9%	54.9%	52.3%	55.0%
Gross margin	48.1%	45.1%	47.7%	45.0%
Research and development	18.0%	18.4%	18.5%	18.5%
Selling, general and administrative	10.3%	10.7%	10.3%	11.0%
Amortization expense for acquired intangible assets	0.4%	0.3%	0.4%	0.3%
Reorganization of business, merger expenses and other	0.5%	0.6%	1.4%	0.7%
Operating earnings	18.9%	15.1%	17.1%	14.5%
Loss on extinguishment or modification of long-term debt	*	*	*	*
Other expense, net	*	*	*	*
Earnings before income taxes	12.2%	8.1%	9.5%	3.9%
Income tax expense	2.0%	0.9%	1.4%	1.2%
Net earnings	10.2%	7.2%	8.1%	2.7%
* Not meaningful.

Net Sales
Our net sales increased by $7 million, or 1%, in the second quarter of 2015 compared to the second quarter of 2014 and by $49 million, or 2%, in the first half of 2015 compared to the first half of 2014 driven primarily by increased sales of our RF and Microcontrollers products. This sales growth was partially offset by declines in Digital Networking. Orders decreased $114 million, or 9%, in the second quarter of 2015 compared to the second quarter of 2014 and $74 million, or 3%, in the first half of 2015 compared to the first half of 2014 primarily due to lower orders for our Digital Networking products. Distribution sales were approximately 29% and 28% of net sales in the second quarter of 2015 and 2014, respectively, and 27% in both the first half of 2015 and 2014. Distribution sales increased $15 million in the second quarter of 2015 compared to the second quarter of 2014 and $19 million in the first half of 2015 compared to the first half of 2014. Distribution inventory, in dollars, was 10.3 weeks at July 3, 2015, compared to 10.0 weeks at December 31, 2014 and 8.9 weeks at July 4, 2014. The increase in weeks of distribution inventory, as compared to the second quarter of 2014, was primarily attributable to the replenishment of channel inventory following the consolidation of our global distribution channel during the first quarter of 2014.

Net sales by product group for the three and six months ended July 3, 2015 and July 4, 2014 were as follows:

	Three Months Ended		Six Months Ended
(in millions, unaudited)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Microcontrollers	$291	$246	$526	$469
Digital Networking	184	291	398	540
Automotive MCU	305	308	612	612
Analog & Sensors	223	205	430	403
RF	177	120	361	233
Other	18	21	40	61
Total net sales	$1,198	$1,191	$2,367	$2,318
Microcontrollers
Microcontrollers' net sales increased by $45 million, or 18%, in the second quarter of 2015 and by $57 million, or 12%, in the first half of 2015 compared to the prior year periods. The increase in Microcontrollers revenue was largely due to increased sales of application processors into the automotive market and sales of our ARM 32-bit microcontrollers sold to certain original equipment manufacturers and through our distribution channel into several markets including medical and industrial.
Digital Networking
Digital Networking's net sales decreased by $107 million, or 37%, in the second quarter of 2015 and by $142 million, or 26%, in the first half of 2015 compared to the prior year periods due to lower sales to certain service provider customers, particularly in the wireless market, along with lower sales into distribution. Sales of our legacy products have also declined as customers across our end markets transition to multicore products.
Automotive MCU
Automotive MCU's net sales decreased by $3 million, or 1%, in the second quarter of 2015 compared to the second quarter of 2014. This decline was due to a decrease in light vehicle production along with the negative impact of foreign currency denominated sales during a period in which the U.S. dollar appreciated against those currencies. These declines were partially offset by growth in vehicle semiconductor content. Automotive MCU sales remained flat in the first half of 2015 compared to the first half of 2014 due to the negative impact of foreign currency denominated sales during a period in which the U.S. dollar appreciated against these currencies, which was offset by increased light vehicle production and vehicle semiconductor content.
Analog & Sensors
Analog and Sensors' net sales increased by $18 million, or 9%, in the second quarter of 2015 and by $27 million, or 7%, in the first half of 2015 compared to the prior year periods. Approximately 90% of our Analog and Sensors net sales in all periods presented were into the automotive market. We experienced higher net sales of our Analog and Sensor products due to growth in vehicle semiconductor content along with increased sales into distribution and OEM accounts.
RF
RF's net sales increased by $57 million, or 48%, in the second quarter of 2015 and by $128 million, or 55%, in the first half of 2015 compared to the prior year periods driven by continued investment in 3G and 4G wireless networks, particularly in China. Our RF product group represented 15% and 10% of our total net sales in the second quarter of 2015 and 2014, respectively, and 15% and 10% in the first half of 2015 and 2014, respectively. Our RF product group revenues are at elevated levels due to LTE wireless basestation expansion, particularly in China. Our RF product group revenues are expected to decline in the near term due to lower levels of wireless basestation spending among telecommunications carries, particularly in China.
Other
Other net sales decreased by $3 million, or 14%, in the second quarter of 2015 and by $21 million, or 34%, in the first half of 2015 compared to the prior year periods primarily due to decreased cellular product sales. Additionally, during the first half of 2015, intellectual property revenues declined as compared to the first half of 2014. As a percentage of net sales, intellectual property revenue was less than 1% and 1% for the second quarter of 2015 and 2014, respectively, and less than 1% and 2%, in the first half of 2015 and 2014, respectively.

Gross Margin
Our gross margin increased by $39 million, or 7%, during the second quarter of 2015 compared to the second quarter of 2014, driven, in part, by a 1% increase in our net sales. As a percentage of net sales, gross margin was 48.1% in the second quarter of 2015, reflecting an increase of 300 basis points compared to the second quarter of 2014. Our gross margin increased by $87 million, or 8%, during the first half of 2015 compared to the first half of 2014, driven, in part, by a 2% increase in our net sales. As a percentage of net sales, gross margin was 47.7% in the first half of 2015, reflecting an increase of 270 basis points compared to the first half of 2014.
Improvement in gross margin as a percentage of net sales was largely attributable to higher revenues, operational efficiencies, yield improvements, procurement savings and an increase in assembly and test utilization, as we sourced more activity in our internal factories. Gross margin was also impacted by the reclassification of a portion of our patent costs to selling, general and administrative expense during the fourth quarter of 2014, which had a positive impact on the year over year improvement. These improvements were partially offset by the impact of decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2015. Additionally, in the first half of 2015, lower intellectual property revenue partially offset gross margin improvements as compared to the first half of 2014.
Research and Development
Our research and development expenses decreased by $3 million, or 1%, in the second quarter of 2015. This decrease was driven by headcount reductions in connection with the continued execution of the strategic reorganization plan ("Strategic Realignment") and the U.S. dollar appreciation over foreign currencies, partially offset by investment in strategic areas, including next generation applications processors, and higher incentive compensation. As a percentage of net sales, our research and development expenses were 18% in both the second quarters of 2015 and 2014.
Our research and development expenses increased by $9 million, or 2%, in the first half of 2015 compared to the prior year periods. This increase is related to additional investment in our strategic areas and next generation technologies, along with higher incentive compensation. As a percentage of net sales, our research and development expenses were 19% in the both the first half of 2015 and the first half of 2014.
Selling, General and Administrative
Our selling, general and administrative expenses decreased by $5 million, or 4%, in the second quarter of 2015 and by $10 million, or 4%, in the first half of 2015 compared to the prior year periods. The decrease for both periods is primarily due to fewer resources in sales and marketing, lower litigation costs due to a decrease in defensive litigation matters and transition of resources dedicated to activities associated with the Proposed Merger to reorganization of business, merger expenses and other. This decrease was partially offset by the reclassification of a portion of our patent costs from cost of sales to selling, general and administrative expense during the fourth quarter of 2014 and higher incentive compensation. In addition, during the second quarter of 2015 we experienced a benefit compared to the second quarter of 2014 related to the U.S. dollar appreciation against various foreign currencies. As a percentage of net sales, our selling, general and administrative expenses were 10% in both the second quarter and first half of 2015 as compared to approximately 11% in both second quarter and first half of 2014.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks, customer relationships and developed technology increased by $1 million, or 25%, in the second quarter of 2015 and by $3 million, or 43%, in the first half of 2015 compared to the prior year periods due to the amortization of certain intangible assets acquired in connection with two strategic acquisitions completed in 2014.
Reorganization of Business, Merger Expenses and Other
During the second quarter of 2015, we recorded a $6 million charge for reorganization of business, merger expenses and other. These charges included $8 million primarily related to legal expenses, retention incentives and dedicated resources associated with the Proposed Merger. Additionally we incurred a $1 million charge related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and a $1 million charge associated with the liquidation of the remaining assets of one of our former foreign subsidiaries. We also recorded an offsetting benefit of $4 million related to reversals of previously accrued employee separation costs recorded in connection with the continued execution of our Strategic Realignment. (Refer to Note 9, “Reorganization of Business, Merger Expenses and Other,” in the accompanying Condensed Consolidated Financial Statements for more information on the charges discussed in this section.)
We recorded a $19 million charge related to employee separation costs in connection with the Strategic Realignment during the first half of 2015. In addition, we recorded charges of $6 million primarily consisting of legal expenses associated with the Proposed Merger. We also incurred $2 million in charges during the first half of 2015 related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility.

During the second quarter of 2014, we recorded $3 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan along with other charges. Additionally, during the first half of 2014, we recorded a $7 million net charge primarily related to employee separation costs in connection with the continued implementation of the reorganization plan initiated in 2012. We also incurred $3 million in charges during the first quarter related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan. We recorded an additional $1 million charge related to the write down of specific manufacturing assets to fair value due to the elimination of certain manufacturing processes for some of our next generation products.
Loss on Extinguishment or Modification of Long-Term Debt
During the second quarter and first half of 2015, we recorded charges of $9 million and $30 million, respectively, associated with the redemption of outstanding indebtedness. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further discussion about the redemption.)
During the first half of 2014, we recorded charges of $59 million associated with the redemption of outstanding indebtedness and refinancing transactions. These charges consisted of call premiums, the write-off of both unamortized debt issuance costs and original issue discount associated with the extinguished debt and other expenses not eligible for capitalization.
Other Expense, Net
Net interest expense in the second quarter and first half of 2015 included interest expense of $73 million and $152 million, respectively partially offset by interest income of $1 million and $2 million, respectively. Net interest in the second quarter and first half of 2014 included interest expense of $85 million and $190 million, respectively, partially offset by interest income of $3 million and $6 million, respectively. The decrease in interest expense is due to the debt redemption and refinancing transactions that occurred over the course of 2014 and the first half of 2015.
As a result of capital structure changes since the beginning of 2014, we have reduced our outstanding indebtedness by approximately $1.3 billion and annualized interest expense by approximately $132 million, based on current interest rates, and reduced our weighted average cash interest rate from 6.1% at December 31, 2013 to 5.2% at July 3, 2015.
Income Tax Expense
During the second quarter and first half of 2015, we recorded an income tax provision of $24 million and $34 million, respectively. The income tax provision recorded during the second quarter and first half of 2015 included income tax expense of $9 million and $12 million, respectively, associated with discrete events largely related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period, partially offset by a benefit recognized in connection with tax laws changes in one of our foreign jurisdictions in the first quarter of 2015. Excluding discrete tax items, income tax expense was $15 million and $22 million in the second quarter and first half of 2015, respectively, which primarily reflects tax expense attributable to income earned in non-U.S. jurisdictions.
For the second quarter and first half of 2014, we recorded an income tax provision of $11 million and $27 million, respectively, which related primarily to our foreign operations. The provision recorded during the second quarter and first half of 2014 included income tax expense of $2 million and $6 million, respectively, of tax expense associated with discrete events related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from stock-based awards during the first quarter of 2014. Excluding discrete tax items, income tax expense was $9 million and $21 million in the second quarter and first half of 2014, respectively.
Income tax expense excluding discrete tax items was $15 million in the second quarter of 2015 as compared to $9 million in the second quarter of 2014. This increase was primarily due to increased profitability and a reduced level of capital expenditure incentives in one of our foreign subsidiaries due to lower capital expenditures for that location.
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

In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of historical operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and (iii) the Company operates in a highly cyclical industry. At the end of each quarter, we evaluate the valuation allowance by reviewing various factors, including (i) the nature, frequency, and severity of losses on a rolling twelve quarter basis; (ii) the strength and trend of earnings as well as other relevant factors; (iii) sources of future taxable income; and (iv) tax planning strategies. This ongoing assessment is based on estimates and requires significant management judgment. At this time, the Company believes it will not have cumulative losses on a rolling twelve quarter basis at some point in the next twelve months, and it is reasonably possible such positive evidence may result in reversal of the valuation allowance within this time frame. For example, if the 2014 trend in quarterly domestic operational profitability continues throughout 2015, such valuation allowance reversal may occur in the next twelve months. Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Any release of the domestic valuation allowance will be recorded as a non-cash deferred tax benefit, significantly increasing net earnings in the quarter in which the allowance is released. After the valuation allowance is released, we anticipate an effective tax rate approaching the U.S. statutory rate of 35%. The release of the valuation allowance has a minimal, if any, impact on current or projected cash income taxes. Cash taxes paid by the Company will continue to be driven by income in foreign jurisdictions until domestic income exceeds available tax attributes.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $588 million of cash and cash equivalents at July 3, 2015, $316 million is attributable to our U.S. subsidiaries and $272 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $375 million and $144 million in the first half of 2015 and 2014, respectively. The increase in cash generated from operations is primarily attributable to (i) lower consumption of working capital, (ii) higher sales and resulting profitability and (iii) lower cash paid for interest as a result of various debt redemption and refinancing transactions that occurred during 2014 and the first half of 2015. These benefits were partially offset by an increase in inventory, as described below, along with higher payments for incentive compensation during the first half of 2015.
Our days of inventory on hand decreased to 108 days at July 3, 2015 from 116 days at December 31, 2014 and increased from 98 days at July 4, 2014. The year-to-date decline in days of inventory on hand is due to demand along with an overall focus on balancing inventory levels for our near term business operating conditions, while the increase from the prior year period is driven by higher residual inventory levels associated with strategic inventory builds in the second half of 2014 initiated to resolve previous supply constraint issues experienced by certain of our product groups. Our days sales outstanding decreased to 43 days at July 3, 2015 from 46 days at December 31, 2014 and from 45 days at July 4, 2014. The decrease in days sales outstanding as compared to the second quarter of 2014 due primarily to improved customer alignment to contractual payment terms. Our days purchases outstanding remained flat at 65 days at both July 3, 2015 and December 31, 2014 and increased from 61 days at July 4, 2014, reflecting the timing of payments on our payables.
Investing Activities
Our net cash utilized for investing activities was $146 million and $167 million in the first half of 2015 and 2014, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in the first half of 2015 was predominately the result of capital expenditures, which were $97 million and $112 million for the first half of 2015 and 2014, respectively, and represented 4% and 5% of net sales, respectively. The higher capital expenditures in the prior year were associated with increasing our manufacturing capacity to fulfill demand primarily from our RF and Microcontroller customers. The cash paid for purchased licenses and other assets decreased to $39 million in the first half of 2015 from $44 million in the first half of 2014. The remaining $10 million and $11 million of net cash utilized in the first half of 2015 and 2014, respectively, related to strategic investment activity.
Financing Activities
Our net cash utilized for financing activities was $328 million in the first half of 2015 compared to $18 million of net cash provided by financing activities in the first half of 2014. Cash flows utilized for financing activities in the first half of 2015 included $394 million of payments on debt obligations comprised of (i) payments of $376 million associated with the extinguishment of $350 million of indebtedness and $26 million of call premiums in connection with the debt redemption, along with (ii) $18 million of amortization payments on the term loans. Additionally, during the first half of 2015, we utilized $8 million to purchase treasury shares related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of employee-related stock units. Cash provided by financing activities in the first half of 2015 included $51 million of proceeds from the exercise of stock options and employee share purchase program (ESPP) share purchases and $25 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. Additionally, we utilized $2 million for the fulfillment of a contractual obligation incurred in connection with a strategic acquisition completed in 2014. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further information regarding the debt transactions referenced in this section, Note 6, "Share and Equity-based Compensation," for further information on treasury shares, ESPP and stock options and Note 7, "Income Taxes," for further information on the excess tax benefits.)
Cash flows related to financing activities in the first half of 2014 included (ii) $590 million of proceeds, net of transaction costs, related to funds received from lenders under the term loan refinancing and revolver modification; and (iii) $717 million of net proceeds from the equity offering. Additionally, cash provided by financing activities in the first half of 2014 included $39 million of proceeds from the exercise of stock options and ESPP share purchases and $5 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. Cash flows utilized for financing activities in the first half of 2014 included $1.3 billion of payments on debt obligations comprised of (i) payments of $718 million associated with the extinguishment of approximately $680 million of indebtedness, along with $38 million of call premiums in connection with the use of the equity transaction proceeds, (ii) payments of $597 million to lenders in connection with the $2.7 billion term loan refinancing transaction and (iii) $18 million of amortization payments on the term loans.
Credit Facility
At July 3, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) $2,680 million outstanding under the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) $785 million outstanding under the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the revolving credit facility due on February 1, 2019 (the "2019 Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%, resulting in an effective interest rate of 4.25% at July 3, 2015. The spread over LIBOR with respect to 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate of 5.00% at July 3, 2015. At July 3, 2015, the available capacity under the 2019 Revolver was $384 million, as reduced by $16 million of outstanding letters of credit. As of July 3, 2015, borrowings under the 2019 Revolver would bear interest at LIBOR plus 3.75%, with an effective interest rate of 3.94%. Under the third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement"), Freescale Inc. is required to repay a portion both of the Amended 2020 Term Loan and 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or approximately $35 million annually.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,762 million in senior notes outstanding at July 3, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes"), (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"), and (iii) $302 million of 10.75% senior unsecured notes due 2020 (the "10.75% Unsecured Notes") (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes; (ii) every May 15th and November 15th for the 6.00% Secured Notes; and (iii) every February 1st and August 1st for the 10.75% Unsecured Notes.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of July 3, 2015, future obligated debt payments are $18 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $35 million in 2019, $2,867 million in 2020 and $2,202 million thereafter. On July 6, 2015, Freescale Inc. delivered notice that it will redeem $302 million aggregate principal amount of the 10.75% Unsecured Notes, which constitutes all of the outstanding 10.75% Unsecured Notes, on August 5, 2015. Accordingly, an incremental $302 million of principal payments previously obligated in 2020 will be paid in the third quarter of 2015. We expect to record a charge of approximately $19 million in connection with this redemption, reflective of call premiums and the write-off of unamortized debt issuance costs, and will fund the redemption, inclusive of accrued and unpaid interest, using a combination of cash on hand and borrowings under the 2019 Revolver.

Fair Value
At July 3, 2015, the fair value of the aggregate principal amount of our long-term debt was approximately $5,286 million, exclusive of $35 million of current maturities, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for more detail on the notes described in this section.
Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures"). Adjusted EBITDA is net earnings adjusted for certain non-cash and other items that are included in net earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Agreement, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Agreement) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Agreement) is no greater than 6.50:1, except as otherwise permitted by the Credit Agreement. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of July 3, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. As of July 3, 2015, Freescale Inc.'s total leverage ratio was 3.92:1, senior secured first lien leverage ratio was 3.63:1, the fixed charge coverage ratio was 4.49:1 and the consolidated secured debt ratio was 4.12:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
Adjusted EBITDA is a non-U.S. GAAP measure. Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings, operating earnings or cash flow from operations, as those terms are defined by accounting principles generally accepted in the United States of America ("U.S. GAAP"), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The calculation of Adjusted EBITDA in the Indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating net earnings. However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. We do not present Adjusted EBITDA on a quarterly basis. In addition, the measure can be disproportionately affected by quarterly fluctuations in our operating results, and it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net earnings, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as calculated pursuant to Freescale Inc.'s debt agreements for the most recent twelve month period as required by such agreements.

Twelve Months Ended
(in millions)	July 3, 2015
Net earnings	$380
Interest expense, net	309
Income tax expense	60
Depreciation and amortization expense(1)	263
Non-cash share-based compensation expense (2)	78
Loss on extinguishment or modification of long-term debt (3)	50
Reorganization of business, merger expenses and other (4)	52
Other terms (5)	4
Adjusted EBITDA	$1,196

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(2)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt.

(4)	Reflects items related to our reorganization of business programs, expenses associated with the Proposed Merger and other items.

(5)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans. On July 6, 2015, Freescale Inc. delivered notice that it will redeem $302 million aggregate principal amount of the 10.75% Unsecured Notes, which constitutes all of the outstanding 10.75% Unsecured Notes, on August 5, 2015. We will fund the redemption, inclusive of accrued and unpaid interest, using a combination of cash on hand and borrowings under the 2019 Revolver. In addition, we expect to spend approximately $27 million over the remainder of 2015 and approximately $11 million thereafter in connection with our on-going Strategic Realignment plan, the Proposed Merger (excluding costs contingent on the closing of the Proposed Merger) and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including (i) the redeployment of existing resources and compliance with local employment laws and (ii) the closing of the Proposed Merger. Further, actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of July 3, 2015 of $588 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next twelve months. In addition, our ability to borrow under the 2019 Revolver was $384 million as of July 3, 2015, as reduced by $16 million of outstanding letters of credit. (Refer to Note 4, "Debt," and Note 9, "Reorganization of Business, Merger Expenses and Other," in the accompanying Condensed Consolidated Financial Statements for additional discussion of the borrowing abilities and reorganization actions described in this section.)
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
A significant variation of the value of the U.S. dollar against currencies other than the U.S. dollar could result in a favorable impact on our net earnings, in the case of an appreciation of the U.S. dollar against currencies where we incur foreign denominated expenses, or a negative impact on our net earnings if the U.S. dollar depreciates relative to these currencies. Additionally, we could experience unfavorable impacts on net earnings due to net sales denominated in foreign currencies in the case of an appreciation of the U.S. dollar against those currencies. Currency exchange rate fluctuations affect our results of operations, because our reporting currency is the U.S. dollar in which we receive the majority of our net sales, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, research and development, and selling, general and administrative expenses, are incurred in the currencies of the countries in which our operations are located.
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
At July 3, 2015, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $120 million. These forward contracts have original maturities of three months or less. The fair value of the forward contracts was a net unrealized gain of less than $1 million at July 3, 2015. Forward contract gains (losses) of less than $1 million and $(2) million during the second quarter and first half of 2015, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 3, 2015
Malaysian Ringgit	$45
Japanese Yen	$27
Chinese Renminbi	$18
Euro	$7
Indian Rupee	$4
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange derivative instruments would hypothetically decrease by $8 million as of July 3, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the hedging relationship. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At July 3, 2015, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $7 million. These contracts have original maturities of 16 months or less. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of July 3, 2015:

Buy (Sell)	July 3, 2015	Hedged Exposure
Malaysian Ringgit	$88	Cost of sales
Chinese Renminbi	$80	Cost of sales
	$22	Research and development
	$22	Selling, general and administrative
Japanese Yen	$48	Cost of sales
	$13	Selling, general and administrative
Euro	$(51)	Net sales
Indian Rupee	$18	Research and development
Israeli Shekel	$17	Research and development
Losses of $2 million and $5 million during the second quarter and first half of 2015, respectively, were recorded in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with these cash flow hedges. The fair value of these cash flow designated foreign exchange derivative instruments would hypothetically decrease by $22 million as of July 3, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
At July 3, 2015, we had total indebtedness with an outstanding principal amount of $5,227 million, including $3,465 million of variable interest rate debt based on LIBOR. All of our variable rate debt had LIBOR floors that were above the current LIBOR rates, and therefore, is effectively fixed rate debt while LIBOR rates remain below these LIBOR floors. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $5 million per year, as the rates would remain below the LIBOR floor on the 2021 Term Loan.
During 2014, we entered into additional cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on our Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $26 million, which was estimated based on the yield curve at July 3, 2015. A 100 basis point increase in LIBOR rates would increase the fair value of our interest rate swap agreements by approximately $23 million.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $35 million of current maturities, was $5,286 million at July 3, 2015, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $57 million.

Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the first half of 2015. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of July 3, 2015, we believe that our exposure to counterparty risk is immaterial.
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

Funds affiliated with The Blackstone Group (“Blackstone”) hold 25% of the total outstanding voting shares of Freescale Holdings GP, Ltd. ("Freescale GP"), the general partner of our largest shareholder, Freescale Holdings L.P. ("Freescale LP") (which owns approximately 63% of the Company's outstanding shares). Blackstone and the Company are parties to a shareholders' agreement under which Blackstone, among other things, has the right to designate two directors to our board of directors. Accordingly, Blackstone may be deemed an “affiliate” of the Company, as that term is defined in Exchange Act Rule 12b-2.

We note that Blackstone's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 8, 2015, reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company.

“Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the quarter ended March 31, 2015. We have not independently verified or participated in the preparation of this disclosure.

‘As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain airline Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2015 were approximately $157,000 and $109,000, respectively.’”

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
10.1+
Amended and Restated Freescale Semiconductor, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Freescale Semiconductor, Ltd. Current Report on Form 8-K, filed with the SEC on May 11, 2015).

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

FREESCALE SEMICONDUCTOR, LTD.
Dated:	July 24, 2015	By:	/s/ DANIEL J. DURN
Daniel J. Durn
Chief Financial Officer