Form 10-Q
period 2015-10-02
Freescale Semiconductor, Ltd.
filed 2015-10-23
CIK 1392522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2015 there were 311,332,877 shares of the registrant’s common shares outstanding.

PART I
Item 1. Financial Statements (Unaudited)
Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Net sales	$1,120	$1,213	$3,487	$3,531
Cost of sales	581	651	1,819	1,927
Gross margin	539	562	1,668	1,604
Research and development	197	213	635	642
Selling, general and administrative	115	122	359	376
Amortization expense for acquired intangible assets	4	4	14	11
Reorganization of business, merger expenses and other	35	8	67	25
Operating earnings	188	215	593	550
Loss on extinguishment or modification of long-term debt	(19)	(10)	(49)	(69)
Other expense, net	(68)	(82)	(217)	(268)
Earnings before income taxes	101	123	327	213
Income tax expense (benefit)	21	(2)	55	25
Net earnings	$80	$125	$272	$188

Net earnings per share:
Basic	$0.26	$0.41	$0.88	$0.64
Diluted	$0.25	$0.40	$0.86	$0.62
Weighted average common shares outstanding:
Basic	311	304	309	295
Diluted	318	309	317	301
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Net earnings	$80	$125	$272	$188
Other comprehensive (loss) earnings, net of tax:
Derivative instruments adjustments:
Unrealized losses arising during the period	(25)	(9)	(33)	(3)
Reclassification adjustment for items in net earnings	6	(2)	12	—
Post-retirement adjustments:
Gains arising during the period	—	—	101	—
Amortization of actuarial losses in net earnings	(2)	—	(1)	(1)
Other comprehensive (loss) earnings	(21)	(11)	79	(4)
Comprehensive earnings	$59	$114	$351	$184
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Balance Sheets

(in millions)	October 2, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$552	$696
Accounts receivable, net	587	562
Inventory, net	766	745
Other current assets	154	166
Total current assets	2,059	2,169
Property, plant and equipment, net	757	750
Intangible assets, net	52	59
Other assets, net	291	297
Total assets	$3,159	$3,275

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Current portion of long-term debt and capital lease obligations	$35	$35
Accounts payable	414	413
Accrued liabilities and other	346	397
Total current liabilities	795	845
Long-term debt	5,060	5,535
Other liabilities	383	476
Total liabilities	6,238	6,856

Shareholders’ deficit:
Preferred shares, par value $0.01 per share; 100 shares authorized, no shares issued and outstanding at October 2, 2015 and December 31, 2014	—	—
Common shares, par value $0.01 per share; 900 shares authorized, 311 and 305 issued and outstanding at October 2, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	9,323	9,163
Treasury shares at cost	(9)	—
Accumulated other comprehensive earnings (loss)	53	(26)
Accumulated deficit	(12,449)	(12,721)
Total shareholders’ deficit	(3,079)	(3,581)
Total liabilities and shareholders’ deficit	$3,159	$3,275
See accompanying notes.

Freescale Semiconductor, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net earnings	$272	$188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	205	200
Reorganization of business, merger expenses and other	67	25
Share-based compensation	66	50
Excess tax benefits from share-based compensation plans	(26)	(5)
Deferred incomes taxes	30	4
Loss on extinguishment or modification of long-term debt, net	49	69
Other non-cash items	27	28
Changes in operating assets and liabilities:
Accounts receivable, net	(44)	(252)
Inventory, net	(13)	35
Accounts payable and accrued liabilities	(122)	55
Other operating assets and liabilities	22	(57)
Net cash provided by operating activities	533	340

Cash flows from investing activities:
Purchases of property, plant and equipment	(137)	(175)
Acquisitions and strategic investment activity	(33)	(11)
Proceeds from sale of property, plant and equipment and assets held for sale	—	1
Payments for purchased licenses and other assets	(54)	(63)
Proceeds from note receivable	4	—
Net cash used for investing activities	(220)	(248)

Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations(1)	(721)	(1,451)
Debt issuance proceeds, net of debt issuance costs(1)	200	590
Proceeds from equity offering, net of offering costs	—	717
Proceeds from stock option exercises and ESPP share purchases	61	44
Excess tax benefits from share-based compensation plans	26	5
Payments for contractual arrangements	(2)	—
Purchases of treasury shares	(9)	—
Net cash used for provided by financing activities	(445)	(95)

Effect of exchange rate changes on cash and cash equivalents	(12)	(7)
Net decrease in cash and cash equivalents	(144)	(10)
Cash and cash equivalents, beginning of period	696	747
Cash and cash equivalents, end of period	$552	$737

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
Proposed Merger: On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as a wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding share of Freescale common stock, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. NXP intends to fund the cash portion of the merger consideration with a combination of cash on hand and fully-committed debt financing and also intends to refinance certain of Freescale Inc.’s existing debt with fully-committed debt financing. On July 2, 2015, shareholders of Freescale Ltd. and NXP independently approved the Proposed Merger. Pending satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is currently expected to close in the fourth quarter of 2015.
The Merger Agreement contains certain termination rights for Freescale and NXP, including if the Proposed Merger is not consummated before March 1, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, NXP or Freescale will be required to pay the other party termination fees of up to $600 million.
During the third quarter and first nine months of October 2, 2015, Freescale recorded expenses of $10 million and $24 million, respectively, consisting primarily of legal costs, retention incentives and dedicated resources associated with the Proposed Merger in the Condensed Consolidated Statement of Operations.
Basis of Presentation: The accompanying condensed consolidated financial statements for Freescale Ltd. as of October 2, 2015 and December 31, 2014, and for the three and nine months ended October 2, 2015 and October 3, 2014 are unaudited, with the December 31, 2014 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 2, 2015 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2015 (the "Annual Report"). The results of operations for the three and nine months ended October 2, 2015 are not necessarily indicative of the operating results to be expected for the full year.
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
(2) Other Financial Data
Statements of Operations Supplemental Information
Loss on Extinguishment or Modification of Long-Term Debt
During the third quarter and first nine months of 2015, we recorded charges totaling $19 million and $49 million, respectively, in the Condensed Consolidated Statements of Operations associated with debt redemptions that occurred during the first nine months of 2015. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt in accordance with ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”). (Refer to Note 4, “Debt,” for discussion of these transactions.)
During the third quarter and first nine months of 2014, we recorded charges of $10 million and $69 million, respectively, in the Condensed Consolidated Statement of Operations associated with the debt redemption that occurred during the third quarter of 2014 along with the extinguishment of debt and the amendments to our senior secured credit facilities. These charges consisted of call premiums, the write-off of unamortized debt issuance costs and original issue discount ("OID") associated with the extinguished debt and other expenses not eligible for capitalization in accordance with ASC Subtopic 470-50.
Other Expense, Net
The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Interest expense	$(68)	$(84)	$(220)	$(274)
Interest income	1	3	3	9
Interest expense, net	(67)	(81)	(217)	(265)
Other, net	(1)	(1)	—	(3)
Other expense, net	$(68)	$(82)	$(217)	$(268)
Cash paid for interest was $32 million and $201 million during the third quarter and first nine months of 2015, respectively, and $95 million and $290 million during the third quarter and first nine months of 2014, respectively. Cash paid for interest in the first nine months of 2015 and 2014 included $4 million and $13 million, respectively, of accrued interest paid in connection with debt redemption transactions completed in those periods.

Net Earnings Per Share
We calculate earnings per share ("EPS") in accordance with ASC Topic 260, “Earnings per Share,” using the treasury stock method. Basic EPS is computed based on the weighted average number of common shares outstanding and unissued shares underlying vested restricted share units ("RSUs") during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net earnings of the Company. During both the third quarter and first nine months of 2015, less than 1 million and during both the third quarter and first nine months of 2014, approximately, 10 million of the Company’s stock options, RSUs and a warrant were excluded from the calculation of diluted EPS, because the inclusion of these awards would have been anti-dilutive. These awards could be dilutive in the future if the average estimated fair value of the common shares increases and becomes greater than both the exercise price of these awards and the number of assumed repurchases of shares under the treasury stock method.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net earnings per common share computations for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Basic net earnings per share:
Numerator:
Net earnings	$80	$125	$272	$188
Denominator:
Weighted average common shares outstanding (1)	311	304	309	295
Basic net earnings per share	$0.26	$0.41	$0.88	$0.64
Diluted net earnings per share:
Numerator:
Net earnings	$80	$125	$272	$188
Denominator:
Number of shares used in basic computation (1)	311	304	309	295
Add: Incremental shares for dilutive effect of warrants (2)	—	—	—	—
Add: Incremental shares for dilutive effect of stock options (3)	2	2	3	2
Add: Incremental shares for dilutive effect of unvested RSUs (4)	5	3	5	4
Adjusted weighted average common shares outstanding	318	309	317	301
Diluted net earnings per share	$0.25	$0.40	$0.86	$0.62

(1)	Weighted average common shares outstanding includes outstanding common shares of the Company and unissued common shares underlying vested RSUs.

(2)
A warrant to purchase an aggregate of 10 million common shares at $36.12 per share was net exercised on May 7, 2015 at a market price of $39.62 and 843 thousand common shares were issued. During the third quarter and first nine months of 2014, the warrant was not included in the computation of diluted EPS because the warrant's exercise price was greater than the average fair market value of the common shares during those periods.

(3)
Stock options to purchase an aggregate of less than 1 million common shares that were outstanding during both the third quarter and first nine months of 2015 and less than 1 million during both the third quarter and first nine months of 2014 were anti-dilutive and were not included in the computation of diluted EPS because the exercise price was greater than the average fair market value of the common shares, and the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense, potential windfall tax benefits and exercise prices was greater than the weighted average number of shares underlying outstanding stock options.

(4)
Unvested RSUs, of less than 1 million that were outstanding during both the third quarter and first nine months of 2015 and less than 1 million for both the third quarter and first nine months of 2014 were anti-dilutive and were not included in the computation of diluted EPS, because the number of shares assumed to be repurchased using the proceeds of unrecognized compensation expense and potential windfall tax benefits was greater than the weighted average number of outstanding unvested RSUs.

Statement of Cash Flows Supplemental Information
During the first nine months of 2015, we made specific strategic acquisitions and investments resulting in $33 million of investing cash outflows. In connection with these acquisitions, we have recorded $21 million in goodwill in the Condensed Consolidated Balance Sheet which is reported in other assets.
Balance Sheets Supplemental Information
Inventory, Net
Inventory, net consisted of the following:

	October 2, 2015	December 31, 2014
Work in process and raw materials	$553	$517
Finished goods	213	228
Inventory, net	$766	$745
As of October 2, 2015 and December 31, 2014, we had $55 million and $62 million, respectively, in reserves for inventory deemed obsolete or in excess of forecasted demand and for any inventory where cost exceeds the estimated net realizable value. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Depreciation and amortization expense was $43 million and $129 million during the third quarter and first nine months of 2015, respectively, and $44 million and $129 million during the third quarter and first nine months of 2014, respectively. Accumulated depreciation and amortization was $2,908 million and $2,837 million at October 2, 2015 and December 31, 2014, respectively.
Accumulated Other Comprehensive Earnings

	Unrealized Losses on Derivatives	Unrealized (Losses) Gains on Post-retirement Obligations	Foreign Currency Translation	Total
Balance at January 1, 2015	$(26)	$(19)	$19	$(26)
Current period net change	(21)	100	—	79
Balance at October 2, 2015	$(47)	$81	$19	$53
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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure cash and cash equivalents, derivative contracts and certain other assets and liabilities, as required, at fair value on a recurring basis. The tables below set forth, by level, the fair value of these assets and liabilities as of October 2, 2015 and December 31, 2014. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value. In the first nine months of both 2015 and 2014, there were no transfers between Level 1 and Level 2. We had no Level 3 instruments at October 2, 2015 or December 31, 2014.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of October 2, 2015	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$102	$102	$—
Money market mutual funds (1)	4	4	—
Foreign currency derivative contracts (2)	2	—	2
Interest rate swap agreements (3)	1	—	1
Total assets	$109	$106	$3
Liabilities
Foreign currency derivative contracts (2)	$17	$—	$17
Interest rate swap agreements (3)	32	—	32
Total liabilities	$49	$—	$49

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2014	Total	(Level 1)	(Level 2)
Assets
Time deposits (1)	$344	$344	$—
Money market mutual funds (1)	7	7	—
Foreign currency derivative contracts (2)	3	—	3
Interest rate swap agreements (3)	1	—	1
Total assets	$355	$351	$4
Liabilities
Foreign currency derivative contracts (2)	$19	$—	$19
Interest rate swap agreements (3)	13	—	13
Commodity derivative contracts (4)	1	—	1
Total liabilities	$33	$—	$33
The following footnotes indicate where the noted items are reported in our Condensed Consolidated Balance Sheets at October 2, 2015 and December 31, 2014:

(1)
Time deposits and money market mutual funds are reported as cash and cash equivalents. The decline in time deposits from December 31, 2014 to October 2, 2015 was attributable to the overall reduction in the target level of cash and cash equivalents as discussed in the Annual Report.

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
Fair Value of Other Financial Instruments
In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which was approximately $5,119 million, exclusive of $35 million of current maturities, at October 2, 2015, and approximately $5,568 million, exclusive of $35 million of current maturities, at December 31, 2014, the fair values of these financial instruments were not materially different from their carrying or contract values on those dates. The fair value of our long-term debt is considered a Level 1 input based on broker trading prices in active markets.
(4) Debt
The carrying value of our long-term debt at October 2, 2015 and December 31, 2014 consisted of the following:

	October 2, 2015	December 31, 2014
Amended 2020 Term Loan	$2,657	$2,674
2021 Term Loan	778	783
2019 Revolver	200	—
Senior secured 5.00% notes due 2021	500	500
Senior secured 6.00% notes due 2022	960	960
Senior unsecured 10.75% notes due 2020	—	473
Senior unsecured 8.05% notes due 2020	—	180
Total debt	5,095	5,570
Less: current maturities	(35)	(35)
Total long-term debt	$5,060	$5,535
First, Second and Third Quarter of 2015 Debt Redemption Transactions
On August 5, 2015, after the requisite notice period, Freescale Inc. redeemed the remaining $302 million principal amount of the senior unsecured 10.75% notes due 2020 (the "10.75% Unsecured Notes") and recorded a $19 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes. This redemption was funded by $102 million of cash on hand and $200 million of borrowings under the revolving credit facility due on February 1, 2019 (the "2019 Revolver").
On May 6, 2015, after the requisite notice period, Freescale Inc. redeemed $100 million principal amount of the 10.75% Unsecured Notes and recorded a $9 million charge, reflective of call premiums and the write-off of unamortized debt issuance costs on the extinguished notes.
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
Credit Facility
At October 2, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the 2019 Revolver, including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. At October 2, 2015, the interest rate on the Amended 2020 Term Loan and the 2021 Term Loan was 4.25% and 5.00%, respectively. The available capacity under the 2019 Revolver was $184 million, as reduced by $16 million of outstanding letters of credit and $200 million of outstanding borrowings, which bears interest at LIBOR plus 3.50%, with an effective interest rate of 3.69% as of October 2, 2015.
Amended 2020 Term Loan
At October 2, 2015, $2,673 million was outstanding under the Amended 2020 Term Loan, which will mature on March 1, 2020. The Amended 2020 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement") governs the terms of the Credit Facility and based on our total leverage ratio, provides that the spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the Amended 2020 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance, or $27 million annually. At October 2, 2015, the Amended 2020 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $16 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2021 Term Loan
At October 2, 2015, $784 million was outstanding under the 2021 Term Loan, which will mature on January 15, 2021. The 2021 Term Loan bears interest, at Freescale Inc.'s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our total leverage ratio, the Credit Agreement provides that the spread over LIBOR with respect to the 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%. Under the Credit Agreement, Freescale Inc. is required to repay a portion of the 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial balance, or $8 million annually. At October 2, 2015, the 2021 Term Loan was recorded on the Condensed Consolidated Balance Sheet at a $6 million discount which is subject to accretion to par value over the term of the loan using the effective interest method.
2019 Revolver
At October 2, 2015, $200 million was outstanding under the 2019 Revolver which will mature on February 1, 2019.  The 2019 Revolver bears interest, at Freescale Inc’s option, at a rate equal to a spread over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. Based on our Total Leverage Ratio as defined under the Credit Agreement, the spread over LIBOR with respect to the 2019 Revolver is currently 3.50%. At LIBOR plus 3.50%, the current interest rate on the $200 million borrowing is 3.69%. After giving effect to the $200 million borrowing, the available capacity under the 2019 Revolver is $184 million, as reduced by approximately $16 million of outstanding letters of credit.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,460 million in senior notes outstanding at October 2, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes") and (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes and (ii) every May 15th and November 15th for the 6.00% Secured Notes.
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
As of October 2, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio of 6.50:1 or lower, the senior secured first lien leverage ratio of 4.00:1 or lower and the fixed charge coverage ratio of 2.00:1 or greater but did not meet the consolidated secured debt ratio of 3.25:1 or lower. As of October 2, 2015, Freescale Inc.’s total leverage ratio was 3.86:1, senior secured first lien leverage ratio was 3.81:1, fixed charge coverage ratio was 4.94:1 and consolidated secured debt ratio was 4.27:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of October 2, 2015, future obligated debt payments are $9 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $235 million in 2019, $2,566 million in 2020 and $2,202 million thereafter. Subsequent to the end of the third quarter of 2015, we repaid $50 million of the outstanding borrowings under the 2019 Revolver with cash on hand.
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
At October 2, 2015 and December 31, 2014, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $129 million and $97 million, respectively, which are accounted for at fair value. These forward contracts have original maturities of three months or less. The fair value of the forward contracts was a net unrealized loss of $2 million and $1 million at October 2, 2015 and December 31, 2014, respectively. Forward contract losses of $4 million and $6 million for the third quarter and first nine months of 2015, respectively, and $4 million and $3 million for the third quarter and first nine months of 2014, respectively, were recorded in other expense, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges as of October 2, 2015 and December 31, 2014:

Buy (Sell)	October 2, 2015	December 31, 2014
Malaysian Ringgit	$40	$32
Chinese Renminbi	$25	$30
Japanese Yen	$23	$5
Euro	$23	$9
Indian Rupee	$3	$4
`

Cash Flow Hedges
We use foreign currency exchange contracts to hedge future expected cash flows associated with net sales, cost of sales, research and development expenses and selling, general and administrative expenses. These forward contracts have original maturities of 16 months or less. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges under ASC Topic 815, "Derivatives and Hedging," as of October 2, 2015 and December 31, 2014:

Buy (Sell)	October 2, 2015	December 31, 2014	Hedged Exposure
Malaysian Ringgit	$54	$93	Cost of sales
Chinese Renminbi	$51	$84	Cost of sales
	$15	$21	Research and development
	$15	$21	Selling, general and administrative
Japanese Yen	$31	$42	Cost of sales
	$7	$16	Selling, general and administrative
Euro	$(30)	$(39)	Net sales
Indian Rupee	$11	$—	Research and development
Israeli Shekel	$11	$—	Research and development
At October 2, 2015 and December 31, 2014, we had cash flow designated forward contracts with a total fair value of net unrealized losses of $14 million and $15 million, respectively. (Losses) gains of $(6) million and $(11) million during the third quarter and first nine months of 2015, respectively, and $1 million during both the third quarter and first nine months of 2014 were recorded in the Condensed Consolidated Statements of Operations related to our realized results associated with these cash flow hedges. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged.
Interest Rate Risk
We use interest rate swaps to assist in mitigating the interest rate risk associated with the variable rate portion of our debt portfolio. During 2014, we entered into cash flow designated interest rate swap agreements that fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of the interest rate swap agreements was an unrealized loss of $29 million and $9 million at October 2, 2015 and December 31, 2014, respectively. (Refer to Note 4, “Debt,” for further details of our variable rate indebtedness.)
Counterparty Risk
Outstanding financial derivative instruments expose us to credit losses in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of October 2, 2015, we believe that our exposure to counterparty risk is immaterial.
(6) Share and Equity-based Compensation
2011 Omnibus Incentive Plan
Non-qualified Options
During the first nine months of 2015, we granted approximately 1.6 million stock options under the 2011 Omnibus Incentive Plan, as amended and restated (the "2011 Plan"), to certain executives and employees. The majority of these stock options were granted on January 5, 2015 as part of the annual long-term incentive grant (the "2015 Annual Grant"). The awards granted in connection with the Annual Grant had a grant date fair value of $9.83 per share and an exercise price of $24.63 per share, which was equal to the stock price on January 5, 2015. Total compensation costs associated with the stock options under the 2015 Annual Grant was $12 million, net of estimated forfeitures.

Under the 2011 Plan, we have granted approximately 6.5 million non-qualified stock options in Freescale Ltd. (the “2011 Options”) with exercise prices ranging from $8.73 to $35.58 per share, to certain qualified participants, which remain outstanding as of October 2, 2015. The 2011 Options generally vest at a rate of 25% of the total grant on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the 2011 Plan and related award agreements. As of October 2, 2015, we had approximately $26 million of unamortized expense, net of estimated forfeitures, which is being amortized on a straight-line basis over a period of four years to additional paid-in capital. The fair value of the 2011 Options was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are outlined in the following table:

	Nine Months Ended
	October 2, 2015	October 3, 2014
Weighted average grant date fair value per share	$9.90	$6.96
Weighted average assumptions used:
Expected volatility	45.00%	49.06%
Expected lives (in years)	4.75	4.75
Risk free interest rate	1.54%	1.42%
Expected dividend yield	—%	—%
A summary of changes in the 2011 Options outstanding during the nine months ended October 2, 2015 is presented below:

	Stock Options (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2015	6,987	$14.28	5	$76
Granted	1,612	$24.82
Terminated, canceled or expired	(596)	$16.31
Exercised	(1,513)	$14.41
Balance at October 2, 2015	6,490	$16.67	5	$127
Exercisable options at October 2, 2015	1,680	$12.85	4	$39
The intrinsic value of options exercised under this plan during the first nine months of 2015 and 2014 was $36 million and $5 million, respectively.
Restricted Share Units
During the first nine months of 2015, we granted approximately 4.1 million RSUs to certain executives and employees under the 2011 Plan. Included in this amount were RSUs granted in connection with the 2015 Annual Grant with a grant date fair value of $24.63 per RSU and total compensation cost of $69 million, net of estimated forfeitures. RSUs generally vest at a rate of 25% of the total grant on the first, second, third and fourth anniversaries of the date of grant, or on another vesting schedule depending on the award, and are subject to the terms and conditions of the 2011 Plan and related award agreements. Also included in this amount were RSUs granted for retention of technical employees in connection with the Proposed Merger with a grant date fair value of $39.53 per RSU, total compensation cost of $15 million, net of estimated forfeitures, which vest 100% on the 18-month anniversary of the grant date. The expense associated with these retention RSUs is classified in reorganization of business, merger expenses and other in our Consolidated Statement of Operations. RSUs are not entitled to dividends or voting rights, if any, until the underlying common shares are delivered. The fair value of the RSU awards is recognized on a straight-line basis over the vesting period.
Also during the first nine months of 2015, we granted approximately 0.6 million performance-based RSUs ("TSR") to certain executives in connection with the 2015 Annual Grant. Each TSR, which cliff vests on the third anniversary of the date of grant, entitles the grant recipient to receive from 0 to 1.50 common shares for each of the target units awarded based on the relative total shareholder return of the Company's share price as compared to a set of peer companies. The Company estimates the fair value of the TSRs using a Monte Carlo valuation model, which includes a modifier for market results. The grant date fair value for the TSRs granted in connection with the 2015 Annual Grant was $25.87 per TSR, with a total compensation cost of $13 million, net of estimated forfeitures. TSRs are amortized on a straight-line basis over a period of 3 years to additional paid-in capital. The assumptions used in the Monte Carlo model, outside of projections of market results, are outlined in the following table:

	Nine Months Ended
	October 2, 2015	October 3, 2014
Weighted average grant date fair value per share	$25.87	$16.13
Weighted average assumptions used:
Expected volatility	43.83%	48.40%
Expected lives (in years)	2.99	2.98
Risk free interest rate	1.06%	0.80%
Expected dividend yield	—%	—%
As of October 2, 2015 we had approximately $123 million of unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis to additional paid-in capital over a period of four years for RSUs and three years for TSRs and performance-based RSUs ("PRSUs"). Under the terms of the RSU, TSR and PRSU award agreements, common shares underlying these awards are issued to the participant upon vesting of the award based on the passage of time for the RSUs and based on both the passage of time and performance results for the TSRs and PRSUs.
A summary of changes in the RSUs, TSRs and PRSUs outstanding under the 2011 Plan during the nine months ended October 2, 2015 is presented below:

	RSUs, TSRs and PRSUs (in thousands)	Wtd. Avg. Grant Date Fair Value Per Share
Non-vested RSU, TSR and PRSU balance at January 1, 2015	9,758	$15.03
Granted	4,766	$26.24
Issued	(2,517)	$15.12
Terminated, canceled or expired	(953)	$16.86
Non-vested RSU, TSR and PRSU balance at October 2, 2015	11,054	$19.69
The weighted average grant date fair value of all RSUs and TSRs granted during the first nine months of 2015 and 2014 was $26.24 per share and $15.89 per share, respectively. The total intrinsic value of RSUs, TSRs and PRSUs issued under this plan during the first nine months of 2015 and 2014 was $86 million and $42 million, respectively.
The Company purchased $9 million of treasury shares during the first nine months of October 2, 2015 related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of RSUs.
Employee Share Purchase Plan
Upon completion of our initial public offering in 2011, we initiated an Employee Share Purchase Plan (“ESPP”), as amended and restated during the annual shareholder's meeting on May 8, 2014. Under the ESPP, eligible participants are allowed to purchase common shares of Freescale through payroll deductions of up to 15% of their compensation on an after-tax basis. The price an employee pays per share is 85% of the fair market value of the common shares on the close of the last trading day of the purchase period. The ESPP has two six-month purchase periods, the first of which begins on January 1 and the second of which begins on July 1. On January 5, 2015, approximately 690 thousand common shares of Freescale were issued to participating employees under the ESPP for the second half of 2014 purchase period at a discounted price of $21.45 per share. On July 2, 2015, approximately 452 thousand common shares of Freescale were issued to participating employees under the ESPP for the first half of 2015 purchase period at a discounted price of $33.97 per share. Due to the pending closure of the Proposed Merger, the second half of 2015 ESPP was closed and the plan was terminated on September 4, 2015 on which date approximately 173 thousand common shares were issued at a discounted price of $30.24. During both the first nine months of 2015 and 2014, we recognized $4 million of compensation costs related to the 15% discount offered under this plan.
(7) Income Taxes
During the third quarter and first nine months of 2015, we recorded an income tax provision of $21 million and $55 million, respectively, which included income tax expense of $1 million and $13 million, respectively, associated with discrete events. The discrete expense in the third quarter and first nine months of 2015 was primarily related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefits from share-based awards during the period. The excess tax benefits resulted from deductions related to equity compensation in excess of compensation recognized for financial reporting and were recorded in additional paid-in capital in accordance with ASC Subtopic 740,

"Income Taxes" (“ASC Topic 740”). This discrete expense for the first nine months of 2015 also includes a benefit recognized in connection with tax law changes in one of our foreign jurisdictions.
For the third quarter and first nine months of 2014, we recorded an income tax (benefit) provision of $(2) million and $25 million, respectively, predominately related to our foreign operations which included $(4) million and $2 million, respectively, of income tax expense associated with discrete events. The discrete benefit in the third quarter of 2014 was related to (i) a partial release of foreign valuation allowance due to realizability of foreign research credits and (ii) the impact of adjustments necessary in connection with tax returns filed during the period. The discrete expense for the first nine months of 2014 also included an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period.
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
We incur minimal income tax expense on our U.S. earnings due to valuation allowances recorded on substantially all the Company’s U.S. net deferred tax assets. ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Such assessment is required on a jurisdiction by jurisdiction basis. We have concluded that it is more-likely-than-not that our domestic deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the domestic deferred tax assets. In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of historical operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and, (iii) the Company operates in a highly cyclical industry. In addition, we recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets. The valuation allowance on our U.S. deferred tax assets at October 2, 2015 was $1.1 billion. Any release of the valuation allowance will be recorded as a tax benefit increasing net earnings.
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
(8) Commitments and Contingencies
Commitments
Product purchase commitments associated with strategic manufacturing relationships with our wafer foundries and for assembly and test services include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships was $120 million as of October 2, 2015.
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
With the support from our in-house and outside counsel and based on their best estimate, we record an accrual for any claim that arises whenever we consider it is probable we are exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. Based on the most current information available to us and based on our best estimate, we also reevaluate at least on a quarterly basis the claims that have arisen to determine whether any new accruals need to be made or whether any accruals made need to be adjusted. Although the ultimate disposition of asserted claims and proceedings cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position. However, such outcomes may be material to our consolidated statement of operations for a particular period.
Motorola has been named as a defendant in seven multi-plaintiff suits filed in the Circuit Court of Cook County, Illinois and is aware of seven additional claims that will likely be filed in the same venue. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 60 individuals. The seven suits and additional claims allege exposures that occurred between 1965 and 2006. Each suit is seeking an unspecified amount of damages in compensation for the alleged injuries; however, legal counsel representing the plaintiffs has recently indicated they will seek substantial damages for the entire inventory of claims which, if proven and recovered, the Company considers to be material. Pursuant to the Freescale, Inc. indemnification indicated above, we are responsible for Motorola’s liabilities, a portion of which will be reimbursed to Freescale, Inc. once Motorola receives an indemnification payment from its insurance coverage. We and Motorola have denied liability for these alleged injuries based on numerous defenses. Motorola has insurance coverage for all of the years indicated above at differing levels of initial self insurance. We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases.
The first trial to determine liability and compensatory damages with respect to one of the 60 individuals was scheduled to commence on October 19, 2015. The court issued an order dismissing the case and two other claims pending completion of a confidential settlement reached by Motorola. The settlement is partially covered by Motorola’s insurance. Pursuant to the Freescale, Inc. indemnification indicated above, we are responsible for Motorola’s liabilities associated with the settlement after consideration of insurance coverage; however, our indemnification of this amount does not have a material negative impact on our financial position, results of operations or cash flows. In light of this initial settlement by Motorola and our indemnification of Motorola, we have recorded a loss contingency as of October 2, 2015 representing our indemnification of such settlement and our current estimate of the potential exposure on the remaining multi-plaintiff suits and claims covering the remaining 57 individuals. The loss contingency accrual of $25 million is reflected in reorganization of business, merger expenses and other and represents the low end of our current estimate of the range of potential outcomes as no point within the range is more likely than another. This range includes the insurance coverage available to Motorola and was derived based on applying the resolution experienced in the settled cases to the substantial damages for the entire inventory of claims indicated above. It is generally difficult to predict what the eventual outcome will be, and when these matters may be resolved due to the differing details of the individual claims, limited discovery taken to date, the extended timeline over which it will take to resolve the remaining 57 individual claims, and the inherently uncertain outcome of litigation. Given these uncertainties, the amounts accrued may not be indicative of the amounts of the ultimate actual liability and will be refined as additional information develops. We intend to continue to vigorously defend our position that we have no liability associated with these claims.
Historically, legal actions have not had a material adverse effect on our business, results of operations or financial condition. The estimated aggregate range of reasonably possible losses is based on currently available information in relation to the claims that have arisen and our best estimate of such losses for those cases for which such estimate can be made. For certain claims, we believe that an estimate cannot currently be made. The estimated aggregate range requires significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in such claims whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the claims, and the uncertainty of the various potential outcomes of such claims. Accordingly, our estimate will change from time to time, and actual losses may be more than the current estimate. As of October 2, 2015, we believe that for all litigation pending our aggregate exposure to loss could range between $25 million and approximately $110 million.
(9) Reorganization of Business, Merger Expenses and Other
Nine months ended October 2, 2015
Strategic Realignment
We have continued to shift our research and development investment and sales force to accelerate growth and improve profitability (the "Strategic Realignment"). Since the inception of the plan in late 2012, we have recorded a total of $129 million in net charges to reorganization of business, merger expenses and other for employee termination benefits and other exit costs in connection with re-allocating research and development resources and re-aligning sales resources, as further described in this section.
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

The following table displays a roll-forward from January 1, 2015 to October 2, 2015 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments	Usage	Accruals at October 2, 2015
Employee Separation Costs
Supply chain	$4	$2	$(2)	$(4)	$—
Research and development	13	15	(3)	(21)	4
Selling, general and administrative	7	2	—	(7)	2
Total	$24	$19	$(5)	$(32)	$6
Related headcount	375	315	(110)	(520)	60
During the first nine months of 2015, we incurred $19 million of additional employee separation charges related to the continued execution of this strategic plan. Additionally, we reversed $5 million of accruals for employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The $32 million used reflects cash payments made to employees separated as part of the plan during the first nine months of 2015. The accrual of $6 million at October 2, 2015 reflects the estimated liability to be paid to the remaining 60 employees to be separated through 2016, along with previously separated employees still receiving severance benefits, based on current exchange rates.
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
The following table displays a roll-forward from January 1, 2015 to October 2, 2015 of the employee separation cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2015	Charges	Adjustments & Currency Impact	Usage	Accruals at October 2, 2015
Employee Separation Costs
Supply chain	$8	$—	$(1)	$—	$7
Research and development	1	—	—	—	1
Total	$9	$—	$(1)	$—	$8
There were less than $1 million of cash payments made to employees separated as part of the Reorganization of Business Program during the first nine months of 2015. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation, reflecting the strengthening of the U.S. dollar against the Euro during the first nine months of 2015. The accrual of $8 million at October 2, 2015 reflects the estimated liability to be paid through 2015 to previously separated employees still receiving severance benefits and for outplacement services and other severance-related costs, based on current exchange rates.
Disposition Activities
During first nine months of 2015, we recorded $2 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility. Additionally, during the first nine months of 2015, we incurred a $1 million charge associated with the liquidation of the remaining assets of one of our former foreign subsidiaries.
Merger and Other Expenses
During first nine months of 2015, we recorded expenses consisting primarily of legal costs, retention incentives and dedicated resources associated with the Proposed Merger and accrued an estimated charge in the third quarter related to the Freescale, Inc. indemnification of Motorola for certain liabilities related to our business activities prior to our separation from Motorola in 2004.

Nine months ended October 3, 2014
Strategic Realignment
The following table displays a roll-forward from January 1, 2014 to October 3, 2014 of the employee separation and exit cost accruals established related to the Strategic Realignment:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments	Used	Accruals at October 3, 2014
Employee Separation Costs
Supply chain	$5	$2	$—	$(5)	$2
Research and development	2	7	—	(5)	4
Selling, general and administrative	4	4	—	(5)	3
Total	$11	$13	$—	$(15)	$9
Related headcount	170	115	—	(210)	75
Exit and Other Costs	$8	$—	$(1)	$(4)	$3
During the first nine months of 2014, we incurred $13 million of additional employee separation charges related to the continued implementation of this strategic plan. The $15 million used reflects cash payments paid to employees separated as part of the Strategic Realignment during the first nine months of 2014.
Additionally, we recorded an adjustment of $1 million to our previously estimated cost to vacate underutilized office space in Austin, Texas in accordance with ASC Topic 420, "Exit or Disposal Cost Obligations," during the first quarter of 2014.
Reorganization of Business Program
The following table displays a roll-forward from January 1, 2014 to October 3, 2014 of the employee separation accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2014	Charges	Adjustments & Currency Impact	Usage	Accruals at October 3, 2014
Employee Separation Costs
Supply chain	$17	$—	$(1)	$(5)	$11
Research and development	1	—	—	—	1
Selling, general and administrative	1	—	—	(1)	—
Total	$19	$—	$(1)	$(6)	$12
Related headcount	30	—	—	(20)	10
The $6 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program during the first nine months of 2014 consisting of payments for severance benefits, outplacement services and other severance-related costs. We adjusted our anticipated future severance payments by $1 million to incorporate the currency impact in the above presentation reflecting the strengthening of the U.S. dollar against the Euro during the first nine months of 2014.
Disposition Activities
During the first nine months of 2014 and in connection with the closure of the Toulouse, France manufacturing facility, we recorded a $4 million charge related to on-going closure and decommissioning costs. We also recorded a charge of $6 million related to demolition costs incurred to prepare our former manufacturing facility located in Sendai, Japan for sale.
(10) Supplemental Guarantor Condensed Consolidating Financial Statements
Pursuant to the terms of our acquisition by a consortium of private equity funds (“Sponsors”) in a transaction referred to as the “Merger” in December 2006, Freescale Inc. continues as a wholly-owned indirect subsidiary of Freescale Ltd. The reporting entity subsequent to the Merger is Freescale Ltd.
As a result of the Merger and subsequent debt redemption and refinancing transactions, we had $1,460 million aggregate principal amount of Senior Notes outstanding as of October 2, 2015, as further discussed in Note 4, “Debt.” The senior secured notes are jointly and severally guaranteed on a secured, senior basis, and the senior unsecured notes are jointly and severally guaranteed on an unsecured, senior basis, and in each case, are subject to certain exceptions, by Freescale Ltd., its wholly owned direct and indirect subsidiaries created in connection with the Merger, and SigmaTel, LLC (together, the “Guarantors”). Each Guarantor fully and unconditionally guarantees, jointly and severally with the other Guarantors, as a primary obligor and not merely as a surety, the due and punctual payment and performance of the obligations. As of October 2, 2015, other than SigmaTel, LLC, none of Freescale Inc.’s domestic or foreign subsidiaries (“Non-Guarantors”) guarantee the Senior Notes or Credit Facility. In the future, other subsidiaries may be required to guarantee all or a portion of the Senior Notes, if and to the extent they guarantee the Credit Facility. (The relationship between the Company and the parent companies is defined and discussed in Note 1, “Basis of Presentation and Principles of Consolidation,” to our consolidated financial statements in the Annual Report.)
The following tables present our results of operations, financial position and cash flows of Freescale Ltd., the Guarantors, Freescale Inc., the Non-Guarantors and eliminations for the three and nine months ended October 2, 2015 and October 3, 2014 and as of October 2, 2015 and December 31, 2014, to arrive at the information on a consolidated basis:

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,405	$1,432	$(1,717)	$1,120
Cost of sales	—	—	952	1,346	(1,717)	581
Gross margin	—	—	453	86	—	539
Research and development	—	—	130	67	—	197
Selling, general and administrative	2	—	156	44	(87)	115
Amortization expense for acquired intangible assets	—	—	4	—	—	4
Reorganization of business, merger expenses and other	—	—	33	2	—	35
Operating (loss) earnings	(2)	—	130	(27)	87	188
Loss on extinguishment or modification of long-term debt	—	—	(19)	—	—	(19)
Other income (expense), net	107	107	1	93	(376)	(68)
Earnings before income taxes	105	107	112	66	(289)	101
Income tax expense	—	—	2	19	—	21
Net earnings	$105	$107	$110	$47	$(289)	$80

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Three Months Ended October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$105	$107	$110	$47	$(289)	$80
Other comprehensive (loss) earnings, net of tax:
Derivative instruments adjustments:
Unrealized losses arising during the period	—	—	(25)	—	—	(25)
Reclassification adjustment for items in net earnings	—	—	6	—	—	6
Post-retirement adjustments:
Gains arising during the period	—	—	—	—	—	—
Amortization of actuarial (losses) gains in net earnings	—	—	(3)	1	—	(2)
Other comprehensive (loss) earnings	—	—	(22)	1	—	(21)
Comprehensive earnings	$105	$107	$88	$48	$(289)	$59

Supplemental Condensed Consolidating Statement of Operations For the Three Months Ended October 3, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,606	$1,637	$(2,030)	$1,213
Cost of sales	—	—	1,126	1,555	(2,030)	651
Gross margin	—	—	480	82	—	562
Research and development	—	—	139	74	—	213
Selling, general and administrative	1	—	176	54	(109)	122
Amortization expense for acquired intangible assets	—	—	4	—	—	4
Reorganization of business, merger expenses and other	—	—	3	5	—	8
Operating (loss) earnings	(1)	—	158	(51)	109	215
Loss on extinguishment or modification of long-term debt	—	—	(10)	—	—	(10)
Other income (expense), net	140	141	(7)	115	(471)	(82)
Earnings before income taxes	139	141	141	64	(362)	123
Income tax benefit	—	—	—	(2)	—	(2)
Net earnings	$139	$141	$141	$66	$(362)	$125

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Three Months Ended October 3, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$139	$141	$141	$66	$(362)	$125
Other comprehensive (loss) earnings, net of tax:
Derivative instrument adjustments:
Unrealized gains arising during the period	—	—	(9)	—	—	(9)
Reclassification adjustment for items in net earnings	—	—	(2)	—	—	(2)
Post-retirement adjustments:
Amortization of actuarial gains included in net earnings (loss)	—	—	(1)	1	—	—
Other comprehensive (loss) earnings	—	—	(12)	1	—	(11)
Comprehensive earnings	$139	$141	$129	$67	$(362)	$114

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$4,400	$4,562	$(5,475)	$3,487
Cost of sales	—	—	3,004	4,290	(5,475)	1,819
Gross margin	—	—	1,396	272	—	1,668
Research and development	—	—	423	212	—	635
Selling, general and administrative	6	—	478	151	(276)	359
Amortization expense for acquired intangible assets	—	—	14	—	—	14
Reorganization of business and other	—	—	64	3	—	67
Operating (loss) earnings	(6)	—	417	(94)	276	593
Loss on extinguishment or modification of long-term debt	—	—	(49)	—	—	(49)
Other income (expense), net	374	374	41	293	(1,299)	(217)
Earnings before income taxes	368	374	409	199	(1,023)	327
Income tax expense	—	—	27	28	—	55
Net earnings	$368	$374	$382	$171	$(1,023)	$272

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Nine Months Ended October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$368	$374	$382	$171	$(1,023)	$272
Other comprehensive earnings, net of tax:
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(33)	—	—	(33)
Reclassification adjustment for items included in net earnings	—	—	12	—	—	12
Post-retirement adjustments:
Gains arising during the period	—	—	101	—	—	101
Amortization of actuarial (losses) gains included in net earnings	—	—	(4)	3	—	(1)
Other comprehensive earnings	—	—	76	3	—	79
Comprehensive earnings	$368	$374	$458	$174	$(1,023)	$351

Supplemental Condensed Consolidating Statement of Operations For the Nine Months Ended October 3, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$4,528	$4,730	$(5,727)	$3,531
Cost of sales	—	—	3,197	4,457	(5,727)	1,927
Gross margin	—	—	1,331	273	—	1,604
Research and development	—	—	417	225	—	642
Selling, general and administrative	5	—	506	170	(305)	376
Amortization expense for acquired intangible assets	—	—	11	—	—	11
Reorganization of business and other	—	—	7	18	—	25
Operating (loss) earnings	(5)	—	390	(140)	305	550
Loss on extinguishment or modification of long-term debt	—	—	(69)	—	—	(69)
Other income (expense), net	294	295	(21)	314	(1,150)	(268)
Earnings before income taxes	289	295	300	174	(845)	213
Income tax expense	—	—	5	20	—	25
Net earnings	$289	$295	$295	$154	$(845)	$188

Supplemental Condensed Consolidating Statement of Comprehensive Earnings For the Nine Months Ended October 3, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Net earnings	$289	$295	$295	$154	$(845)	$188
Other comprehensive (loss) earnings, net of tax:
Derivative instrument adjustments:
Unrealized losses arising during the period	—	—	(3)	—	—	(3)
Post-retirement adjustments:
Amortization of actuarial (losses) gains included in net earnings	—	—	(3)	2	—	(1)
Other comprehensive (loss) earnings	—	—	(6)	2	—	(4)
Comprehensive earnings	$289	$295	$289	$156	$(845)	$184

Supplemental Condensed Consolidating Balance Sheet October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3	$—	$65	$484	$—	$552
Inter-company receivable	246	—	567	460	(1,273)	—
Accounts receivable, net	—	—	159	428	—	587
Inventory, net	—	—	333	433	—	766
Other current assets	—	—	94	60	—	154
Total current assets	249	—	1,218	1,865	(1,273)	2,059
Property, plant and equipment, net	—	—	355	402	—	757
Investment in affiliates	(3,325)	(3,098)	1,435	—	4,988	—
Intangible assets, net	—	—	52	—	—	52
Inter-company note receivable	—	127	—	354	(481)	—
Other assets, net	—	—	123	168	—	291
Total assets	$(3,076)	$(2,971)	$3,183	$2,789	$3,234	$3,159
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	509	764	(1,273)	—
Accounts payable	—	—	267	147	—	414
Accrued liabilities and other	3	—	225	118	—	346
Total current liabilities	3	—	1,036	1,029	(1,273)	795
Long-term debt	—	—	5,060	—	—	5,060
Inter-company note payable	—	354	—	127	(481)	—
Other liabilities	—	—	185	198	—	383
Total liabilities	3	354	6,281	1,354	(1,754)	6,238
Total shareholders’ (deficit) equity	(3,079)	(3,325)	(3,098)	1,435	4,988	(3,079)
Total liabilities and shareholders’ (deficit) equity	$(3,076)	$(2,971)	$3,183	$2,789	$3,234	$3,159

Supplemental Condensed Consolidating Balance Sheet December 31, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4	$—	$181	$511	$—	$696
Inter-company receivable	161	—	509	472	(1,142)	—
Accounts receivable, net	—	—	130	432	—	562
Inventory, net	—	—	335	410	—	745
Other current assets	—	—	105	61	—	166
Total current assets	165	—	1,260	1,886	(1,142)	2,169
Property, plant and equipment, net	—	—	349	401	—	750
Investment in affiliates	(3,710)	(3,710)	1,350	—	6,070	—
Intangible assets, net	—	—	51	8	—	59
Inter-company note receivable	—	123	1	166	(290)	—
Other assets, net	7	—	131	159	—	297
Total assets	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275
Liabilities and shareholders’ (deficit) equity
Current portion of long-term debt and capital lease obligations	$—	$—	$35	$—	$—	$35
Inter-company payable	—	—	501	641	(1,142)	—
Accounts payable	—	—	251	162	—	413
Accrued liabilities and other	—	—	260	137	—	397
Total current liabilities	—	—	1,047	940	(1,142)	845
Long-term debt	—	—	5,535	—	—	5,535
Inter-company note payable	43	123	—	124	(290)	—
Other liabilities	—	—	270	206	—	476
Total liabilities	43	123	6,852	1,270	(1,432)	6,856
Total shareholders’ (deficit) equity	(3,581)	(3,710)	(3,710)	1,350	6,070	(3,581)
Total liabilities and shareholders’ (deficit) equity	$(3,538)	$(3,587)	$3,142	$2,620	$4,638	$3,275

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 2, 2015
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by (used for) operating activities	$83	$(226)	$401	$371	$(96)	$533
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(66)	(71)	—	(137)
Acquisitions and strategic investment activity	—	—	(13)	(20)	—	(33)
Payments for purchased licenses and other assets	—	—	(29)	(25)	—	(54)
Proceeds from note receivable	—	—	4	—	—	4
Inter-company loans and capital transactions	(93)	(97)	(8)	(187)	385	—
Cash flow used for investing activities	(93)	(97)	(112)	(303)	385	(220)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(721)	—	—	(721)
Debt issuance proceeds, net of debt issuance costs	—	—	200	—	—	200
Proceeds from stock option exercises and ESPP share purchases	61	—	—	—	—	61
Excess tax benefits from share-based compensation plans	—	—	25	1	—	26
Payments for contractual arrangements	—	—	(2)	—	—	(2)
Purchases of treasury shares	(9)	—	—	—	—	(9)
Inter-company loans, dividends and capital transactions	(43)	323	93	(84)	(289)	—
Cash flow provided by (used for) financing activities	9	323	(405)	(83)	(289)	(445)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)
Net decrease in cash and cash equivalents	(1)	—	(116)	(27)	—	(144)
Cash and cash equivalents, beginning of period	4	—	181	511	—	696
Cash and cash equivalents, end of period	$3	$—	$65	$484	$—	$552

Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended October 3, 2014
(in millions)	Freescale Ltd.	Guarantors	Freescale Inc.	Non-Guarantors	Eliminations	Consolidated
Cash flow provided by operating activities	$63	$—	$116	$262	$(101)	$340
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(61)	(114)	—	(175)
Acquisitions and strategic investment activity	—	—	(11)	—	—	(11)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1	—	—	1
Payments for purchased licenses and other assets	—	—	(38)	(25)	—	(63)
Inter-company loans and capital transactions	(820)	(824)	—	(4)	1,648	—
Cash flow used for investing activities	(820)	(824)	(109)	(143)	1,648	(248)
Cash flows from financing activities:
Retirements of and payments for long-term debt and capital lease obligations	—	—	(1,451)	—	—	(1,451)
Debt issuance proceeds, net of debt issuance costs	—	—	590	—	—	590
Proceeds from equity offering, net of offering costs	717	—	—	—	—	717
Proceeds from stock option exercises and ESPP share purchases	44	—	—	—	—	44
Excess tax benefits from share-based compensation plans	—	—	5	—	—	5
Inter-company loans, dividends and capital transactions	—	824	820	(97)	(1,547)	—
Cash flow provided by (used for) financing activities	761	824	(36)	(97)	(1,547)	(95)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	4	—	(29)	15	—	(10)
Cash and cash equivalents, beginning of period	1	—	235	511	—	747
Cash and cash equivalents, end of period	$5	$—	$206	$526	$—	$737

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended October 2, 2015 and October 3, 2014 and our financial condition as of October 2, 2015 and December 31, 2014. The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 6, 2015 ("Annual Report"). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our Annual Report and Part II, Item 1A of this Quarterly Report. Actual results may differ materially from those contained in any forward looking statements. We undertake no obligation to update any forward looking statement to reflect subsequent events or circumstances. Freescale Semiconductor, Ltd. and its wholly-owned subsidiaries, including Freescale Semiconductor, Inc. (“Freescale Inc.”), are collectively referred to as the “Company,” “Freescale,” “we,” “us” or “our,” as the context requires.
Overview. On March 1, 2015, Freescale Ltd. entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Freescale, NXP Semiconductors N.V., a Dutch public limited liability company (“NXP”), and Nimble Acquisition Limited, a Bermuda exempted limited liability company and a wholly-owned, indirect subsidiary of NXP (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Freescale (the “Proposed Merger”), with Freescale surviving the Proposed Merger as a wholly-owned, indirect subsidiary of NXP. At the effective time of the Proposed Merger, pursuant to the terms of the Merger Agreement, each issued and outstanding common share of Freescale, other than treasury shares held by Freescale or shares owned by NXP or its subsidiaries, will be cancelled and automatically converted into the right to receive $6.25 per share in cash, without interest, plus 0.3521 of an authorized, issued and fully paid ordinary share of NXP, par value EUR 0.20 per share. On July 2, 2015, shareholders of Freescale Ltd. and NXP independently approved the Proposed Merger. Pending satisfaction of other customary closing conditions, including foreign regulatory approvals, the Proposed Merger is currently expected to close in the fourth quarter of 2015.
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
The trend of increasing connectivity and the need for enhanced intelligence in existing and new markets are the primary drivers of the growth of embedded processing solutions in electronic devices. The majority of our net sales is derived from five product groups. Our Microcontrollers product group represented 27% and 21% of our total net sales in the third quarter of 2015 and 2014, respectively. MCUs are a self-contained embedded control system with processors, memory and peripherals on a chip. Combined with applications processors, we deliver solutions for automotive, industrial, smart energy, healthcare and multimedia applications. Our Digital Networking product group represented 17% and 23% of our total net sales in the third quarter of 2015 and 2014, respectively. We offer a scalable portfolio of multicore communication processors and system-on-a-chip solutions for the networking and communication markets. Our products provide enhanced intelligence and connectivity to the telecommunications equipment, network infrastructure and general embedded connectivity nodes that are enabling the IoT. Our Automotive MCU product group represented 27% and 25% of our total net sales in the third quarter of 2015 and 2014, respectively. Our Automotive MCUs are developed specifically for the critical performance and quality requirements of the automotive industry. We are enabling the latest developments in powertrain, advanced safety, body and infotainment applications. Our Analog and Sensors product group represented 20% and 17% of our total net sales in the third quarter of 2015 and 2014, respectively. Our analog, mixed-signal analog and sensor products help capture, manage and transmit data from the real-world environment for embedded processing applications in the automotive, industrial and consumer markets. These devices complement our MCUs in applications for robotics, factory automation, automotive radar, braking and airbag control. Our RF product group represented 7% and 13% of our total net sales in the third quarter of 2015 and 2014, respectively. We supply RF high-power products into the cellular infrastructure market and are expanding our portfolio to leverage our RF technology leadership into the military, appliance and automotive markets.
Conditions Impacting Our Business. Our business results are impacted by demand for electronic content in automobiles, networking and wireless infrastructure equipment, industrial and factory automation and consumer electronic devices. We operate in an industry that is cyclical and subject to changing customer inventory levels, fluctuations in product supply and demand, technological changes, product obsolescence, price erosion, evolving standards and short product life-cycles.
Our total net sales in the third quarter of 2015 decreased by $78 million, or 7%, compared to the second quarter of 2015. The revenue decline was primarily attributable to lower sales of our RF products due to high customer inventory levels and lower spending in the wireless infrastructure market, particularly in China. Additionally, we experienced lower demand for our products sold into the Automotive market in the third quarter associated with typical seasonality. These declines were partially offset by continued strength in our Microcontrollers business with increased shipments of our application processors in the distribution channel and higher end-of-life shipments for certain of our Analog and Sensors and Microcontrollers products. Despite the lower net sales, our gross margin remained flat in the third quarter of 2015 as compared to the second quarter of 2015 due to continued operational execution efficiency.
During the fourth quarter of 2015, the company expects sales to decline from both the third quarter of 2015 and the fourth quarter last year. Normal seasonality in the company’s automotive businesses, continued weakness in wireless infrastructure and enterprise spending, which will negatively impact our RF and Digital Networking product groups, and weak end-demand in industrial which will lead to lower Microcontrollers revenues. The decline in sales will result in lower gross margins and overall earnings compared to both third quarter of 2015 and fourth quarter of 2014. For more information on trends and other factors affecting our business, refer to Part I, Item 1A: "Risk Factors" in our Annual Report and Part II, Item 1A: "Risk Factors" in this Quarterly Report.
Capital Restructuring Activities. During the first nine months of 2015, including the impacts of borrowings under the 2019 Revolver, we redeemed $478 million of indebtedness primarily due in 2020, which reduces our annualized cash interest expense by $60 million. We have reduced our outstanding indebtedness by approximately $1.4 billion and annualized cash interest expense by approximately $160 million since January 2014. Subsequent to the end of the quarter, we repaid $50 million of the outstanding borrowings under the 2019 Revolver with cash on hand. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements and “Liquidity and Capital Resources - Financing Activities” for additional discussion of these transactions.)

Results of Operations for the Three and Nine Months Ended October 2, 2015 and October 3, 2014

	Three Months Ended		Nine Months Ended
(in millions, unaudited)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Orders	$1,064	$1,206	$3,362	$3,578
Net sales	$1,120	$1,213	$3,487	$3,531
Cost of sales	581	651	1,819	1,927
Gross margin	539	562	1,668	1,604
Research and development	197	213	635	642
Selling, general and administrative	115	122	359	376
Amortization expense for acquired intangible assets	4	4	14	11
Reorganization of business, merger expenses and other	35	8	67	25
Operating earnings	188	215	593	550
Loss on extinguishment or modification of long-term debt	(19)	(10)	(49)	(69)
Other expense, net	(68)	(82)	(217)	(268)
Earnings before income taxes	101	123	327	213
Income tax expense (benefit)	21	(2)	55	25
Net earnings	$80	$125	$272	$188

Percentage of Net Sales

	Three Months Ended		Nine Months Ended
(unaudited)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Orders	95.0%	99.4%	96.4%	101.3%
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.9%	53.7%	52.2%	54.6%
Gross margin	48.1%	46.3%	47.8%	45.4%
Research and development	17.6%	17.6%	18.2%	18.2%
Selling, general and administrative	10.3%	10.1%	10.3%	10.6%
Amortization expense for acquired intangible assets	0.4%	0.3%	0.4%	0.3%
Reorganization of business, merger expenses and other	3.1%	0.8%	1.9%	0.7%
Operating earnings	16.8%	17.7%	17.0%	15.6%
Loss on extinguishment or modification of long-term debt	*	*	*	*
Other expense, net	*	*	*	*
Earnings before income taxes	9.0%	10.1%	9.4%	6.0%
Income tax expense	1.9%	*	1.6%	0.7%
Net earnings	7.1%	10.3%	7.8%	5.3%
* Not meaningful.
Net Sales
Our net sales decreased by $93 million, or 8%, and orders decreased by $142 million, or 12% in the third quarter of 2015 compared to the third quarter of 2014 driven by declines in Digital Networking and RF product sales and orders for these products which were partially offset by growth in demand for Microcontrollers and Analog and Sensors products.
Our net sales decreased by $44 million, or 1%, and orders decreased by $216 million, or 6%, in the first nine months of 2015 compared to the first nine months of 2014 driven primarily by decreased sales and orders for our Digital Networking products which was partially offset by continued growth in our Microcontrollers product sales during the first nine months of 2015 and increased RF product sales and orders during the first half of 2015.
Distribution sales were approximately 30% and 27% of net sales in the third quarter of 2015 and 2014, respectively, and 28% and 27% in the first nine months of 2015 and 2014, respectively. Distribution sales increased $4 million in the third quarter of 2015 compared to the third quarter of 2014 and $23 million in the first nine months of 2015 compared to the first nine months of 2014. Distribution inventory increased over the third and fourth quarters of 2014, particularly in Asia, and due, in part, to shipments to support higher end-of-life products sales.

Net sales by product group for the three and nine months ended October 2, 2015 and October 3, 2014 were as follows:

	Three Months Ended		Nine Months Ended
(in millions, unaudited)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Microcontrollers	$304	$250	$830	$719
Digital Networking	195	281	593	821
Automotive MCU	299	303	911	915
Analog & Sensors	220	201	650	604
RF	83	157	444	390
Other	19	21	59	82
Total net sales	$1,120	$1,213	$3,487	$3,531
Microcontrollers
Microcontrollers' net sales increased by $54 million, or 22%, in the third quarter of 2015 and by $111 million, or 15%, in the first nine months of 2015 compared to the prior year periods. The increase in Microcontrollers revenue was largely due to continued increased sales of application processors sold into the consumer and automotive markets     and into distribution and sales of our ARM 32-bit microcontrollers sold into the consumer and industrial markets.
Digital Networking
Digital Networking's net sales decreased by $86 million, or 31%, in the third quarter of 2015 and by $228 million, or 28%, in the first nine months of 2015 compared to the prior year periods due to lower sales to certain service provider customers, particularly in the wireless market, along with lower sales into distribution. Sales of our legacy products have also declined as customers across our end markets transition to multicore products.
Automotive MCU
Automotive MCU's net sales decreased by $4 million, or 1%, in the third quarter of 2015 and $4 million, or less than 1%, in the first nine months of 2015 compared to prior year periods. This decline was due to a weakness in sales to emerging markets along with the adverse impact of foreign exchange rates. These declines were partially offset by market share gains and growth in vehicle semiconductor content.
Analog & Sensors
Analog and Sensors' net sales increased by $19 million, or 9%, in the third quarter of 2015 and by $46 million, or 8%, in the first nine months of 2015 compared to the prior year periods. Approximately 90% of our Analog and Sensors net sales in all periods presented were into the automotive market. We experienced higher net sales of our Analog and Sensor products due to growth in vehicle semiconductor content, higher end-of-life automotive product sales and increased sales into the industrial and medical markets.
RF
RF's net sales decreased by $74 million, or 47%, in the third quarter of 2015 compared to the third quarter of 2014. Our RF product group represented 7% and 13% of our total net sales in the third quarter of 2015 and 2014, respectively. This decline was driven by a decline in wireless basestation spending among telecommunications carriers, particularly in China.
RF's net sales increased by $54 million, or 14%, in the first nine months of 2015 compared to the first nine months of 2014 driven by investment in 3G and 4G wireless networks, particularly in China with over 80% of the net sales recorded during the first half of 2015. Our RF product group revenues were at elevated levels during the first half of 2015 due to LTE wireless basestation expansion anticipated, particularly in China. Our RF product group represented 13% and 11% in the first nine months of 2015 and 2014, respectively.
Other
Other net sales decreased by $2 million, or 10%, in the third quarter of 2015 and by $23 million, or 28%, in the first nine months of 2015 compared to the prior year periods. During the third quarter and first nine months of 2015, intellectual property revenues increased by $4 million, or 44%, and decreased by $27 million, or 53%, as compared to the third quarter and first nine months of 2014, respectively
Gross Margin
As a percentage of net sales, gross margin was 48.1% in the third quarter of 2015, reflecting an increase of 180 basis points compared to the third quarter of 2014, and gross margin was 47.8% in the first nine months of 2015, reflecting an increase of 240 basis points compared to the first nine months of 2014. Our gross margin decreased by $23 million, or 4%, during the third quarter of 2015 and compared to the third quarter of 2014, driven by an 8% decrease in our net sales. Our gross margin increased by $64 million, or 4%, during the first nine months of 2015 compared to the first nine months of 2014, offsetting a 1% decrease in our net sales.
Our improvement in gross margin in the first nine months of 2015 as a percentage of net sales was largely attributable to operational efficiencies, yield improvements, procurement savings and an increase in assembly and test utilization, as we sourced more activity in our internal factories. Gross margin was also impacted by the reclassification of a portion of our patent costs to selling, general and administrative expense during the fourth quarter of 2014, which had a positive impact on the year over year improvement. These improvements were partially offset by unfavorable sales mix within our five product groups, the impact of decreases in average selling prices resulting from our annual negotiations with our customers that went into effect during the first quarter of 2015 and the decline of intellectual property revenues by $27 million in the first nine months of 2015 as compared to the first nine months of 2014.
Research and Development
Our research and development expenses decreased by $16 million, or 8%, in the third quarter of 2015 and by $7 million, or 1%, in the first nine months of 2015 compared to the prior year periods. This decrease was driven by headcount reductions in connection with the continued execution of the strategic reorganization plan ("Strategic Realignment"), partially offset by investment in strategic areas, including next generation applications processors. Additionally, during the third quarter of 2015, research and development expenses benefited from lower incentive compensation and the U.S. dollar appreciation over foreign currencies. As a percentage of net sales, our research and development expenses were 18% in all periods presented.
Selling, General and Administrative
Our selling, general and administrative expenses decreased by $7 million, or 6%, in the third quarter of 2015 and by $17 million, or 5%, in the first nine months of 2015 compared to the prior year periods. The decrease for both periods is primarily due to fewer resources in sales and marketing and the transition of resources dedicated to activities associated with the Proposed Merger to reorganization of business, merger expenses and other. In addition, during the third quarter of 2015, we experienced a benefit compared to the third quarter of 2014 related to the U.S. dollar appreciation against various foreign currencies. This decrease was partially offset by the reclassification of a portion of our patent costs from cost of sales to selling, general and administrative expense during the fourth quarter of 2014 and higher incentive compensation. As a percentage of net sales, our selling, general and administrative expenses were 11% during the first nine months of 2014 and 10% in all the other periods presented.
Amortization Expense for Acquired Intangible Assets
Amortization expense for acquired intangible assets related to tradenames/trademarks, customer relationships and developed technology remained flat in the third quarter of 2015 and increased by $3 million, or 27%, in the first nine months of 2015 compared to the prior year periods due to the amortization of certain intangible assets acquired in connection with two strategic acquisitions completed in 2014.
Reorganization of Business, Merger Expenses and Other
During the third quarter of 2015, we recorded $35 million in reorganization of business, merger expenses and other primarily related to an accrual associated with our indemnification of Motorola for certain liabilities related to our business activities prior to our separation from Motorola in 2004 and legal expenses, retention incentives and dedicated resources in connection with the Proposed Merger. During the first nine months of 2015, we recorded $24 million in charges in connection with the Proposed Merger. Additionally, we have recorded $15 million in net charges related to employee separation costs in connection with the Strategic Realignment, $2 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and a $1 million charge associated with the liquidation of the remaining assets of one of our former foreign subsidiaries. (Refer to Note 9, “Reorganization of Business, Merger Expenses and Other,” in the accompanying Condensed Consolidated Financial Statements for more information on the charges discussed in this section.)
During the third quarter of 2014, we recorded $4 million in charges related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan along with other charges. We also incurred $4 million in charges related to employee separation costs in connection with the continued execution of the Strategic Realignment.
Additionally, during the first nine months of 2014, we recorded an incremental $11 million net charge primarily related to employee separation costs in connection with the continued execution of the Strategic Realignment. We also incurred an incremental $6 million in charges during the first nine months of 2014 related to on-going closure and decommissioning costs for our Toulouse, France manufacturing facility and demolition costs for our former manufacturing facility located in Sendai, Japan.

Loss on Extinguishment or Modification of Long-Term Debt
During the third quarter and first nine months of 2015, we recorded charges of $19 million and $49 million, respectively, associated with the redemption of outstanding indebtedness. These charges consisted of call premiums and the write-off of unamortized debt issuance costs associated with the extinguished debt. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further discussion about the redemption.)
During the third quarter and first nine months of 2014, we recorded charges of $10 million and $69 million, respectively, associated with the redemption of outstanding indebtedness and refinancing transactions. These charges consisted of call premiums, the write-off of both unamortized debt issuance costs and original issue discount associated with the extinguished debt and other expenses not eligible for capitalization.
Other Expense, Net
Net interest expense in the third quarter and first nine months of 2015 included interest expense of $68 million and $220 million, respectively partially offset by interest income of $1 million and $3 million, respectively. Net interest in the third quarter and first nine months of 2014 included interest expense of $84 million and $274 million, respectively, partially offset by interest income of $3 million and $9 million, respectively. The decrease in interest expense is due to the debt redemption and refinancing transactions that occurred over the course of 2014 and the first nine months of 2015.
As a result of capital structure changes since the beginning of 2014, we have reduced our outstanding indebtedness by approximately $1.4 billion and annualized interest expense by approximately $160 million, based on current interest rates, and reduced our weighted average cash interest rate from 6.1% at December 31, 2013 to 4.8% at October 2, 2015.
Income Tax Expense
During the third quarter and first nine months of 2015, we recorded an income tax provision of $21 million and $55 million, respectively. The income tax provision recorded during the third quarter and first nine months of 2015 included income tax expense of $1 million and $13 million, respectively, associated with discrete events, primarily related to an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period. The discrete expense for the first nine months of 2015 also included a benefit recognized in connection with tax law changes in one of our foreign jurisdictions in the first quarter of 2015.
During the third quarter and first nine months of 2014, we recorded an income tax (benefit) provision of $(2) million and $25 million, respectively, predominately related to our foreign operations. The income tax provision recorded during the third quarter and first nine months of 2014 included income tax (benefit) expense of $(4) million and $2 million, respectively, associated with discrete events, which primarily include (i) a partial release of foreign valuation allowance due to realizability of foreign research credits and (ii) the impact of adjustments necessary in connection with tax returns filed during the period. The discrete expense for the first nine months of 2014 also included an increase in the domestic valuation allowance resulting from the deferred tax asset created by the excess tax benefit from share-based awards during the period.
Excluding discrete tax items, income tax expense was $20 million and $42 million in the third quarter and first nine months of 2015, respectively, which primarily reflects tax expense attributable to income earned in non-U.S. jurisdictions. This compares to $2 million and $23 million in the third quarter and first nine months of 2014, respectively. The increase from 2014 to 2015 was primarily due to (i) a reduced level of capital expenditure incentives in one of our foreign subsidiaries due to lower capital expenditures in 2015 compared to 2014, (ii) changes in foreign currency rates, and (iii) the impact of fluctuations in year to date and forecasted earnings on the calculation of the estimated annualized effective tax rate. The estimated annualized effective tax rate is applied based on a ratio of actual year to date earnings divided by total forecasted earnings for the year.
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
In our assessment of the need for a domestic valuation allowance, we heavily weighted the following negative evidence: (i) the U.S. Company has experienced a lack of historical operational profitability, exclusive of foreign intercompany dividends; (ii) the forecasted reversal of existing temporary differences does not create taxable income; and (iii) the Company operates in a highly cyclical industry. At the end of each quarter, we evaluate the valuation allowance by reviewing various factors, including (i) the nature, frequency, and severity of losses on a rolling twelve quarter basis; (ii) the strength and trend of earnings as well as other relevant factors; (iii) sources of future taxable income; and (iv) tax planning strategies. This ongoing assessment is based on estimates and requires significant management judgment. At this time, the Company believes it will not have cumulative losses on a rolling twelve quarter basis at some point in the next twelve months, and it is reasonably possible such positive evidence may result in reversal of the valuation allowance within this time frame. Until we reverse the valuation allowance, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Any release of the domestic valuation allowance will be recorded as a non-cash deferred tax benefit, significantly increasing net earnings in the quarter in which the valuation allowance is released. After the valuation allowance is released, we anticipate an effective tax rate approaching the U.S. statutory rate of 35%. The release of the valuation allowance has a minimal, if any, impact on current or projected cash income taxes. Cash taxes paid by the Company will continue to be driven by income in foreign jurisdictions until domestic income exceeds available tax attributes.
Liquidity and Capital Resources
Cash and Cash Equivalents
Of the $552 million of cash and cash equivalents at October 2, 2015, $207 million is attributable to our U.S. subsidiaries and $345 million is attributable to our foreign subsidiaries. The repatriation of the funds of these foreign subsidiaries could be subject to delay and potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.
Operating Activities
We generated cash flow from operations of $533 million and $340 million in the first nine months of 2015 and 2014, respectively. The increase in cash generated from operations is primarily attributable to higher operating earnings and lower cash paid for interest as a result of various debt redemption and refinancing transactions that occurred during 2014 and the first nine months of 2015. These benefits were partially offset by an increase in inventory, as described below, along with higher payments for incentive compensation during the first nine months of 2015.
Our days of inventory on hand increased to 120 days at October 2, 2015 from 116 days at December 31, 2014 and from 100 days at October 3, 2014. The increase in days of inventory on hand is due to lower demand along with an overall focus on balancing inventory levels for our near term business operating conditions, while the increase from the prior year period is driven by higher residual inventory levels associated with strategic inventory builds in the second half of 2014 initiated to resolve previous supply constraint issues experienced by certain of our product groups. Our days sales outstanding increased to 48 days at October 2, 2015 from 46 days at December 31, 2014 and from 45 days at October 3, 2014. The increase in days sales outstanding was the result of sales linearity during the third quarter of 2015. Our days purchases outstanding remained flat at 65 days at both October 2, 2015 and December 31, 2014 and increased from 63 days at October 3, 2014, reflecting the timing of payments on our payables.
Investing Activities
Our net cash utilized for investing activities was $220 million and $248 million in the first nine months of 2015 and 2014, respectively. Our investing activities are driven primarily by capital expenditures and payments for purchased licenses and other assets. The cash utilized for investing activities in the first nine months of 2015 was predominately the result of capital expenditures, which were $137 million and $175 million for the first nine months of 2015 and 2014, respectively, and represented 4% and 5% of net sales, respectively. The higher capital expenditures in the prior year were associated with increasing our manufacturing capacity to fulfill demand primarily from our RF and Microcontroller customers. The cash paid for purchased licenses and other assets decreased to $54 million in the first nine months of 2015 from $63 million in the first nine months of 2014. The remaining $33 million and $10 million of net cash utilized in the first nine months of 2015 and 2014, respectively, primarily related to strategic acquisition and investment activity. Additionally, during the first nine months of 2015, we received $4 million in proceeds for the receipt of a note receivable.
Financing Activities
Our net cash utilized for financing activities was $445 million and $95 million in the first nine months of 2015 and 2014, respectively. Cash flows utilized for financing activities in the first nine months of 2015 included $721 million of payments on debt obligations comprised of (i) payments of $695 million associated with the extinguishment of $653 million of indebtedness and $42 million of call premiums in connection with the debt redemption, along with (ii) $26 million of amortization payments on the term loans. In connection with the debt redemption transaction that occurred during the third quarter of 2015, we incurred $200 million of borrowings under the 2019 Revolver. Additionally, during the first nine months of 2015, we utilized $9 million to purchase treasury shares related to the withholding of common shares used to satisfy employee tax obligations in connection with the vesting of employee-related stock units and $2 million for the fulfillment of a contractual obligation incurred in connection with a strategic acquisition completed in 2014. Cash provided by financing activities in the first nine months of 2015 included $61 million of proceeds from the exercise of stock options and employee share purchase program (ESPP) share purchases and $26 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting. (Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for further information regarding the debt transactions referenced in this section, Note 6,

"Share and Equity-based Compensation," for further information on treasury shares, ESPP and stock options and Note 7, "Income Taxes," for further information on the excess tax benefits.)
Cash flows utilized for financing activities in the first nine months of 2014 included $1.5 billion of payments on debt obligations comprised of (i) payments of $718 million associated with the extinguishment of approximately $680 million of indebtedness along with $38 million of call premiums in connection with the use of proceeds from the equity offering completed during the first quarter of 2014, (ii) payments of $597 million to lenders in connection with the $2.7 billion term loan refinancing transaction completed in the first quarter of 2014, (iii) $27 million of amortization payments on the term loans and (iv) payments of $109 million associated with the debt redemption that occurred during the third quarter of 2014. Cash provided by financing activities in the first nine months of 2014 included (i) $590 million of proceeds, net of transaction costs, related to funds received from lenders under the term loan refinancing and revolver modification transactions which occurred in the first quarter of 2014 and (ii) $717 million of net proceeds from the equity offering completed during the first quarter of 2014. Additionally, cash provided by financing activities in 2014 included $44 million of proceeds from the exercise of stock options and ESPP share purchases and $5 million of excess tax benefits resulting from deductions related to equity compensation in excess of compensation recognized for financial reporting.
Credit Facility
At October 2, 2015, Freescale Inc.’s senior secured credit facilities (the "Credit Facility") included (i) $2,673 million outstanding under the senior secured term loan facility maturing in 2020 (the "Amended 2020 Term Loan"), (ii) $784 million outstanding under the senior secured term loan facility maturing in 2021 (the "2021 Term Loan") and (iii) the revolving credit facility due on February 1, 2019 (the "2019 Revolver"), including letters of credit and swing line loan sub-facilities, with a committed capacity of $400 million. The spread over LIBOR with respect to the Amended 2020 Term Loan is 3.25%, with a LIBOR floor of 1.00%, resulting in an effective interest rate of 4.25% at October 2, 2015. The spread over LIBOR with respect to 2021 Term Loan is 3.75%, with a LIBOR floor of 1.25%, resulting in an effective interest rate of 5.00% at October 2, 2015. At October 2, 2015, the available capacity under the 2019 Revolver was $184 million, as reduced by $16 million of outstanding letters of credit and $200 million of outstanding borrowings. As of October 2, 2015, borrowings under the 2019 Revolver bear interest at LIBOR plus 3.50%, with an effective interest rate of 3.69%. Under the third amended and restated credit agreement as of March 1, 2013 (the "Credit Agreement"), Freescale Inc. is required to repay a portion both of the Amended 2020 Term Loan and 2021 Term Loan in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance, or approximately $35 million annually.
Senior Notes
Freescale Inc. had an aggregate principal amount of $1,460 million in senior notes outstanding at October 2, 2015, consisting of (i) $500 million of 5.00% senior secured notes due 2021 (the "5.00% Secured Notes") and (ii) $960 million of 6.00% senior secured notes due 2022 (the "6.00% Secured Notes") (collectively, the "Senior Notes"). With regard to these notes, interest is payable semi-annually in arrears as follows: (i) every May 15th and November 15th for the 5.00% Secured Notes and (ii) every May 15th and November 15th for the 6.00% Secured Notes.
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
Debt Service
We are required to make debt service principal payments under the terms of our debt agreements. As of October 2, 2015, future obligated debt payments are $9 million during the remainder of 2015, $35 million in 2016, $35 million in 2017, $35 million in 2018, $235 million in 2019, $2,566 million in 2020 and $2,202 million thereafter. Subsequent to the end of the third quarter of 2015, we repaid $50 million of the outstanding borrowings under the 2019 Revolver with cash on hand.
Fair Value
At October 2, 2015, the fair value of the aggregate principal amount of our long-term debt was approximately $5,119 million, exclusive of $35 million of current maturities, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.
Refer to Note 4, "Debt," in the accompanying Condensed Consolidated Financial Statements for more detail on the notes described in this section.

Adjusted EBITDA
Adjusted EBITDA is calculated in accordance with the Credit Agreement and the indentures governing the senior secured and senior unsecured notes (the "Indentures"). Adjusted EBITDA is net earnings adjusted for certain non-cash and other items that are included in net earnings. Freescale Inc. is not subject to any maintenance covenants under its existing debt agreements and is therefore not required to maintain any minimum specified level of Adjusted EBITDA or maintain any ratio based on Adjusted EBITDA or otherwise. However, our ability to engage in specified activities is tied to ratios under Freescale Inc.'s debt agreements based on Adjusted EBITDA, in each case subject to certain exceptions. Our subsidiaries are unable to incur any indebtedness under the Indentures and specified indebtedness under the Credit Agreement, pay dividends, make certain investments, prepay junior debt and make other restricted payments, in each case not otherwise permitted by our debt agreements, unless, after giving effect to the proposed activity, the fixed charge coverage ratio (as defined in the applicable indenture) would be at least 2.00:1 and the senior secured first lien leverage ratio (as defined in the Credit Agreement) would be no greater than 4.00:1. Also, our subsidiaries may not incur certain indebtedness in connection with acquisitions unless, prior to and after giving effect to the proposed transaction, the total leverage ratio (as defined in the Credit Agreement) is no greater than 6.50:1, except as otherwise permitted by the Credit Agreement. In addition, except as otherwise permitted by the applicable debt agreement, we may not designate any subsidiary as unrestricted or engage in certain mergers unless, after giving effect to the proposed transaction, the fixed charge coverage ratio would be at least 2.00:1 or equal to or greater than it was prior to the proposed transaction and the senior secured first lien leverage ratio would be no greater than 4.00:1. We are also unable to have liens on assets securing indebtedness without also securing the notes unless the consolidated secured debt ratio (as defined in the applicable indenture) would be no greater than 3.25:1 after giving effect to the proposed lien, except as otherwise permitted by the Indentures. Accordingly, we believe it is useful to provide the calculation of Adjusted EBITDA to investors for purposes of determining our ability to engage in these activities. As of October 2, 2015, Freescale Inc. was in compliance with the covenants under the Credit Facility and the Indentures and met the total leverage ratio, the senior secured first lien leverage ratio and the fixed charge coverage ratio but did not meet the consolidated secured debt ratio. As of October 2, 2015, Freescale Inc.'s total leverage ratio was 3.86:1, senior secured first lien leverage ratio was 3.81:1, the fixed charge coverage ratio was 4.94:1 and the consolidated secured debt ratio was 4.27:1. Accordingly, we are currently restricted from incurring liens on assets securing indebtedness, except as otherwise permitted by the Indentures. The fact that we did not meet one of these ratios does not result in any default under the Credit Agreement or the Indentures.
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

Twelve Months Ended
(in millions)	October 2, 2015
Net earnings	$335
Interest expense, net	294
Income tax expense	83
Depreciation and amortization expense(1)	263
Non-cash share-based compensation expense (2)	83
Loss on extinguishment or modification of long-term debt (3)	59
Reorganization of business, merger expenses and other (4)	79
Other terms (5)	3
Adjusted EBITDA	$1,199

(1)	Excludes amortization of debt issuance costs, which are included in interest expense, net.

(2)	Reflects non-cash, share-based compensation expense under the provisions of ASC Topic 718, “Compensation – Stock Compensation.”

(3)	Reflects losses on extinguishments and modifications of our long-term debt.

(4)	Reflects items related to our reorganization of business programs, expenses associated with the Proposed Merger and other items.

(5)	Reflects adjustments required by our debt instruments, including business optimization expenses, relocation expenses and other items.
Future Financing Activities
Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations, including debt service principal payments on the term loans. Subsequent to the end of the quarter, we repaid $50 million of the outstanding borrowings under the 2019 Revolver with cash on hand. We expect to spend approximately $15 million over the remainder of 2015 and approximately $8 million thereafter in connection with our on-going Strategic Realignment plan, the Proposed Merger (excluding costs contingent on the closing of the Proposed Merger) and the closure of the Toulouse, France manufacturing facility; however, the timing of these payments depends on many factors, including (i) the redeployment of existing resources and compliance with local employment laws and (ii) the closing of the Proposed Merger. Further, actual amounts paid may vary based on currency fluctuation. We believe that our cash and cash equivalents balance as of October 2, 2015 of $552 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next twelve months. In addition, our ability to borrow under the 2019 Revolver was $184 million as of October 2, 2015, as reduced by $16 million of outstanding letters of credit and $200 million of outstanding borrowings. (Refer to Note 4, "Debt," and Note 9, "Reorganization of Business, Merger Expenses and Other," in the accompanying Condensed Consolidated Financial Statements for additional discussion of the borrowing abilities and reorganization actions described in this section.)
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
At October 2, 2015, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $129 million. These forward contracts have original maturities of three months or less. The fair value of the forward contracts was a net unrealized loss of $2 million at October 2, 2015. Forward contract gains losses of $4 million and $6 million during the third quarter and first nine months of 2015, respectively, were recorded in other expense, net in the accompanying Condensed Consolidated Statement of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk of foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	October 2, 2015
Malaysian Ringgit	$40
Chinese Renminbi	$25
Japanese Yen	$23
Euro	$23
Indian Rupee	$3
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and accounts receivable. The fair value of these foreign exchange derivative instruments would hypothetically decrease by $7 million as of October 2, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset losses and gains on the assets and liabilities being hedged. If the hedged instruments were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Instruments used as cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a cash flow hedge at the inception of the hedging relationship. Accordingly, changes in the fair values of such hedge instruments must be highly correlated with changes in the fair values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. At October 2, 2015, we had forward contracts designated as foreign currency cash flow hedges with a total fair value of a net unrealized loss of $14 million. These contracts have original maturities of 16 months or less. The following table shows, in millions of U.S. dollars, the notional amounts of the foreign exchange hedge positions for outstanding foreign exchange contracts designated as cash flow hedges as of October 2, 2015:

Buy (Sell)	October 2, 2015	Hedged Exposure
Malaysian Ringgit	$54	Cost of sales
Chinese Renminbi	$51	Cost of sales
	$15	Research and development
	$15	Selling, general and administrative
Japanese Yen	$31	Cost of sales
	$7	Selling, general and administrative
Euro	$(30)	Net sales
Indian Rupee	$11	Research and development
Israeli Shekel	$11	Research and development
Losses of $6 million and $11 million during the third quarter and first nine months of 2015, respectively, were recorded in the accompanying Condensed Consolidated Statement of Operations related to our realized results associated with these cash flow hedges. The fair value of these cash flow designated foreign exchange derivative instruments would hypothetically decrease by $13 million as of October 2, 2015, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels.
Interest Rate Risk
At October 2, 2015, we had total indebtedness with an outstanding principal amount of $5,117 million, including $3,657 million of variable interest rate debt based on LIBOR. Our terms loans have LIBOR floors that were above the current LIBOR rates, and therefore, is effectively fixed rate debt while LIBOR rates remain below these LIBOR floors. A 100 basis point increase in LIBOR rates from their current levels would result in an increase in our interest expense of only $7 million per year, as the rates would remain below the LIBOR floor on the 2021 Term Loan.
During 2014, we entered into additional cash flow designated interest rate swap agreements to hedge a portion of our variable rate debt against exposure to increasing LIBOR rates which may exceed the LIBOR floor on our Amended 2020 Term Loan in future periods. These agreements fix the interest rate on a portion of our variable rate debt beginning in 2016. We are required to pay the counterparties a stream of fixed rate interest payments at a weighted average rate of: (i) 1.62% on a notional amount of $1.4 billion in 2016, (ii) 2.43% on a notional amount of $1.1 billion in 2017 and (iii) 2.95% on a notional amount of $800 million in 2018. In connection with these interest rate swap agreements, we will receive variable rate payments from the counterparties based on 1-month LIBOR, subject to a LIBOR floor of 1%, which coincides with the LIBOR floor on the Amended 2020 Term Loan. The fair value of our interest rate swap agreements (including outstanding historical swap agreements and their offsetting swap agreements) was a net obligation of $35 million, which was estimated based on the yield curve at October 2, 2015. A 100 basis point increase in LIBOR rates would increase the fair value of our interest rate swap agreements by approximately $17 million.
The fair value of the aggregate principal amount of our long-term debt, exclusive of $35 million of current maturities, was $5,119 million at October 2, 2015, based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 100 basis point change in interest rates would impact the fair value of our long-term debt by $51 million.
Refer to Note 2, “Other Financial Data,” Note 3, “Fair Value Measurement,” Note 4, "Debt," and Note 5, “Risk Management,” in the accompanying Condensed Consolidated Financial Statements for more information about these financial instruments, their fair values and the financial impact recorded in our results of operations. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the first nine months of 2015. However, we cannot provide assurance that future changes in foreign currency rates, commodity prices or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of October 2, 2015, we believe that our exposure to counterparty risk is immaterial.

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

PART II
Item 1: Legal Proceedings
Under the terms of the master separation and distribution agreement entered into in connection with our spin-off from Motorola in 2004, we are responsible for indemnifying and defending Motorola from claims arising from Motorola’s semiconductor business prior to the spin-off. Motorola has been named as a defendant in seven multi-plaintiff suits filed in the Circuit Court of Cook County, Illinois and is aware of seven additional claims that will likely be filed in the same venue. These claims allege a link between working in semiconductor manufacturing clean room facilities and birth defects in 60 individuals. The seven suits and additional claims allege exposures that occurred between 1965 and 2006. Each suit is seeking an unspecified amount of damages in compensation for the alleged injuries; however, legal counsel representing the plaintiffs has recently indicated they will seek substantial damages for the entire inventory of claims which, if proven and recovered, the Company considers to be material. Pursuant to the Freescale, Inc. indemnification indicated above, we are responsible for Motorola’s liabilities, a portion of which will be reimbursed to Freescale, Inc. once Motorola receives an indemnification payment from its insurance coverage. We and Motorola have denied liability for these alleged injuries based on numerous defenses. Motorola has insurance coverage for all of the years indicated above at differing levels of initial self insurance.  We are in discussions with Motorola and their insurers regarding the availability of applicable insurance coverage for each of the individual cases.
The first trial to determine liability and compensatory damages with respect to one of the 60 individuals was scheduled to commence on October 19, 2015. The court issued an order dismissing the case and two other claims pending completion of the confidential settlement reached by Motorola. The settlement is partially covered by Motorola’s insurance. Pursuant to the Freescale, Inc. indemnification indicated above, we are responsible for Motorola’s liabilities associated with the settlement after consideration of insurance coverage; however, our indemnification of this amount does not have a material negative impact on our financial position, results of operations or cash flows.
Refer to Note 8, “Commitments and Contingencies,” in the accompanying Condensed Consolidated Financial Statements for additional information.
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

We note that Blackstone's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2015, reproduced the following disclosure by Travelport Limited (“Travelport”), a Blackstone portfolio company.

“Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below in connection with activities during the quarter ended June 30, 2015. We have not independently verified or participated in the preparation of this disclosure.

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

The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2015 were approximately $145,000 and $104,000, respectively.’”

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

FREESCALE SEMICONDUCTOR, LTD.
Dated:	October 22, 2015	By:	/s/ DANIEL J. DURN
Daniel J. Durn
Chief Financial Officer